Form 10-Q
period 2021-09-30
Volcon, Inc.
filed 2021-11-15
CIK 1829794

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to__________

Commission file number: 001-40867

Volcon, Inc.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	84-4882689
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

2590 Oakmont Drive, Suite 520, Round Rock, TX	78665
(Address of Principal Executive Offices)	(Zip Code)

(512) 400-4271

(Registrant's Telephone Number, Including Area Code)

(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically if any, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-Accelerated Filer ☒	Smaller Reporting Company ☒
Emerging Growth Company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	VLCN	The NASDAQ Stock Market LLC

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The registrant had [●] shares of common stock outstanding at November [●], 2021.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

We make forward-looking statements under the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in other sections of this Form 10-Q. In some cases, you can identify these statements by forward-looking words such as “may,” “might,” “should,” “would,” “could,” “expect,” “plan,” “anticipate,” “intend,” “believe,” “estimate,” “predict,” “potential” or “continue,” and the negative of these terms and other comparable terminology. These forward-looking statements, which are subject to known and unknown risks, uncertainties and assumptions about us, may include projections of our future financial performance based on our growth strategies and anticipated trends in our business. These statements are only predictions based on our current expectations and projections about future events. There are important factors that could cause our actual results, level of activity, performance or achievements to differ materially from the results, level of activity, performance or achievements expressed or implied by the forward-looking statements.

While we believe we have identified material risks, these risks and uncertainties are not exhaustive. Other sections of this Form 10-Q may describe additional factors that could adversely impact our business and financial performance. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible to predict all risks and uncertainties, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

Although we believe the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, level of activity, performance or achievements. Moreover, neither we nor any other person assumes responsibility for the accuracy or completeness of any of these forward-looking statements. You should not rely upon forward-looking statements as predictions of future events. We are under no duty to update any of these forward-looking statements after the date of this Form 10-Q to conform our prior statements to actual results or revised expectations, and we do not intend to do so.

Forward-looking statements include, but are not limited to, statements about:

•	our ability to obtain additional funding to market our vehicles and develop new products;
•	our ability to produce our vehicles with sufficient scale and quality to satisfy customers;
•	our ability, as a company that has just recently began to deliver vehicles, to produce our vehicles at sufficient scale to satisfy orders;
•	whether we experience delays in the design, production and launch of our vehicles;
•	the inability of our suppliers to deliver the necessary components for our vehicles at prices and volumes acceptable to us;
•	our ability to establish a network of dealers to sell and service our vehicles.
•	our vehicles failing to perform as expected;
•	our facing product warranty claims or product recalls;
•	our facing adverse determinations in significant product liability claims;
•	customers not adopting electric vehicles;
•	the development of alternative technology that adversely affects our business;
•	the impact of COVID-19 on our business;
•	increased government regulation of our industry; and
•	tariffs and currency exchange rates.

We caution you not to place undue reliance on the forward-looking statements, which speak only as of the date of this Form 10-Q in the case of forward-looking statements contained in this Form 10-Q.

You should not rely upon forward-looking statements as predictions of future events. Our actual results and financial condition may differ materially from those indicated in the forward-looking statements. We qualify all of our forward-looking statements by these cautionary statements. Although we believe that the expectations reflected in the forward looking-statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Therefore, you should not rely on any of the forward-looking statements. In addition, with respect to all of our forward-looking statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

VOLCON, INC.

CONSOLIDATED BALANCE SHEETS

	September 30, 2021	December 31, 2020
	(unaudited)
ASSETS
Current assets:
Cash	$2,657,379	$536,082
Accounts receivable	35,663	–
Inventory	2,328,686	–
Inventory deposits	2,940,314	–
Prepaid expenses and other current assets	341,314	102,789
Total current assets	8,303,356	638,871
Long term assets:
Property and equipment, net	761,042	305,271
Intangible assets - domain names, net	20,248	16,954
Other long-term assets	749,187	50,560
Right of use asset - operating lease	2,296,872	842,357

Total assets	$12,130,705	$1,854,013

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$1,330,714	$81,400
Accrued liabilities	154,366	34,044
Current portion of notes payable	17,438	8,873
Right of use operating lease liability, short term	328,337	141,943
Customer deposits	2,334,105	55,865
Promissory Notes	1,138,844	–
SAFE liability	–	2,000,000

Total current liabilities	5,303,804	2,322,125
Notes payable, net of discount and current portion	73,218	59,329
Right of use operating lease liability, long term	1,964,779	614,414
Total liabilities	7,341,801	2,995,868

COMMITMENTS AND CONTINGENCIES

Stockholders' equity (deficit):
Preferred stock: $0.00001 par value, 5,000,000 shares authorized, 2,900,000 shares designated
Series A Preferred Stock: $0.00001 par value, 1,400,000 shares designated 1,191,388 shares issued and outstanding as of September 30, 2021, none designated, issued or outstanding as of December 31, 2020	12	–
Series B Preferred Stock: $0.00001 par value,1,500,000 shares designated, 1,105,827 shares issued and outstanding as of September 30, 2021, none designated, issued or outstanding as of December 31, 2020	11	–
Common stock: $0.00001 par value, 100,000,000 shares authorized, 2,569,717 shares issued and outstanding as of September 30, 2021, 1,937,500 issued or outstanding as of December 31, 2020	13	8
Additional paid-in capital	31,509,121	232,550
Accumulated deficit	(26,720,253)	(1,374,413)
Total stockholders’ equity (deficit)	4,788,904	(1,141,855)

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)	$12,130,705	$1,854,013

The accompanying notes are an integral part of these unaudited consolidated financial statements.

VOLCON, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021

AND THE THREE MONTHS ENDED SEPTEMBER 30, 2020

AND THE PERIOD FEBRUARY 21, 2020 (INCEPTION) TO SEPTEMBER 30, 2020

(unaudited)

	Three Months Ended		Nine Months Ended	Period February 21, 2020 to
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020

Revenue	$75,067	$–	$75,067	$–
Cost of goods sold	1,176,691	–	1,176,691	–
Gross margin	(1,101,624)	–	(1,101,624)	–

Operating expenses:
Sales and marketing	1,135,205	9,346	1,937,745	26,946
Product development	3,021,207	281,462	7,595,581	331,621
General and administrative expenses	586,494	13,751	14,634,037	18,090
Total operating expenses	4,742,906	304,559	24,167,363	376,657

Loss from operations	(5,844,530)	(304,559)	(25,268,987)	(376,657)

Other income (expense)	(3,842)	–	(9,332)	–
Interest expense	(42,183)	–	(67,521)	–
Total other expense	(46,025)	–	(76,853)	–

Loss before provision for income taxes	(5,890,555)	(304,559)	(25,345,840)	(376,657)
Provision for income taxes	–	–	–	–

Net loss	$(5,890,555)	$(304,559)	$(25,345,840)	$(376,657)

Net loss per common share – basic and diluted	$(2.55)	$(2.42)	$(11.95)	$(7.31)

Weighted average common shares outstanding – basic and diluted	2,303,508	125,687	2,121,129	51,520

The accompanying notes are an integral part of these unaudited consolidated financial statements.

VOLCON, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)

(unaudited)

FOR THE PERIOD FROM FEBRUARY 21, 2020 (INCEPTION) TO SEPTEMBER 30, 2020

	Common stock		Series A preferred stock		Series B preferred stock		Additional
	Number of		Number of		Number of		paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	capital	deficit	Total

Balance at February 21, 2020	–	$–	–	$–	–	$–	$–	$–	$–

Issuance of founders shares for cash	1,625,000	7	–	–	–	–	10,826	–	10,833

Stock-based compensation	312,500	1	–	–	–	–	60,962	–	60,963

Net loss	–	–	–	–	–	–	–	(376,657)	(376,657)

Balance at September 30, 2020	1,937,500	$8	–	$–	–	$–	$71,788	$(376,657)	$(304,861)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2021

	Common stock		Series A preferred stock		Series B preferred stock		Additional
	Number of		Number of		Number of		paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	capital	deficit	Total

Balance at January 1, 2021	1,937,500	$8	–	$–	–	$–	$232,550	$(1,374,413)	$(1,141,855)

Proceeds from WeFunder offering, net of issuance costs of $53,500	–	–	–	–	–	–	2,205,440	–	2,205,440

Issuance of series A preferred stock, net of issuance costs of $205,470	79,750	–	415,287	4	–	–	2,464,504	–	2,464,508

Conversion of WeFunder offering to series A preferred stock	–	–	351,832	4	–	–	(4)	–	–

Conversion of SAFE Liability to series A preferred stock	–	–	424,269	4	–	–	1,999,996	–	2,000,000

Issuance of series B preferred stock, net of issuance costs of $890,026	123,296	–	–	–	1,105,827	11	9,615,320	–	9,615,331

Issuance of common stock with promissory notes, net of issuance costs of $65,000	266,664	3	–	–	–	–	734,997	–	735,000

Stock-based compensation	162,507	2	–	–	–	–	14,256,318	–	14,256,318

Net loss	–	–	–	–	–	–	–	(25,345,840)	(25,345,840)

Balance at September 30, 2021	2,569,717	$13	1,191,388	$12	1,105,827	$11	$31,509,121	$(26,720,253)	$4,788,904

The accompanying notes are an integral part of these unaudited consolidated financial statements.

VOLCON, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2021

AND FOR THE PERIOD FROM FEBRUARY 21, 2020 (INCEPTION) TO SEPTEMBER 30, 2020

(unaudited)

	Nine Months Ended	Period February 21, 2020 to
	September 30, 2021	September 30, 2020
Cash flow from operating activities:
Net loss	$(25,345,840)	$(376,657)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	14,256,318	60,963
Loss on disposal of tooling	145,000	–
Expenses funded by related party	–	53,662
Amortization of right of use asset	252,951	–
Noncash interest expense	58,312	–
Depreciation and amortization	134,557	194
Changes in operating assets and liabilities:
Accounts receivable	(35,663)	–
Inventory	(2,328,686)	–
Inventory deposits	(2,940,314)	–
Prepaid assets and other current assets	(238,525)	(10,000)
Other assets	(698,627)	–
Accounts payable	1,249,314	59,230
Accrued liabilities	120,322	–
Right of use liabilities - operating lease	(194,175)	–
Customer deposits	2,278,240	–
Net cash provided by (used in) operating activities	(13,286,816)	(212,608)
Cash flow from investing activities:
Purchase of property and equipment	(694,553)	–
Purchase of intangible assets	(13,125)	(17,438)
Net cash used by investing activities	(707,678)	(17,438)
Cash flow from financing activities:
Proceeds from SAFE liability	–	1,625,000
Proceeds from WeFunder offering, net of offering costs of $53,500	2,205,440	–
Repayment of notes payable	(8,488)	–
Repayment of related party note	–	(21,286)
Proceeds from issuance of Series A preferred stock, net of $205,470 of issuance costs	2,464,508	–
Proceeds from issuance of Series B preferred stock, net of $890,026 of issuance costs	9,615,331	–
Proceeds from issuance of promissory notes, net of issuance costs of $96,000	1,104,000	–
Proceeds from issuance of founders shares	–	10,833
Proceeds from issuance of common stock with promissory notes, net of $65,000 of issuance costs	735,000	–
Net cash provided by financing activities	16,115,791	1,614,547

NET CHANGE IN CASH	2,121,297	1,384,501
CASH AT BEGINNING OF PERIOD	536,082	–
CASH AT END OF PERIOD	$2,657,379	$1,384,501

The accompanying notes are an integral part of these unaudited consolidated financial statements.

VOLCON, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2021

AND FOR THE PERIOD FROM FEBRUARY 21, 2020 (INCEPTION) TO SEPTEMBER 30, 2020

(unaudited)

	Nine Months Ended	Period February 21, 2020 to
	September 30, 2021	September 30, 2020
Supplemental disclosure of cash flow information:
Cash paid for interest	$9,209	$–
Cash paid for income taxes	$–	$–

Non-cash transactions
Recognition of initial Right of use asset - operating lease	$1,707,466	$–
Acquisition of property and equipment with note payable	$30,942	$–
Conversion of SAFE liability to Series A preferred stock	$2,000,000	$–
Noncash increase in related party notes payable	$–	$53,662

VOLCON, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 1 – ORGANIZATION, NATURE OF OPERATIONS AND GOING CONCERN

Organization and Nature of Operations

Volcon, Inc. (“Volcon”) was formed on February 21, 2020, as a Delaware Corporation, under the name Frog ePowersports, Inc. The Company was renamed Volcon on October 1, 2020. Volcon is developer and manufacturer of all-electric off road powersport vehicles.

On January 5, 2021, the Company created Volcon ePowersports, LLC, (“Volcon LLC”) a Colorado wholly owned subsidiary of the Company, to sell Volcon vehicles and accessories in the United States.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has recurring losses and generated negative cash flows from operations since inception. Due to these conditions, it raised substantial doubt about its ability to continue as a going concern. Management intends to finance operating costs over the next twelve months with loans or the sale of equity. The consolidated financial statements do not include any adjustments that may result should the Company be unable to continue as a going concern.

Impact of COVID-19

The outbreak of the 2019 novel coronavirus disease (“COVID-19”), which was declared a global pandemic by the World Health Organization on March 11, 2020, and the related responses by public health and governmental authorities to contain and combat its outbreak and spread, has severely impacted the U.S. and world economies. Economic recessions, including those brought on by the COVID-19 outbreak may have a negative effect on the demand for the Company’s products and the Company’s operating results. The range of possible impacts on the Company’s business from the coronavirus pandemic could include: (i) changing demand for the Company’s products; and (ii) potential disruption to the Company’s supply chain and distribution network.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The significant accounting policies followed in the preparation of the consolidated financial statements are as follows:

Basis of presentation

The basis of accounting applied is United States generally accepted accounting principles (US GAAP). The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All intercompany accounts, transactions and balances have been eliminated in consolidation.

Stock Dividend

On July 27, 2021, the board of directors approved a common stock dividend of 1.5 shares for each share of common stock. The Company has accounted for this as a stock split since all common stock shares, warrants, options and restricted stock unit amounts and common stock per share amounts will be adjusted for this stock dividend. All periods presented have been adjusted to reflect this stock dividend. As a result of the stock dividend, Series A and Series B preferred stock will convert at a ratio of 2.5 common share for each preferred share outstanding.

Use of estimates

The preparation of the financial statements in conformity with generally accepted accounting principles in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the dates of the financial statements and the reported amounts of expenses during the reporting periods.

Making estimates requires management to exercise judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, actual results could differ significantly from those estimates.

Cash and cash equivalents

Cash and cash equivalents include short-term investments with original maturities of 90 days or less at the date of purchase. The recorded value of our cash and cash equivalents approximates their fair value.

Revenue recognition

Revenue is recognized when the Company transfers control of the product to the customer and the 14-day acceptance period has expired, or acceptance has been received from the customer. Revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring control of vehicles, parts, and accessories. Consideration that is received in advance of the transfer of goods are recorded as customer deposits until delivery has occurred or the customer cancels their order and the consideration is returned to the customer. Sales and other taxes the Company collects concurrent with revenue-producing activities are excluded from revenue. If a right of return exists, the Company adjusts revenue for the estimated effect of returns. Until the Company develop sales history, it will estimate expected returns based on industry data for sales returns as a percent of sales, type of product, and a projection of this experience into the future. Our sales do not have a financing component.

Sales promotions and incentives. The Company provides for estimated sales promotions and incentives, which are recognized as a component of sales in measuring the amount of consideration the Company expects to receive in exchange for transferring goods or providing services. Examples of sales promotion and incentive programs include distributer fees and volume incentives. Sales promotions and incentives are estimated based on contracts with distributors. The Company records these amounts as a liability in the balance sheet until they are ultimately paid. Adjustments to sales promotions and incentives accruals are made as actual usage becomes known to properly estimate the amounts necessary to generate consumer demand based on market conditions as of the balance sheet date.

Shipping and handling charges and costs. The Company records shipping and handling charged to the customer and related shipping costs as a component of cost of sales when control has transferred to the customer.

Product warranties

The Company provides a one-year warranty on vehicles, and a two-year warranty on the battery pack. The Company accrues warranty reserves at the time a vehicle is delivered to the customer. Warranty reserves include the Company’s best estimate of the projected cost to repair or to replace any items under warranty, based on actual warranty experience as it becomes available and other known factors that may impact our evaluation of historical data. The Company reviews its reserves quarterly to ensure that its accruals are adequate in meeting expected future warranty obligations and will adjust estimates as needed. Factors that could have an impact on the warranty reserve include the following: changes in manufacturing quality, shifts in product mix, changes in warranty coverage periods, product recalls and changes in sales volume. Warranty expense is recorded as a component of cost of revenues in the statement of operations. The portion of the warranty provision which is expected to be incurred within 12 months from the balance sheet date will be classified as current, while the remaining amount will be classified as long-term liabilities.

Inventory

Inventory costs include material, labor and manufacturing overhead costs, including depreciation expense associated with the manufacture and distribution of the Company’s products. Inventories are stated at the lower of cost (first-in, first-out method) or net realizable value.

Property, plant and equipment

Property, plant and equipment are valued at cost. Additions are capitalized and maintenance and repairs are charged to expense as incurred. Gains and losses on dispositions of equipment are reflected in operations. Depreciation is provided using the straight-line method over the estimated useful lives of the assets as follows:

Category	Estimated Useful Lives
Machinery, tooling and equipment	3-7 years
Vehicles	5 years
Computers and software	3 years

Long-lived assets

The Company’s long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the historical cost carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the asset by comparing the undiscounted future net cash flows expected to result from the asset to its carrying value. If the carrying value exceeds the undiscounted future net cash flows of the asset, an impairment loss is measured and recognized. An impairment loss is measured as the difference between the net book value and the fair value of the long-lived asset.

Leases

Right-of-use ("ROU") assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. ROU assets and lease liabilities are recognized at the lease commencement date based on the estimated present value of lease payments over the lease term. Leases with an initial term of 12 months or less are not recorded on the balance sheet; the Company recognizes lease expense for these leases on a straight-line basis over the lease term. The Company does not separate non-lease components from the lease components to which they relate, and instead accounts for each separate lease and non-lease component associated with that lease component as a single lease component

ASC 842 defines initial direct costs as only the incremental costs of signing a lease. Initial direct costs related to leasing that are not incremental are expensed as general and administrative expense in our statements of operations.

The Company’s operating lease agreements primarily consist of leased real estate and are included within ROU assets – operating leases and ROU lease liabilities – operating leases on the balance sheets. The Company’s lease agreements may include options to extend the lease, which are not included in minimum lease payments unless they are reasonably certain to be exercised at lease commencement. The Company's leases do not provide an implicit rate, the Company uses its estimated incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments.

Research and development expenses

The Company records research and development expenses in the period in which they are incurred as a component of product development expenses.

Income taxes

Deferred taxes are determined utilizing the "asset and liability" method, whereby deferred tax asset and liability account balances are determined based on differences between financial reporting and the tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company provides a valuation allowance, when it's more likely than not that deferred tax assets will not be realized in the foreseeable future. Deferred tax liabilities and assets are classified as current or non-current based on the underlying asset or liability or if not directly related to an asset or liability based on the expected reversal dates of the specific temporary differences.

Fair value of financial instruments

The Company discloses fair value measurements for financial and non-financial assets and liabilities measured at fair value. Fair value is based on the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

The accounting standard establishes a fair value hierarchy that prioritizes observable and unobservable inputs used to measure fair value into three broad levels, which are described below:

Level 1: Quoted prices (unadjusted) in active markets that are accessible at the measurement date for assets or liabilities. The fair value hierarchy gives the highest priority to Level 1 inputs.

Level 2: Observable prices that are based on inputs not quoted on active markets but are corroborated by market data.

Level 3: Unobservable inputs are used when little or no market data is available. The fair value hierarchy gives the lowest priority to Level 3 inputs.

Stock-based compensation

The Company has a stock-based incentive award plan for our employees and directors. The Company measures stock-based compensation at the estimated fair value on the grant date and recognizes the amortization of stock-based compensation expense on a straight-line basis over the requisite service period, or when it is probable criteria will be achieved for performance-based awards. Fair value is determined based on assumptions related to the fair value of the Company common stock, stock volatility and risk-free rate of return. The Company has elected to recognize forfeitures when realized.

Recently issued accounting pronouncements

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740) (“ASU 2019-12”): Simplifying the Accounting for Income Taxes. The new standard eliminates certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period, and the recognition of deferred tax liabilities for outside basis differences related to changes in ownership of equity method investments and foreign subsidiaries. The guidance also simplifies aspects of accounting for franchise taxes and enacted changes in tax laws or rates and clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill. For public business entities, it is effective for fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Company is currently evaluating the potential impact of this standard on its financial statements.

From time to time, new accounting pronouncements are issued by the Financial Accounting Standard Board (“FASB”) or other standard setting bodies that the Company adopts as of the specified effective date. The Company does not believe that the impact of recently issued standards that are not yet effective will have a material impact on the Company’s financial position or results of operations upon adoption.

NOTE 3 – LONG – LIVED ASSETS

Property and equipment

Property and equipment consist of the following:

	September 30, 2021	December 31, 2020
Machinery, tooling and equipment	$454,303	$215,995
Vehicles	134,144	73,202
Demonstration vehicles	113,985	–
Fixtures & furniture	72,346	–
Leasehold improvements	17,124	–
Computers	78,879	18,112
	870,780	307,309
Less: Accumulated depreciation	(109,738)	(2,038)
Total property, plant and equipment	$761,042	$305,271

Depreciation expense for the three and nine months ended September 30, 2021, was $57,448 and $124,726, respectively. There was no depreciation expense for the period from February 21, 2020 (inception) through September 30, 2020.

Intangible assets

During 2020, the Company acquired certain domain names for $17,438. The domain names are being amortized over an estimated useful life of 15 years. Amortization expense for the three and nine months ended September 30, 2021, was $3,741 and $9,831. Amortization expense for the three months ended September 30, 2020, and the period from February 21, 2020 (inception) through September 30, 2020, was $194.

NOTE 4 – NOTES PAYABLE AND PROMISSORY NOTES

Notes Payable

In December 2020, the Company entered into a financing arrangement for $75,702 with an interest rate of 8.64% for a vehicle. The Company will make monthly payments of $1,211 over 72 months. In April 2021, the Company entered into a financing arrangement for $30,942 with an interest rate of 7.64% for a vehicle. The Company will make monthly payments of $753 over 48 months.

The following table provides the maturities of these notes payable as of September 30, 2021:

Remainder of 2021	$5,921
2022	23,685
2023	23,685
2024	23,685
2025	17,664
2026 and thereafter	14,654
Total future payments	109,294
Less: Interest	(18,638)
Total notes payable	90,656
Less current portion	(17,438)
Long-term notes payable	$73,218

Promissory Notes

On September 10, 2021, the Company entered into an agreement with two lenders to issue 6% promissory notes of $2.0 million. The promissory notes bore interest at 6% and are due at the earlier of one year from issuance or immediately upon completion of an initial public offering of the Company’s common stock. The Company also agreed to issue 266,664 shares of common stock to the lenders. Proceeds of $800,000 received from the promissory note are recorded as shareholders’ equity based on the allocation of the proceeds between the promissory note and shares of common stock issued. In addition, total issuance costs of $161,000 were allocated to the promissory note and shareholders’ equity of $96,000 and $65,000, respectively. The promissory notes were repaid on October 8, 2021, with the proceeds received from the Company’s initial public offering in the amount of $2,007,333, which includes interest due for the period the promissory notes were outstanding (see Note 11).

NOTE 5 – RELATED PARTY TRANSACTIONS

During the period from February 21, 2020 (inception) through December 31, 2020, the Company entered into a notes payable agreement with a company controlled by a founder and director of the Company which were secured by all assets of the Company, for cash proceeds of $75,000. The notes were due October 1, 2020, and were repaid in full as of December 31, 2020. The Company also received cash proceeds of $5,000 from a company controlled by the Company’s Chairman and founding stockholder which was unsecured, due on demand and non-interest bearing. The amount was repaid in full prior to December 31, 2020.

A related party paid expenses of $63,083 on behalf of the Company. These advances were unsecured, and due on demand. The Company repaid $63,083 plus interest of $7,624 during the period from February 21, 2020 (inception) through December 31, 2020.

On October 1, 2020, the Company entered into an agreement with a consultant to serve as Chief Operating Officer and to manage the Company’s product development efforts. The consultant provided statements of work for the various projects to be executed and charged the Company hourly rates for his services. The Company also agreed to compensate a company owned by the consultant and his spouse $5,560 per month for the use of a warehouse and office space on a month-to-month basis. Subsequent to December 31, 2020, the Company amended the agreement to increase the rental cost to $11,120 per month, with a 90-day cancellation provision. In May 2021, the consultant became a salaried employee of the Company. As of September 30, 2021, the Company continues to rent the warehouse and office space under the same terms. Total expense recognized for this lease for the three and nine months ended September 30, 2021, were $100,080 and $33,360

In November 2020, the Company entered into an operating lease with an entity controlled by the Company’s two founders for its future headquarters and production facility in Liberty Hill, Texas. The lease has a lease term of 5 years, and monthly payments ranging from approximately $15,000 per month to $17,000 per month over the lease term. In February 2021, the Company entered into an amendment of the lease related to its future headquarters to expand the leased premises. The Company paid an additional security deposit of $139,230 and additional prepaid rent of $315,588. The total minimum lease payments under the amended lease total approximately $3,930,170. Monthly payments for the initial lease and the amended agreement begin at the time a certificate of occupancy is received by the landlord, which is expected in the first quarter of 2023.

NOTE 6 – STOCKHOLDERS’ EQUITY

The Company is authorized to issue up to 100,000,000 shares of common stock with a par value of $0.00001. In addition, the Company is authorized to issue 5,000,000 shares of preferred stock with a par value of $0.00001. The specific rights of the preferred stock, when so designated, shall be determined by the board of directors.

Common stock

During the period ending September 30, 2020, the Company sold 1,625,000 shares of common stock to founders for cash proceeds of $10,833. The Company also issued 312,500 shares of common stock to an individual for services and recognized $2,088 of expense related to this grant. On October 8, 2021, the Company completed its initial public offering and sold 3,025,000 shares of common stock for net proceeds of approximately $15 million and on October 29, 2021, the Company sold an additional 226,875 shares for net proceeds of $1.1 million (see Note 11).

SAFE Agreements

During the period ended December 31, 2020, the Company entered into SAFE agreements (Simple Agreement for Future Equity) with investors through an exchange for cash investments totaling $2,000,000. Upon a future equity financing, the SAFE agreements would convert into the same securities in that equity financing at the lower of the price per share of the funding, or a price per share based on a $5 million company valuation using a fully diluted common stock basis. The SAFE agreements had no interest rate or maturity date, and the SAFE investors had no voting right prior to conversion. The SAFE agreements were recorded as a liability of $2,000,000 as of December 31, 2020. In January 2021, upon closing of the Series A preferred stock offering discussed below, the amount invested under these SAFE agreements were converted into 424,269 shares of Series A Preferred Stock.

In January 2021, the Company completed a WeFunder SAFE offering which was convertible into Preferred Stock upon future financing events. The Company received gross proceeds of $2,258,940 and paid expenses of $53,500, reflected as costs of capital. In connection with the Series A Preferred stock offering as discussed below, the WeFunder SAFE investments were converted into 351,832 shares of Series A Preferred Stock.

Preferred Stock

In 2021, the Company designated 1,400,000 shares of preferred stock as Series A Preferred Stock. The Series A Preferred Stock has a par value of $0.0001, has no voting rights, no dividends and each share will automatically convert into 2.5 shares of common stock of the Company at the time of the Company’s initial public offering. In February 2021, the Company completed an offering of 415,287 shares of Series A Preferred Stock and received gross proceeds of $2,669,978. The Company paid expenses of $205,470 related to the offering including issuing to one financial broker dealer 79,750 shares of common stock and 79,775 fully vested warrants with a 5 year exercise term to purchase common stock with an exercise price of $2.57.

In 2021, the Company designated 1,500,000 shares of preferred stock as Series B Preferred Stock, with a par value of $0.00001 per share and a stated value of $9.50 per share. The Series B Preferred Stock will receive dividends equivalent to any such dividends paid on common stock in the future, has no voting rights, and each share will automatically convert into 2.5 shares of common stock upon completion of the Company’s initial public offering. In May 2021, the Company completed an offering of 1,105,827 shares of Series B Preferred Stock and received gross proceeds $10,505,357. The Company paid expenses of $890,026 related to the offering, including issuing to two financial broker dealers 123,296 shares of common stock and 197,277 fully vested warrants to purchase common stock with a 5 year exercise term and an exercise price of $3.80.

The Series A and Series B Preferred stock was converted to shares of common stock upon the closing of the Company’s initial public offering (see Note 11).

Warrants

During the period for the three and nine months ended September 30, 2021, the Company issued 150,000 warrants to consultants to purchase the Company’s common stock. During the three months and period from February 21, 2020 (inception) through September 30, 2020, the Company issued 151,590 warrants to purchase the Company’s common stock to consultants. The common stock warrants issued in 2021 have an exercise price ranging from $0.245 - $1.00 and the warrants issued in 2020 have an exercise price of $0.004 per share. All of the warrants have an exercise term of 10 years, and certain 2020 warrants vest over periods of up to eighteen months while all 2021 warrants are fully vested. The Company estimated the fair value of the 2020 warrants using the fair value of its common stock based on the most recent fundraising at $1.88 per share. The Company valued the 2021 warrants using an estimated fair value of the shares of common stock between $0.76 – $1.18, volatility of 105% based on peer companies, risk free interest rate of 0.85%, no dividends and an estimated life of 5 years.

Additionally, the Company’s two founders, whom are both directors and one of which is the Chairman of the Board, each entered into an anti-dilution warrant with the Company. In the event of their ownership of the Company’s fully diluted capitalization being less than 25% or 18.75%, each individual would have received common stock warrants with an exercise price of $0.0041 to purchase sufficient shares to return them to those ownership percentages. The warrants were fully vested upon grant and have an exercise period of 10 years from the date of grant. As of December 31, 2020, no warrants were owed to the two founders. As discussed below, subsequent to December 31, 2020, the anti-dilution warrants were exchanged for a fixed number of warrants.

In March 2021, the Company agreed to exchange the two anti-dilution warrants that were issued to Company founders for a total of 11,000,000 warrants to purchase shares of common stock at an exercise price of $0.98 for a period of 10 years. In connection with this exchange, the Company amended its existing consulting agreements with the founders, to allow for the payment of compensation totaling $30,000,000 in the event that the Company’s market capitalization exceeds $300,000,000 for 21 consecutive trading days. The Company will have the option to settle the amount by issuing shares of common stock based on the closing price of the Company’s stock at the start of the 21-day period. In addition to this payment, each of the two founders will continue to receive a cash payment equal to 1% of the gross sale price in the event of a change of control of the Company with a sale price of at least $100,000,000. In connection with the exchange, the Company recognized expense of $13,031,989 for the estimated fair value of the warrants on a Black-Scholes option pricing model utilizing the following assumptions: 1) volatility of 106% based on a peer group of companies; 2) risk-free rate of 1.67%; 3) dividend rate of 0.0%; and 4) an expected term of 10 years.

During the three and nine months ended September 30, 2021, the Company recognized expense of $151,720 and $13,274,861, respectively, related to common stock warrants. During the three months ended September 30, 2020, and the period February 21, 2020 (inception) through September 30, 2020, the Company recognized expense of $67,574 related to common stock warrants. The Company expects to recognize $14,605 over the remaining vesting period of these warrants.

The following is the activity related to common stock warrants during the nine months ended September 30, 2021:

	Common Stock Warrants
	Shares	Weighted Average Exercise Price	Weighted average Remaining Life in years	Intrinsic Value

Outstanding at January 1, 2021	151,590	$0.004	9.17
Granted	11,427,052	1.04	9.35
Cancelled	–	$–	–
Expired	–	$–	–
Exercised	–	$–	–
Outstanding at September 30, 2021	11,578,642	$1.03	9.34	$45,713,770
Exercisable at September 30, 2021	11,578,642	$1.03	9.34	$46,010,840

NOTE 7 – STOCK-BASED COMPENSATION

In January 2021, the Company’s board of directors adopted the Volcon, Inc. 2021 Stock Plan, (the “2021 Plan”). The 2021 Plan is a stock-based compensation plan that provides for discretionary grants of stock options, stock awards, and restricted stock unit awards to employees, members of the board of directors and consultants (including restricted stock units issued prior to the adoption of the plan as further discussed below). The Company has reserved a total of 3,000,000 shares of the Company’s common stock for issuance under the 2021 Plan, which may be adjusted for changes in capitalization and certain corporate transactions. To the extent that an award, if forfeitable, expires, terminates or lapses, or an award is otherwise settled in cash without the delivery of shares of common stock to the participant, then any unpaid shares subject to the award will be available for future grant or issuance under the 2021 Plan. Shares available for issuance under the 2021 Plan as of September 30, 2021, were 703,243. Awards vest according to each agreement and as long as the employee remains employed with the Company or the consultant continues to provide services in accordance with the terms of the agreement. The Company has granted awards with time-based vesting and performance-based vesting features.

Restricted Stock Units

Beginning in October 2020, the Company entered into various agreements with employees where the Company agreed to award a total of 637,500 shares of restricted stock units (RSUs) which vest equally over a period of three years. The Company estimated the fair value of the shares of common stock using the estimated fair value of its common stock based on the most recent fundraising at $1.88 per share.

In July 2021, the Company’s CEO resigned effective July 30, 2021. The share-based awards of 187,500 RSUs and 187,500 stock options awarded to the former CEO were forfeited and were returned to the shares available for issuance under the 2021 Plan and all previously recognized compensation expense for his RSUs and stock options was reversed in the three and nine months ended September 30, 2021. During the three and nine months ended September 30, 2021, the Company recognized (benefit) expense of $(18,568) and $179,795, respectively, for RSUs. The Company expects to recognize additional compensation expense of $603,544 related to RSUs assuming all awards outstanding at September 30, 2021 will vest.

The following is the restricted stock unit activity for the nine months ended September 30, 2021:

Restricted Stock Units
Outstanding January 1, 2021	637,500
Granted	–
Vested	–
Cancelled	(187,500)
Outstanding September 30, 2021	450,000

In January 2021, the Board of Directors authorized 250,000 common shares to be reserved under the 2021 Plan for issuance to employees upon achieving multiple performance milestones. The allocation of the number of shares to be awarded was to be determined upon achievement of all the milestones. In July 2021, the Board of Directors approved a grant of 162,507 shares since some of the performance milestones were met. The Company recognized share-based compensation expense of $594,775 related to the grant of these shares.

Stock Options

The following is the common stock options to employees and consultants for services during the nine months ended September 30, 2021:

	Common Stock Options
	Shares	Weighted Average Exercise Price	Weighted average Remaining Life in years	Intrinsic Value
Outstanding at January 1, 2021	–	$–
Granted	1,892,375	$2.72	–	–
Forfeited	(218,125)	$1.00	–	–
Exercised	–	$–	–	–
Outstanding at September 30, 2021	1,674,250	$1.73	9.75	$5,503,000
Exercisable at September 30, 2021	–	$–	–	$–

The Company valued the options using an estimated fair value of the shares of common stock between $0.98 – $5.00, volatility between 71% - 105% based on peer companies, risk free interest rate between 0.77% - 0.85%, no dividends and an estimated life of 6 years. During the three and nine months ended September 30, 2021, the Company recognized expense of $121,798 and $244,151, respectively, related to these common stock options. The Company expects to recognize additional compensation expense of $1,515,784 related to these common stock options assuming all awards vest.

Total stock-based compensation recorded for the three and nine months ended September 30, 2021 for all stock based compensation awards, including warrants, has been recorded as follows:

	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2021
Cost of Goods Sold	$188,860	$269,266
Sales and Marketing	160,622	237,028
Product Development	354,439	379,160
General and Administrative	145,804	13,370,865
Total	$849,725	$14,256,318

NOTE 8 – LOSS PER COMMON SHARE

The basic net loss per common share is calculated by dividing the Company's net loss available to common shareholders by the weighted average number of common shares during the year. The diluted net loss per common share is calculated by dividing the Company's net loss available to common shareholders by the diluted weighted average number of common shares outstanding during the year. The diluted weighted average number of common shares outstanding is the basic weighted number of common shares adjusted for any potentially dilutive debt or equity. Common shares consisting of common stock warrants, stock options and restricted stock units totaling 13,641,017 shares as of September 30, 2021, and Series A and Series B preferred stock of 1,191,388 and 1,105,827, respectively, convertible into 5,743,175 shares of common stock as of September 30, 2021, and any potential shares issuable under the anti-dilution warrants discussed above were excluded from the calculation of diluted net loss per share due to their antidilutive effect. There were no dilutive instruments outstanding as of September 30, 2020.

	Three months	Three months	Nine months	Period ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020

Numerator:

Net loss	$(5,890,555)	$(304,559)	$(25,345,840)	$(376,657)

Denominator:

Denominator for basic and diluted net loss per common share - weighted average of common shares	2,303,508	125,687	2,121,129	51,520

Basic and diluted net loss per common share	$(2.55)	$(2.42)	$(11.95)	$(7.31)

NOTE 9 – INCOME TAXES

Deferred taxes are determined by applying the provisions of enacted tax laws and rates for the jurisdictions in which the Company operates to the estimated future tax effects of the differences between the tax basis of assets and liabilities and their reported amounts in the Company's financial statements. A valuation allowance is established to reduce deferred tax assets if it is more likely than not that the related tax benefits will not be realized.

Due to losses since inception and for all periods presented, no income tax benefit or expense has been recognized as a full valuation allowance has been established for any tax benefit that would have been recognized for the loss in any period presented.

Significant components of the Company's deferred tax assets and liabilities are as follows:

	September 30, 2021	December 31, 2020
Deferred tax assets
Net operating losses	$2,634,433	$242,000
Depreciation and amortization	28,481	–
Research & development credit	54,571	–
Lease liability	481,554	–
Stock-based compensation	2,858,033	–
Accrued expenses	32,417	–
Other	336	–
Total	6,089,825	242,000
Valuation allowance	(5,607,482)	(242,000)
Net deferred tax asset	(482,343)	–
Deferred tax liabilities
Right of use assets	(482,343)	–
Net Deferred tax liabilities	$–	$–

Management currently believes that since the Company has a history of losses it is more likely than not that the deferred tax regarding the loss carry forwards and other temporary differences will not be realized in the foreseeable future. The Company believes that carryforward limitations will be applied to the historical net operating losses due to the recent change of control transition. The Company's cumulative net operating loss carry forward of approximately $12,545,000 as of September 30, 2021, may be limited in future years depending on future taxable income in any given fiscal year.

The Company has recorded no liability for income taxes associated with unrecognized tax benefits at the date of adoption and has not recorded any liability associated with unrecognized tax benefits. Accordingly, the Company has not recorded any interest or penalty in regard to any unrecognized benefit.

NOTE 10 – LEASES

The Company did not have any leases during the period from February 21, 2020 (inception) to September 30, 2020. The components of lease cost for operating leases for the three and nine months ended September 30, 2021, were as follows:

	Three Months Ended September 30, 2021	Nine months Ended September 20, 2021
Lease Cost
Operating lease cost	$121,932	$252,951
Short-term lease cost	61,226	132,697
Variable lease cost	–	–
Sublease income	–	–
Total lease cost	$183,158	$385,648

Supplemental cash flow information related to leases for the nine months ended September 30, 2021, was as follows:

September 30, 2020
Other Lease Information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$194,175

The following table summarizes the lease-related assets and liabilities recorded on the balance sheet at September 30, 2021 and December 31, 2020:

	September 30, 2021	December 31, 2020
Lease Position
Operating Leases
Operating lease right-of-use assets	$2,296,872	$842,357
Right of use liability operating lease short term	328,337	141,943
Right of use liability operating lease long term	1,964,779	614,414
Total operating lease liabilities	$2,293,116	$756,357

The Company utilizes the incremental borrowing rate in determining the present value of lease payments unless the implicit rate is readily determinable. The Company recognized an initial right of use asset and lease liability of $1,707,466 for leases entered into in the nine months ended September 30, 2021.

September 30, 2021
Lease Term and Discount Rate
Weighted-average remaining lease term (years)
Operating leases	4.9
Weighted-average discount rate
Operating leases	5.5%

The following table provides the maturities of lease liabilities at September 30, 2021:

Operating
Leases
Maturity of Lease Liabilities at September 30, 2021
Remainder of 2021	$100,632
2022	759,522
2023	1,184,356
2024	1,143,532
2025	1,118,146
2026 and thereafter	910,289
Total future undiscounted lease payments	5,216,476
Less: Interest	(599,568)
Present value of lease liabilities	$4,616,908

Note that amounts above include future payments for a lease related to a facility to be constructed in Liberty Hill, Texas by an entity associated with the Company’s founders (see Note 5)

NOTE 11 – SUBSEQUENT EVENTS

On October 8, 2021, the Company completed its initial public offering and sold 3,025,000 shares of its common stock at $5.50 per share. The Company received net proceeds of $15,040,125 after underwriter commissions and expenses of $1,597,375. The underwriting agreement provided the underwriter with the option to sell an additional 226,875 shares (the “Overallotment”) which can be sold for up to 45 days subsequent to the completion of the initial public offering at $5.50 per share. The underwriter was also issued a warrant to purchase 151,250 shares of the Company’s common stock at $6.88 per share. The warrant expires five years from the date of issuance.

The Company’s Series A and Series B Preferred Stock was converted to 5,743,175 shares of common stock upon completion of the initial public offering. Shares issued upon conversion are subject to a lockup period of 180 days, upon which one-third of the shares can be sold, after an additional 30 days, another one-third of the shares can be sold, and after 30 more days, all shares can be sold.

On October 26, 2021, the Company received notification that the underwriter was exercising its Overallotment and on October 29, 2021, the Company sold the additional shares and received net proceeds of $1,135,509. The underwriter was also issued a warrant to purchase 11,344 shares of the Company’s common stock at $6.88 per share. The warrant expires five years from the date of issuance.

As of November 10, 2021, the Company has received exercise notices from warrant holders, other than the Company’s founders and the underwriter, representing 317,018 shares of common stock, that they are exercising their warrants on a cashless basis for 236,220 shares of common stock, of which 170,257 shares are subject to the same lockup period as the common shares issued upon conversion of the preferred stock.

On November 12, 2021, the Company’s chief operating officer submitted his resignation to the Company to pursue a full-time role as chief executive officer of Monday Motorbikes. He will continue support the Company as needed through a 30-day transition period.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with the financial statements and the related notes appearing elsewhere in this Form 10-Q. This discussion contains forward-looking statements reflecting our current expectations that involve risks and uncertainties. Actual results and the timing of events could differ materially from those discussed in our forward-looking statements as a result of many factors, including those set forth under “Risk Factors” and elsewhere in this Form 10-Q.

Overview

We are an all-electric, off-road powersports vehicle company developing and building electric two and four-wheel motorcycles and utility terrain vehicles (UTVs), also known as side-by-sides. In October 2020, we launched our offerings with two off-road motorcycles – the Grunt and the Runt. We are currently taking orders on our website for these initial offerings and began delivering the Grunts in the third quarter of 2021. We expect to begin delivering Runts in the second quarter of 2022. Also in 2022, we expect to introduce a prototype of the Volcon Stag which we expect to be available for sale in the first half of 2023. The Stag will be followed with the introduction the Beast, of a higher performance, longer range UTV which will be available for sale in the first half of 2024.

We are assembling the Grunt in a leased production facilities in Round Rock, Texas. We will be leasing a dedicated, built-to-suit manufacturing facility on 53 acres in Liberty Hill, Texas, 25 miles northwest of downtown Austin from an entity controlled by our founders. We expect to begin production at this facility in the first quarter of 2023.

We initially intended to sell and distribute our vehicles and accessories in the U.S. on a direct-to-consumer sales platform. We are currently negotiating dealership agreements with retail partners to display and sell our vehicles and accessories. These retail partners will also provide warranty and repair services to our customers.

As of September 30, 2021, U.S. customers have made deposits for 277 Grunts, plus accessories and a deliver fee representing total deposits of $1.9 million. These orders are cancelable by the customer until the vehicle is delivered and after a 14-day acceptance period, therefore the deposits have been recorded as deferred revenue. Based on our current production capacity, we believe we will deliver all of the Grunts by March 2022.

We plan to sell our vehicles and accessories globally in a three-phase rollout of export sales– Latin America importers in 2021, Canada, Europe, and Africa in 2022 and Southeast Asia plus Australia in 2023. Export sales are executed with individual importers in each country that buy vehicles by the container. Each importer will sell vehicles to local dealers or directly to customers. Local dealers will provide warranty and repair services for vehicles purchased in their country.

As of September 30, 2021, we have received orders from Latin America importers for 92 Grunts. Payment for these orders is due prior to shipment and are cancelable until shipped. Based on our current production capacity, we believe we will be able to fulfill all pending orders by March 2022.

Results of Operations

We were formed on February 21, 2020. Operations for the period from February 21, 2020 (inception) to September 30, 2020, and the three months ended September 30, 2020 are not materially different; therefore, the financial information for 2020 below is from the inception through September 30, 2020.

	February 21, 2020 (inception) to September 30, 2020	Three months ended September 30, 2021	Nine months ended September 30, 2021
Revenue	$–	$75,067	$75,067
Cost of goods sold	–	1,176,691	1,176,691
Gross margin	–	(1,101,624)	(1,101,624)

Operating expenses:
Sales and marketing	26,946	1,123,206	1,937,745
Product development	331,621	3,021,207	7,595,581
General and administrative	18,090	586,492	14,634,037
Total operating expenses	376,657	4,730,906	24,167,363

Loss from operations	(376,657)	(5,832,529)	(25,268,987)

Interest and other expense	–	(46,025)	(76,853)
Net loss	$(376,657)	$(5,878,554)	$(25,345,840)

Due to recurring losses there is no provision for income taxes for any period presented.

Revenue

Revenue for the three and nine months ended September 30, 2021, was $75,067 and represents the sale of 11 Grunts.

Cost of goods sold

Cost of goods sold for the three and nine months ended September 30, 2021, was $1,176,691. Costs include labor costs of $476,027 for employees and contractors performing parts purchasing, assembly and quality control testing of Grunts and stock-based compensation of $188,860 for share based awards for employees. Part costs for Grunts sold during the periods were $152,830. Facilities costs were $48,321 for our manufacturing facility and inventory warehouse.

In the next 6-9 months we could experience manufacturing delays due to shipping constraints in our supply chain. We expect cost of goods sold to increase as we sell higher quantities of Grunts, but we expect the cost per Grunt to decrease as we gain efficiencies in the manufacturing process and the cost of parts is reduced as we purchase in higher volumes and source additional suppliers.

Sales and marketing

Sales and marketing expenses relate to costs to increase exposure and awareness for our products and developing our network of U.S. dealers and international distributors. Sales and marketing expenses for the period ended September 30, 2020, were not significant as we did not have significant operations during this period as there were no sales and marketing employees. Sales and marketing expense were $1,123,206 and $1,937,745 for the three and nine months ended September 30, 2021, respectively.

For the three months ended September 30, 2021, sales and marketing expenses were primarily related to expenses associated with promoting our products and brand of $459,996, professional fees of $192,468, composed primarily of legal fees of $152,498 to develop our dealer agreements and evaluate compliance with dealer laws across the United States, employee payroll costs of $179,279, and stock-based compensation of $160,622 for share based awards granted to employees. For the nine months ended September 30, 2021, sales and marketing expenses were primarily related to expenses associated with promoting our products and brand of $788,840, professional fees of $272,042, primarily composed of legal fees of $153,784 to develop our dealer network and evaluate compliance with dealer laws across the United States, employee payroll costs of $420,994, and stock-based compensation of $237,028 for share based awards granted to employees and consultants.

We expect sales and marketing expense to increase as we expand our U.S. dealer and international distributor networks and promote our products.

General and Administrative Expense

General and administrative expenses relate to costs for our finance, accounting and administrative functions to support the development, manufacturing and sales of our products. General and administrative expenses for the period ended September 30, 2020, were not significant as we did not have significant operations during this period as there were no employees. General and administrative expense were $586,492 and $14,634,037 for the three and nine months ended September 30, 2021, respectively.

For the three months ended September 30, 2021, general and administrative expenses were primarily related to employee payroll costs of $179,321, stock-based compensation of $145,804 for share based awards granted to employees and consultants, and professional fees of $165,742, including professional fees related to employee recruitment of $108,177. For the nine months ended September 30, 2021, general and administrative expenses were primarily related to employee payroll costs of $431,304, stock-based compensation of $13,370,864 (consisting of $13.0 million due to warrants issued to our founders in March 2021 and $338,875 due to share based awards granted to employees and consultants), and professional fees of $661,570, including legal fees of $175,115, accounting fees of $232,354 and recruiting fees of $189,177.

We expect general and administrative expenses, other than stock-based compensation related to the founder warrants, to increase as we increase staffing to support sales, manufacturing, product development and to comply with public company reporting and compliance requirements.

Product Development Expense

Product development expenses relate to development of our products and process to manufacture these products. Product development expense was not significant for the period from February 21, 2020 (inception) through September 30, 2020, as we did not have any employees as of September 30, 2020. Product development expenses for the three and nine months ended September 30, 2021, were $3,021,207 and $7,595,581, respectively.

Product development expenses for the three months ended September 30, 2021, are primarily employee payroll costs of $893,266, stock-based compensation of $543,299 for share based awards granted to employees and consultants, professional fees of $366,530 for product design, prototype parts and tooling costs of $1,664,529 and facilities costs of $104,885. Product development expenses in for the nine months ended September 30, 2021, are primarily employee payroll costs of $1,341,112, stock-based compensation of $459,566 for share based awards granted to employees and consultants, professional fees of $955,391, including $790,676 for product design and $151,925 for employee recruitment, prototype parts and tooling costs $4,068,523 and facilities cost of $265,398.

We expect product development costs to increase in the future as our product development activities expand for new vehicle models.

Interest and Other Expenses

Interest and other expense for the three and nine months ended September 30, 2021, primarily relates to interest on our notes payable used to purchase two vehicles and accretion on the promissory notes issued in September 2021.

Net Loss

Net loss for the three months ended September 30, 2020, and the period from February 21, 2020 (inception) through September 30, 2020, was $304,559 and $376,657, respectively, compared to $5,878,554 and $25,345,840 for the three and nine months ended September 30, 2021, respectively.

Liquidity and Capital Resources

On September 30, 2021, we had cash of $2.7 million and we had working capital of $3.0 million. Since inception in February 2020, we have funded our operations from proceeds from debt and equity sales.

Cash used in operating activities

Operating activities for the period from February 21, 2020 (inception) to September 30, 2020, mainly included research and development costs, and professional fees for consultants and attorneys for the formation of the Company and early product development efforts. Some of these costs were paid for by the founders on behalf of the Company. Net cash used in operating activities was $13.3 million for the nine months ended September 30, 2021, and includes all of our operating costs except stock-based compensation, and depreciation and amortization. Cash used in operating activities includes increases in inventory and prepaid inventory totaling $5.3 million as we made payments and deposits to purchase raw materials to begin production of the Grunt in September 2021 for delivery to customers, cash provided by customer deposits of $2.3 million and an increase in accounts payable of $1.2 million.

Cash used in investing activities

Net cash used in investing activities was $0.7 million for the nine months ended September 30, 2021, and mainly included purchases of equipment and tooling related to our product development and certain intangible assets. Cash uses from investing activities for the period ended September 30, 2020, was not significant.

Cash provided by financing activities

Cash provided from financing activities for the period ended September 30, 2020, was $1.6 million and was related to proceeds received from the SAFE offering that was partially completed at September 30, 2020. Net cash provided by financing activities was $16.1 million for the nine months ended September 30, 2021.

In January 2021, we completed a WeFunder SAFE offering which was convertible into preferred stock upon future financing events. We received gross proceeds of $2,258,940 and paid expenses of $53,500.

In February 2021, we completed an offering of our Series A preferred stock. We received gross proceeds of $2,669,978 and issued 415,287 shares of Series A preferred stock. We paid commissions and expenses of $205,470 and issued 79,750 shares of common stock and warrants to purchase 79,750 shares of common stock with an exercise price of $2.57 to placement agents in connection with the offering. This equity financing resulted in the SAFE investments of $2.0 million as of December 31, 2020, converting into 424,269 shares of Series A preferred stock and the WeFunder SAFE investments converting into 351,832 shares of Series A preferred stock.

From April 2021 to September 2021, we sold 1,105,827 shares of Series B preferred stock at $9.50 per share resulting in gross proceeds of $10.5 million. We paid commissions and expenses of $890,026 and issued 123,295 shares of common stock and warrants to purchase 197,272 shares of common stock with an exercise price of $3.80 to placement agents in connection with the offering.

On September 10, 2021, the Company entered into an agreement with a lender for a 6% promissory note of $2 million. The promissory note has a maturity date of one year from inception or immediately upon the completion of this offering. For providing the above promissory note, the Company agreed to issue 266,664 shares of our common stock and agreed to pay $35,000 of the placement agent’s and investor’s legal costs and paid a 6% commission to the placement agent, who is the underwriter of this offering. Such payment is cash compensation for providing services for a private placement in accordance with FINRA Rule 5110 Supplementary Material .01(b)(2).

Our continuation as a going concern is dependent upon our ability to obtain continued financial support from our stockholders, necessary equity financing to continue operations and the attainment of profitable operations. As of September 30, 2021, we had incurred an accumulated deficit of $26.7 million since inception and have generated less than $0.1 million in revenue. Additionally, management anticipates that our cash on hand as of September 30, 2021, is insufficient to fund planned operations beyond one year from the date of the issuance of the financial statements as of and for the three and nine months ended September 30, 2021. These factors raise substantial doubt regarding our ability to continue as a going concern.

On October 8, 2021, and October 29, 2021, the Company completed its initial public offering and sold 3,025,000 and 226,875 shares of its common stock at $5.50 per share. The Company received net proceeds of $16.6 million after underwriter commissions and expenses of $1,7 million. The Company expects to incur additional expenses of approximately $150,000 related to this offering. The underwriter was also issued 151,250 warrants to purchase the Company’s common stock at $6.88 per share.

The proceeds from initial public offering, along with proceeds from sales of the Grunt and related accessories which began in September 2021, and Runts and related accessories which are expected to begin in the second quarter of 2022, may not provide sufficient capital to fund operations beyond one year from the date of the issuance of the financial statements as of and for the three and nine months ended September 30, 2021, due to the ongoing development of our vehicles. We may be required to raise additional proceeds to fund our operations and there is no guarantee that we will be able to raise funding with favorable terms, if at all.

JOBS Act Accounting Election

The recently enacted JOBS Act provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933, as amended, for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have irrevocably elected not to avail ourselves of this extended transition period and, as a result, we will adopt new or revised accounting standards on the relevant dates on which adoption of such standards is required for other public companies.

We have implemented all new accounting pronouncements that are in effect and may impact our financial statements and we do not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on our financial position or results of operations.

Critical Accounting Policies

Use of Estimates in Financial Statement Presentation

The preparation of the financial statements in conformity with generally accepted accounting principles in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the dates of the financial statements and the reported amounts of expenses during the reporting periods.

Making estimates requires management to exercise judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, actual results could differ significantly from those estimates.

Revenue recognition

Revenue is recognized when we transfer control of the product to the customer and a 14-day acceptance period has expired or the customer has acknowledged acceptance prior to the end of the 14-day acceptance period. Revenue is measured as the amount of consideration we expect to receive in exchange for transferring control of our vehicles, parts and accessories. Consideration that is received in advance of the transfer of goods is deferred until delivery has occurred. Sales and other taxes we collect concurrent with revenue-producing activities are excluded from revenue. If a right of return exists, we adjust revenue for the estimated effect of returns. Until we develop sales history, we will estimate expected returns based on industry data for sales returns as a percent of sales, type of product, and a projection of this experience into the future. Our sales do not have a financing component.

Sales promotions and incentives. We provide for estimated sales promotion and incentive expenses, which are recognized as a component of sales in measuring the amount of consideration we expect to receive in exchange for transferring goods or providing services. Examples of sales promotion and incentive programs include distributer fees and volume incentives. Sales promotion and incentive expenses are estimated based on current programs for each product line. We record these amounts as a liability in the balance sheet until they are ultimately paid. Adjustments to sales promotions and incentives accruals are made as actual usage becomes known in order to properly estimate the amounts necessary to generate consumer demand based on market conditions as of the balance sheet date.

Shipping and handling charges and costs. We record shipping and handling charged to the customer and related shipping costs as a component of cost of sales when control has transferred to the customer.

Product warranties

We provide a one-year warranty on our vehicles, and a two-year warranty on the battery pack. We accrue warranty reserves at the time a vehicle is delivered to the customer. Warranty reserves include our best estimate of the projected cost to repair or to replace any items under warranty, based on actual warranty experience as it becomes available and other known factors that may impact our evaluation of historical data. We review our reserves quarterly to ensure that our accruals are adequate in meeting expected future warranty obligations, and we will adjust our estimates as needed. Factors that could have an impact on the warranty reserve include the following: changes in manufacturing quality, shifts in product mix, changes in warranty coverage periods, product recalls and changes in sales volume. Warranty expense is recorded as a component of cost of revenues in the statement of operations. The portion of the warranty provision which is expected to be incurred within 12 months from the balance sheet date will be classified as current, while the remaining amount will be classified as long-term liabilities.

Income taxes

Deferred taxes are determined utilizing the “asset and liability” method, whereby deferred tax asset and liability account balances are determined based on differences between financial reporting and the tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. We provide a valuation allowance, when it is more likely than not that deferred tax assets will not be realized in the foreseeable future.

The impact of an uncertain income tax position on the income tax return is recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant tax authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. Interest and penalties on income taxes will be classified as a component of the provisions for income taxes.

Stock-based compensation

We measure the total amount of employee stock-based compensation expense for a grant based on the grant date fair value of each award and recognizes the stock-based compensation expense on a straight-line basis over the requisite service period of an award. Stock-based compensation is based on unvested outstanding awards. We have elected to recognize forfeitures when realized.

Off-balance Sheet Arrangements

As of September 30, 2021, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures and Changes in Internal Control over Financial Reporting

Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) are designed to ensure that information required to be disclosed by us in reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the appropriate time periods, and that such information is accumulated and communicated to the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely discussions regarding required disclosure. We, under the supervisions of and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures were effective as of September 30, 2021.

There were no changes to our internal control over financial reporting during the three months ended September 30, 2021, that have materially affected, or are reasonable likely to materially effect, our internal controls over financial reporting.

Due to a transition period established by SEC rules applicable to newly public companies, our management is not required to evaluate the effectiveness of our internal control over financial reporting until after the filing of our Annual Report on Form 10-K for the year ended December 31, 2022. As a result, this Quarterly Report on Form 10-Q does not address whether there have been any changes in our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

From time to time in the ordinary course of our business, we may be involved in legal proceedings, the outcomes of which may not be determinable. The results of litigation are inherently unpredictable. Any claims against us, whether meritorious or not, could be time consuming, result in costly litigation, require significant amounts of management time and result in diversion of significant resources. We are not able to estimate an aggregate amount or range of reasonably possible losses for those legal matters for which losses are not probable and estimable. We have insurance policies covering potential losses where such coverage is cost effective.

We are not at this time involved in any legal proceedings.

Item 1A.	Risk Factors

Investing in our common stock involves a high degree of risk. You should carefully consider each of the following risks, together with the financial statements and the related notes, before making a decision to buy our common stock. If any of the following risks actually occurs, our business could be harmed. In that case, the trading price of our common stock could decline, and you may lose all or part of your investment.

Risks Related to the Company’s Business, Operations, and Industry

Our losses from operations could continue to raise substantial doubt regarding our ability to continue as a going concern. Our ability to continue as a going concern requires that we obtain sufficient funding to finance our operations.

We do not have sufficient existing cash and cash equivalents, even giving effect to the proceeds from the securities offerings completed in October 2021, to fund our operations for the twelve months following the filing of the September 30, 2021, financial statements. Our independent registered public accounting firm has included an explanatory paragraph in its report on our financial statements as of December 31, 2020, and for the period from February 21, 2020 (inception) to December 31, 2020, stating that our recurring losses from operations since inception and required additional funding to finance our operations raise substantial doubt about our ability to continue as a going concern. If we are unable to obtain sufficient funding, we could be forced to delay the rollout of our vehicles, and our financial condition and results of operations will be materially and adversely affected, and we may be unable to continue as a going concern. If we seek additional financing to fund our business activities in the future and there remains substantial doubt about our ability to continue as a going concern, investors or other financing sources may be unwilling to provide additional funding to us on commercially reasonable terms or at all.

Our independent auditor registered public accounting firm previously identified material weaknesses in our internal control over financial reporting. If we are unable to remediate these material weaknesses or we or our auditor identify additional material weaknesses in the future or otherwise fail to maintain an effective system of internal controls, we may not be able to accurately or timely report our financial condition or results of operations, which may adversely affect our business and stock price.

In connection with the preparation and audit of our consolidated financial statements for the period ended December 31, 2020, our auditor identified material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis. These material weaknesses are as follows:

•	Inadequate segregation of duties within account processes due to limited personnel

•	Insufficient written policies and procedures for accounting, IT, financial reporting and record keeping (no control procedures in place)

We have begun efforts to remediate these material weaknesses including hiring a chief financial officer and a controller and have begun developing written policies and procedures. While we believe these efforts will remediate the material weaknesses, we may not be able to complete our evaluation, testing or any required remediation in a timely fashion, or at all. We cannot assure you that the measures we have taken to date and may take in the future, will be sufficient to remediate the control deficiencies that led to our material weaknesses in internal control over financial reporting or that they will prevent or avoid potential future material weaknesses. The effectiveness of our internal control over financial reporting is subject to various inherent limitations, including cost limitations, judgments used in decision making, assumptions about the likelihood of future events, the possibility of human error and the risk of fraud. If we are unable to remediate the material weakness, our ability to record, process and report financial information accurately, and to prepare financial statements within the time periods required of public companies could be adversely affected which, in turn, may adversely affect our reputation and business and the market price of our common stock. In addition, any such failures could result in litigation or regulatory actions by the SEC or other regulatory authorities, loss of investor confidence, delisting of our securities and harm our reputation and financial condition, or diversion of financial and management resources from the operation of our business.

We are an early-stage company, and although orders of our initial vehicles have commenced, we have delivered a limited number of vehicles to customers.

We formed our corporation in February 2020. Since formation, we have focused on designing our initial vehicles, the Grunt and the Runt, and commencing the marketing of such vehicles by accepting reservations on our website. As of September 30, 2021, we have delivered 11 vehicles to customers. We may never achieve commercial success. We have no meaningful historical financial data upon which we may base our projected revenue and operating expenses. Our limited operating history makes it difficult for potential investors to evaluate our products or prospective operations and business prospects. We are subject to all the risks inherent in business development, financing, unexpected expenditures, and complications and delays that often occur in a new business. Investors should evaluate an investment in us in light of the uncertainties encountered by developing companies in a competitive environment. There can be no assurance that our efforts will be successful or that we will ultimately be able to attain profitability.

As we have increased our production, we have experienced delays or other complications in the design, manufacture, launch and production ramp of our vehicles and our future planned vehicles which could harm our brand, business, prospects, financial condition and operating results.

We may encounter unanticipated challenges, such as supply chain constraints, that lead to initial delays in producing our vehicles. We have experienced longer lead times with certain suppliers to obtain parts, especially those imported where shipping delays from out bound and inbound ports have caused delays or required us to use air freight and incur higher shipping costs. These challenges may be more significant for our Stag and Beast vehicles as we have not finalized the designs for these vehicles or begun to establish the assembly lines for these prospective vehicles. Any significant delay or other complication in the production of our vehicles or the development, manufacture, and production ramp of our future vehicles such as the Stag and Beast, including complications associated with expanding our production capacity and supply chain or obtaining or maintaining regulatory approvals, and/or coronavirus impacts, could materially damage our brand, business, prospects, financial condition and operating results.

We may be unable to meet our growing production plans and delivery plans, any of which could harm our business and prospects.

Our plans call for achieving and sustaining significant increases in vehicles production and deliveries. Our ability to achieve these plans depends upon a number of factors, including our ability to utilize our current manufacturing capacity, achieve the planned production yield and further increase capacity as planned while maintaining our desired quality levels and optimize design and production changes, and our suppliers’ ability to support our needs. We have experienced delays in increasing production volume due to lower production yields resulting in delayed customer shipments. We are currently developing improved production processes to increase efficiencies and production yields, although there is no assurance we will be successful in these efforts. If we are unable to realize our plans, our brand, business, prospects, financial condition and operating results could be materially damaged.

We are dependent on our suppliers, the majority of which are single-source suppliers, and the inability of these suppliers to deliver necessary components of our products according to our schedule and at prices, quality levels and volumes acceptable to us, or our inability to efficiently manage these components, could have a material adverse effect on our financial condition and operating results.

Our vehicles contain numerous purchased parts which we source globally from direct suppliers, the majority of whom are currently single-source suppliers. Any significant unanticipated demand would require us to procure additional components in a short amount of time. While we believe that we will be able to secure additional or alternate sources of supply for most of our components in a relatively short time frame, there is no assurance that we will be able to do so or develop our own replacements for certain highly customized components of our products.

If we encounter unexpected difficulties with key suppliers such as our battery and chassis suppliers, and if we are unable to fill these needs from other suppliers, we could experience production delays and potential loss of access to important technology and parts for producing, servicing and supporting our vehicles. This limited, and in many cases single source, supply chain exposes us to multiple potential sources of delivery failure or component shortages for the production of our vehicles. The loss of any single or limited source supplier or the disruption in the supply of components from these suppliers could lead to design changes and delays in product deliveries to our customers, which could hurt our relationships with our customers and result in negative publicity, damage to our brand and a material and adverse effect on our business, prospects, financial condition and operating results.

Changes in our supply chain may result in increased cost. If we are unsuccessful in our efforts to control and reduce supplier costs, our operating results will suffer.

There is no assurance that our suppliers will ultimately be able to meet our cost, quality and volume needs, or do so at the times needed. Furthermore, as the scale of our production increases, we will need to accurately forecast, purchase, warehouse and transport to our manufacturing facilities components at much higher volumes than we have experience with. If we are unable to accurately match the timing and quantities of component purchases to our actual needs, or successfully implement automation, inventory management and other systems to accommodate the increased complexity in our supply chain, we may incur unexpected production disruption, storage, transportation and write-off costs, which could have a material adverse effect on our financial condition and operating results.

The duration and scope of the impacts of the COVID-19 pandemic are uncertain and has adversely affect our supply chain and may in affect our operations, distribution, and demand for our products.

If we were to encounter a significant disruption due to COVID-19 at one or more of our suppliers, we may not be able to satisfy customer demand for a period of time. We have recently experienced delays and extended delivery dates with respect to the computer chips we utilize for our vehicles. Although we believe these delays will not affect our ability to deliver our initial vehicles, they may restrict our ability to deliver vehicles in the future. Furthermore, the impact of COVID-19 on the economy, demand for our products and impacts to our operations, including the measures taken by governmental authorities to address it, may precipitate or exacerbate other risks and/or uncertainties, including specifically many of the risk factors set forth herein, which may have a significant impact on our operating results and financial condition, although we are unable to predict the extent or nature of these impacts at this time.

We are currently taking orders for the Grunt, and if this vehicle fails to perform as expected, our reputation could be harmed and our ability to develop, market and sell our vehicles could be harmed.

If our vehicles were to contain defects in design and manufacture that cause them not to perform as expected or that require repair or take longer than expected to deliver, our ability to develop, market and sell our vehicles could be harmed. While we intend to perform internal testing on the vehicles we assemble, as a start-up company our frame of reference by which to evaluate detailed long-term quality, reliability, durability and performance characteristics of our vehicles is based on industry metrics rather than historical data. Although we have procedures to test all of our vehicles for defects, there can be no assurance that we will be able to detect and fix all defects in our products prior to their sale to consumers. Any product defects, delays, or other failure of our products to perform as expected could harm our reputation and result in delivery delays, product recalls, product liability claims, significant warranty and other expenses, and could have a material adverse impact on our business, financial condition, operating results and prospects.

Our success will depend on our ability to economically produce our vehicles at scale, and our ability to produce vehicles of sufficient quality and appeal to customers on schedule and at scale is unproven.

Our business success will depend in large part on our ability to economically produce, market and sell our vehicles at sufficient capacity to meet the demands of our customers. We will need to scale our production capacity in order to successfully implement our business strategy, and we plan to do so in the future by, among other things, completing the build-out of an additional facility we leased in August 2021 in Round Rock, Texas and our Liberty Hill, Texas assembly facility when it is constructed.

We have no experience in large-scale production of our vehicles, and we do not know whether we will be able to develop efficient, automated, low-cost production capabilities and processes, such that we will be able to meet the quality, price, and production standards, as well as the production volumes, required to successfully market our vehicles and meet our business objectives and customer needs. Any failure to develop and scale our production capability and processes could have a material adverse effect on our business, results of operations or financial condition.

We may not succeed in establishing, maintaining and strengthening our brand, which could materially and adversely affect customer acceptance of our products, which could in turn materially affect our business, results of operations or financial condition.

Our business and prospects heavily depend on our ability to develop, maintain and strengthen the Volcon brand. If we are unable to establish, maintain and strengthen our brand, we may lose the opportunity to build and maintain a critical mass of customers. Our ability to develop, maintain and strengthen our brand will depend heavily on the success of our marketing efforts. Failure to develop and maintain a strong brand would materially and adversely affect customer acceptance of our vehicles, could result in suppliers and other third parties being less likely to invest time and resources in developing business relationships with us, and could materially adversely affect our business, results of operations or financial condition.

If we are unable to achieve our targeted manufacturing costs for our vehicles, our financial condition and operating results will suffer.

As a start-up company, we have no historical data that allows us to ensure our targeted manufacturing costs will be achievable. While we expect in the future to better understand our manufacturing costs, there is no guarantee we will be able to achieve sufficient cost savings to reach our gross margin and profitability goals. We may also incur substantial costs or cost overruns in utilizing and increasing the production capability of our vehicle assembly facilities.

If we are unable to achieve production cost targets on our vehicles pursuant to our plans, we may not be able to meet our gross margin and other financial targets. Many of the factors that impact our manufacturing costs are beyond our control, such as potential increases in the costs of our materials and components, such as batteries and chassis. If we are unable to continue to control and reduce our manufacturing costs, our operating results, business and prospects will be harmed.

Increases in costs, disruption of supply, or shortage of materials could harm our business.

We may experience increases in the cost or a sustained interruption in the supply or shortage of materials. Any such increase, supply interruption or shortage could materially and negatively impact our business, prospects, financial condition and operating results. The prices for these materials fluctuate, and their available supply may be unstable, depending on market conditions and global demand for these materials, including as a result of increased production of electric vehicle (EV) products by our competitors, and could adversely affect our business and operating results. For instance, we are exposed to multiple risks relating to battery packs. These risks include:

•	an increase in the cost, or decrease in the available supply, of materials used in the battery packs;

•	disruption in the supply of battery packs due to quality issues or recalls by battery cell manufacturers; and

•	tariffs on the materials we source in China, which make up a significant amount of the materials we require

Our business is dependent on the continued supply of battery cells for the battery packs used in our vehicles. Any disruption in the supply of battery cells could disrupt production of our vehicles. Substantial increases in the prices for our materials or prices charged to us, such as those charged by battery cell suppliers, would increase our operating costs, and could reduce our margins if we cannot recoup the increased costs through increased prices. Any attempts to increase prices in response to increased material costs could result in cancellations of vehicle orders and therefore materially and adversely affect our brand, image, business, prospects and operating results.

An adverse determination in any significant product liability claim against us could materially adversely affect our business, results of operations or financial condition.

The development, production, marketing, sale and usage of our vehicles will expose us to significant risks associated with product liability claims. The powersports vehicles industry in particular is vulnerable to significant product liability claims, and we may face inherent risk of exposure to claims in the event our vehicles do not perform or are claimed to not have performed as expected. If our products are defective, malfunction or are used incorrectly by our customers, it may result in bodily injury, property damage or other injury, including death, which could give rise to product liability claims against us. Any losses that we may suffer from any liability claims and the effect that any product liability litigation may have upon the brand image, reputation and marketability of our products could have a material adverse impact on our business, results of operations or financial condition. No assurance can be given that material product liability claims will not be made in the future against us, or that claims will not arise in the future in excess or outside of our insurance coverage and contractual indemnities with suppliers and manufacturers. We believe we have adequate product liability insurance; however, as we release new products and expand our sales channels, we may not be able to obtain adequate product liability insurance or the cost of doing so may be prohibitive. Adverse determinations of material product liability claims made against us could also harm our reputation and cause us to lose customers and could have a material adverse effect on our business, results of operations or financial condition.

The markets in which we operate are in their infancy and highly competitive, and we may not be successful in competing in these industries as the industry further develops. We currently face competition from new and established competitors and expect to face competition from others in the future, including competition from companies with new technology.

The EV market is in its infancy, and we expect it will become more competitive in the future. There is no assurance that our vehicles will be successful in the respective markets in which they compete. A significant and growing number of established and new companies, as well as other companies, have entered or are reported to have plans to enter the EV market, including the off-road market that we intend to pursue. Most of our current and potential competitors have significantly greater financial, technical, manufacturing, marketing, sales networks and other resources than we do and may be able to devote greater resources to the design, development, manufacturing, distribution, promotion, sale and support of their products. Increased competition could result in lower vehicles sales, price reductions, revenue shortfalls, loss of customers and loss of market share, which could harm our business, prospects, financial condition and operating results.

We may need to defend ourselves against intellectual property infringement claims, which may be time-consuming and could cause us to incur substantial costs.

Others, including our competitors, may hold or obtain patents, copyrights, trademarks or other proprietary rights that could prevent, limit or interfere with our ability to make, use, develop, sell or market our products and services, which could make it more difficult for us to operate our business. From time to time, the holders of such intellectual property rights may assert their rights and may bring suits alleging infringement or misappropriation of such rights. In addition, if we are determined to have infringed upon a third party’s intellectual property rights, we may be required to cease making, selling or incorporating certain components or intellectual property into the products we offer, to pay substantial damages and/or license royalties, to redesign our products, and/or to establish and maintain alternative branding for our products.

We have applied for trademark rights for the “Volcon” brand name and our logo in the United States and Latin America. We have received notice from two entities who have indicated they will protest the issuance of a trademark for the Volcon name due to the similarity of Volcon to their trademarks, even though our products are different. We are currently in negotiation with these entities to obtain an agreement that our Volcon trademark can co-exist with their trademarks. If we are unsuccessful in obtaining agreement with these entities, we will need to consider the use of a different trademark for our Company and our products.

In the event that we were required to take one or more such actions, our business, prospects, operating results and financial condition could be materially adversely affected. In addition, any litigation or claims, whether or not valid, could result in substantial costs, negative publicity and diversion of resources and management attention.

Potential tariffs or a global trade war could increase our costs and could further increase the cost of our products, which could adversely impact the competitiveness of our products and our financial results.

Our vehicles depend on materials from China, namely batteries, which are among the main components of our vehicles. We cannot predict what actions may be taken with respect to tariffs or trade relations between the United States and China, what products may be subject to such actions, or what actions may be taken by the China in retaliation. The adoption and expansion of trade restrictions, the occurrence of a trade war, or other governmental action related to tariffs, trade agreements or related policies have the potential to adversely impact our supply chain and access to equipment, our costs and our product margins. Any such cost increases or decreases in availability could slow our growth and cause our financial results and operational metrics to suffer.

Subsequent to fulfilling orders we have received directly from consumers, we intend to sell our vehicles and accessories through a network of third parties, and there is no assurance that we will be able to successfully build out this network.

Initially, in the U.S. we intended to sell our vehicles directly to the consumer via our website. We will cease selling vehicles directly to consumers and intend to sell our vehicles in the U.S. to powersport vehicle dealers

We are also developing a line of aftermarket accessories for our vehicles that will be manufactured and produced by third parties. We intend to market our accessories on our website but also use our dealer network to display and sell these accessories.

We also intend to sell our vehicles internationally through international distributors. We have signed distributor agreements with distributors in Central and South America. We are relying on these distributors to market, promote, sell and service our vehicles and sell accessories in their designated countries/territories.

We believe our success will be highly dependent on our ability to build out this network in the major markets in which we intend to compete for customers, and to maintain this network in the future. Our model is dependent not only on our ability to create the foregoing network, but also on the commitment and motivation of these third parties to promote our brand and products.

Orders for vehicles are cancelable and the deposit fully refundable until delivered to and accepted by the customer 14 days from delivery, and there can be no assurance that such orders will be converted into sales.

As of September 30, 2021, U.S. customers have made deposits for 277 Grunts and 5 Runts, plus accessories and a deliver fee representing total deposits of $1.9 million. These orders are cancelable by the customer until the vehicle is delivered and after a 14-day acceptance period, therefore the deposits have been recorded as deferred revenue. Based on our current production capacity, we believe we will deliver all of the Grunts by March 2022 and the Runts by the second quarter of 2022.

As of September 30, 2021, we have received orders from Latin America importers for 92 Grunts. Payment for these orders is due prior to shipment and are cancelable until shipped. Based on our current production capacity, we believe we will be able to fulfill all pending orders by March 2022.

The estimated fulfillment of all orders we have received assumes we are successfully able to increase our production capacity in the future, of which there is no assurance. We only recently commenced assembling vehicles and we have encountered delays as we increased production. If we are unable to satisfy pending orders on a timely basis, customers may cancel their orders.

In some cases, there will be significant time between a customer ordering a vehicle and the eventual delivery of the vehicle, which creates a heightened risk that a customer that ordered a vehicle may change his or her mind and not ultimately take delivery of the vehicle, and accessories if purchased in their order, even though the customer paid the full list price to complete their order. As a result, no assurance can be made that orders will not be cancelled. Any cancellations could harm our financial condition, business, prospects and operating results.

We are developing our dealer network in the United States, and we may not be able to obtain a sufficient number of dealers to sell our vehicles to be commercially successful.

We initially intended to sell and distribute our vehicles and accessories in the U.S. on a direct-to-consumer sales platform. We are currently negotiating dealership agreements with retail partners to display and sell our vehicles and accessories which will require us to discontinue selling and distributing our vehicles under the direct-to-consumer model.

We will be required to comply with manufacture/dealer laws in each state in which we sell our vehicles through dealers. Dealer laws vary by state and although our dealer agreements are intended to comply with these laws, we may be required to amend our agreements if these laws are changed or are challenged by dealers or other OEMs.

Many dealers will require us to identify financing sources for dealers to purchase vehicle inventory and to identify financing sources for the dealers’ customers to finance their purchase. We will incur costs under these financing arrangements to incentivize dealers to buy our vehicles including free dealer financing for certain periods or based on purchase volumes, interest rate buy downs on the dealers’ customer financing to incentivize their customers’ purchase our vehicles. Since we are a young company with limited sales history and recurring losses, we may not be able to obtain these financing sources which may result in dealers not wanting to sell our vehicles.

We may be unable to improve our existing products and develop and market new products that respond to customer needs and preferences and achieve market acceptance.

We may not be able to compete as effectively with our competitors, and ultimately satisfy the needs and preferences of our customers, unless we can successfully enhance existing products, develop new innovative products and distinguish our products from our competitors’ products through innovation and design. Product development requires significant financial, technological, and other resources. There can be no assurance that we will be able to incur a level of investment in research and development that will be sufficient to successfully make us competitive in product innovation and design. In addition, even if we are able to successfully enhance existing products and develop new products, there is no guarantee that the markets for our existing products and new products will progress as anticipated. If any of the markets in which our existing products compete do not develop as expected, our business, results of operations or financial condition could be materially adversely affected.

We have no experience servicing our vehicles, we intend to primarily utilize third parties to service our vehicles, and if we are unable to address the service requirements of our customers, our business could be materially and adversely affected.

We have no experience servicing or repairing our vehicles and we are developing our service manual and service procedures to repair our vehicles. We are in the process of developing a network of service providers who will also be our dealers as many states require that only dealers can provide warranty service on vehicles.

Servicing electric vehicles is different than servicing vehicles with internal combustion engines and requires specialized skills, including high voltage training and servicing techniques. If we are unable to successfully address the service requirements of our customers, our business and prospects will be materially and adversely affected. If we are unable to successfully address the servicing requirements of our customers or establish a market perception that we maintain high-quality support, our reputation could be harmed, we may be subject to claims from our customers, and our business, results of operations or financial condition may be materially and adversely affected.

Significant product repair and/or replacement due to product warranty claims or product recalls could have a material adverse impact on our business, results of operations or financial condition.

We will provide a one-year warranty against defects for our vehicles, and a two-year warranty on the batteries in our vehicles. Our warranty will generally require us to repair or replace defective products during such warranty periods at no cost to the consumer. We will record provisions based on an estimate of product warranty claims, but there is the possibility that actual claims may exceed these provisions and therefore negatively impact our results of operations of financial condition.

In addition, we may in the future be required to make product recalls or could be held liable in the event that some of our products do not meet safety standards or statutory requirements on product safety, even if the defects related to any such recall or liability are not covered by our limited warranty. The repair and replacement costs that we could incur in connection with a recall could have a material adverse effect on our business, results of operations or financial condition. Product recalls could also harm our reputation and cause us to lose customers, particularly if recalls cause consumers to question the safety or reliability of our products, which could have a material adverse effect on its business, results of operations or financial condition.

Our success is dependent upon the success of the off-road vehicle industry and upon consumers’ willingness to adopt electric vehicles.

Our success is dependent upon the success of the off-road vehicle industry as a whole, and in particular upon consumers’ willingness to adopt electric vehicles as an alternative to combustion vehicles. If the market for electric off-road vehicles does not develop at the rate or in the manner or to the extent that we expect, our business, results of operations or financial condition may be adversely materially affected. The market for electric vehicles is relatively new, rapidly evolving, characterized by rapidly changing technologies, price competition, additional competitors, evolving government regulation and industry standard, frequent new vehicle announcements and changing consumer demands and behaviors. Factors that may influence the adoption of electric vehicles include:

•	perceptions about electric vehicle quality, safety, design, performance and costs;

•	the limited range over which electric vehicles may be driven on a single battery charge, and the decline of an electric vehicle’s range resulting from deterioration over time in the battery’s ability to hold a charge;

•	the ability to easily charge electric vehicles;

•	volatility in the cost of oil and gasoline, and improvements in the fuel economy of combustion engines; and

•	the environmental consciousness of off-road vehicles customers.

The influence of any of the factors described above may cause our customers not to purchase our vehicles and may otherwise materially adversely affect our business, results of operations or financial condition.

We currently operate in an area that is not heavily regulated, and future changes in government oversight may subject us to increased regulations, which may increase our expenses.

The off-road vehicle market is not heavily regulated, as compared to on-road vehicles, and, as such, we are not currently subject to significant government regulations. As this market develops and grows, it may come under increased regulatory scrutiny, which may result in increased regulations. This increase in regulations may result in increased costs and expenses, which may materially and adversely affect our business, results of operations or financial condition.

We will lease a new facility from an entity controlled by our founders, and this arrangement was not conducted on an arm’s length basis.

We will be leasing a dedicated, built-to-suit manufacturing facility on 53 acres in Liberty Hill, Texas from an entity controlled by our founders. Although we believe the lease terms are at or below current market rates, due to the relationship between our company and our founders, the negotiation of the lease agreement was not conducted on an arm’s length basis. As such, it is possible that the terms were less favorable to us than in a transaction negotiated in an arm’s length transaction.

Our directors and executive officers will continue to exercise significant control over us, which will limit your ability to influence corporate matters and could delay or prevent a change in corporate control.

The existing holdings of our directors and executive officers, assuming full exercise of the warrants held by such individuals, will be, in the aggregate, approximately 54% of our outstanding common stock. As a result, these stockholders will be able to influence our management and affairs and control the outcome of matters submitted to our stockholders for approval, including the election of directors and any sale, merger, consolidation, or sale of all or substantially all of our assets.

These stockholders acquired their shares of common stock for substantially less than the price of the shares of common stock being acquired in this offering, and these stockholders may have interests, with respect to their common stock, that are different from those of investors in this offering and the concentration of voting power among one or more of these stockholders may have an adverse effect on the price of our common stock.

In addition, this concentration of ownership might adversely affect the market price of our common stock by: (1) delaying, deferring or preventing a change of control of our company; (2) impeding a merger, consolidation, takeover or other business combination involving our company; or (3) discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of our company.

We are party to certain agreements with our founders that may create a conflict of interest for our board of directors in evaluating a potential change of control transaction.

We have entered into consulting agreements with Pink Possum, LLC (“Pink Possum”), an entity controlled by Mr. Okonsky, and Highbridge Consultants, LLC (“Highbridge”), an entity controlled by Mr. James, pursuant to which Messrs. Okonsky and James provide us with services. Pursuant to the consulting agreements, upon the occurrence of a Fundamental Transaction, which generally includes a business combination, merger, or sale of all or substantially all of our assets (or similar events), for an aggregate gross sales price of $100.0 million or more, each entity will receive a cash payment equal to 1% of such gross sales price. Since Messrs. Okonsky and James are entitled to these payments, they may have a conflict of interest in determining whether a particular Fundamental Transaction is in the best interests of our shareholders. Furthermore, these payments upon the consummation of a Fundamental Transaction may make our company less attractive to a potential acquirer or may reduce the valuation we receive in connection with a Fundamental Transaction.

Your ownership may be diluted if additional capital stock is issued to raise capital, to finance acquisitions or in connection with strategic transactions.

We intend to seek to raise additional funds, finance acquisitions or develop strategic relationships by issuing equity or convertible debt securities in addition to the shares issued in this offering, which would reduce the percentage ownership of our existing stockholders. Our board of directors has the authority, without action or vote of the stockholders, to issue all or any part of our authorized but unissued shares of common or preferred stock. Our certificate of incorporation authorizes us to issue up to 100,000,000 shares of common stock and 5,000,000 shares of preferred stock. Future issuances of common or preferred stock would reduce your influence over matters on which stockholders vote and would be dilutive to earnings per share. In addition, any newly issued preferred stock could have rights, preferences and privileges senior to those of the common stock. Those rights, preferences and privileges could include, among other things, the establishment of dividends that must be paid prior to declaring or paying dividends or other distributions to holders of our common stock or providing for preferential liquidation rights. These rights, preferences and privileges could negatively affect the rights of holders of our common stock, and the right to convert such preferred stock into shares of our common stock at a rate or price that would have a dilutive effect on the outstanding shares of our common stock.

General Risk Factors

If our stock price fluctuates, you could lose a significant part of your investment.

The market price of our common stock is subject to wide fluctuations in response to, among other things, the risk factors described in this filing and other factors beyond our control, such as fluctuations in the valuation of companies perceived by investors to be comparable to us. Furthermore, the stock markets have experienced price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many companies. These fluctuations often have been unrelated or disproportionate to the operating performance of those companies. These broad market and industry fluctuations, as well as general economic, political, and market conditions, such as recessions, interest rate changes or international currency fluctuations, may negatively affect the market price of our common stock. In the past, many companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. We may be the target of this type of litigation in the future. Securities litigation against us could result in substantial costs and divert our management’s attention from other business concerns, which could seriously harm our business.

If securities or industry analysts do not publish research or reports about us, or if they adversely change their recommendations regarding our common stock, then our stock price and trading volume could decline.

The trading market for our common stock is influenced by the research and reports that industry or securities analysts publish about us, our industry and our market. If no analyst elects to cover us and publish research or reports about us, the market for our common stock could be severely limited and our stock price could be adversely affected. As a small-cap company, we are more likely than our larger competitors to lack coverage from securities analysts. In addition, even if we receive analyst coverage, if one or more analysts ceases coverage of us or fails to regularly publish reports on us, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume to decline. If one or more analysts who elect to cover us issue negative reports or adversely change their recommendations regarding our common stock, our stock price could decline.

As an “emerging growth company” under the Jumpstart Our Business Startups Act, or JOBS Act, we are permitted to, and intend to, rely on exemptions from certain disclosure requirements.

As an “emerging growth company” under the JOBS Act, we are permitted to, and intend to, rely on exemptions from certain disclosure requirements. We are an emerging growth company until the earliest of:

•	the last day of the fiscal year during which we have total annual gross revenues of $1.07 billion or more;

•	the last day of the fiscal year following the fifth anniversary of this offering;

•	the date on which we have, during the previous 3-year period, issued more than $1 billion in non-convertible debt; or

•	the date on which we are deemed a “large accelerated issuer” as defined under the federal securities laws.

For so long as we remain an emerging growth company, we will not be required to:

•	have an auditor report on our internal control over financial reporting pursuant to the Sarbanes-Oxley Act of 2002;

•	comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis);

•	submit certain executive compensation matters to shareholders advisory votes pursuant to the “say on frequency” and “say on pay” provisions (requiring a non-binding shareholder vote to approve compensation of certain executive officers) and the “say on golden parachute” provisions (requiring a non-binding shareholder vote to approve golden parachute arrangements for certain executive officers in connection with mergers and certain other business combinations) of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010;

•	include detailed compensation discussion and analysis in our filings under the Securities Exchange Act of 1934, as amended, and instead may provide a reduced level of disclosure concerning executive compensation;

•	may present only two years of audited financial statements and only two years of related Management’s Discussion and Analysis of Financial Condition and Results of Operations, or MD&A; and

•	are eligible to claim longer phase-in periods for the adoption of new or revised financial accounting standards under §107 of the JOBS Act.

We intend to take advantage of all of these reduced reporting requirements and exemptions, other than the longer phase-in periods for the adoption of new or revised financial accounting standards under §107 of the JOBS Act.

Certain of these reduced reporting requirements and exemptions were already available to us due to the fact that we also qualify as a “smaller reporting company” under SEC rules. For instance, smaller reporting companies are not required to obtain an auditor attestation and report regarding management’s assessment of internal control over financial reporting; are not required to provide a compensation discussion and analysis; are not required to provide a pay-for-performance graph or CEO pay ratio disclosure; and may present only two years of audited financial statements and related MD&A disclosure.

We cannot predict if investors will find our securities less attractive due to our reliance on these exemptions. If investors were to find our common stock less attractive as a result of our election, we may have difficulty raising all of the proceeds we seek in this offering.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On October 8, 2021, we closed our initial public offering of 3,025,000 shares of common stock at a price to the public of $5.50 per share. The gross proceeds from our initial public offering, before deducting underwriting discounts and commissions, were $16.6 million. We granted the underwriters in the offering a 45-day option to purchase up to an additional 226,875 shares of common stock. The underwriters exercised this option and sold 226,875 shares of common stock at a price of $5.50 per share and we received gross proceeds of $1.1 million. The offer and sale of all of the shares in the offering were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-259468), which was declared effective by the SEC on October 5, 2021. Aegis Capital Corp. acted as underwriter for the offering.

There has been no material change in the planned use of proceeds from our IPO as described in our final prospectus filed with the SEC on October 8, 2021 pursuant to Rule 424(b). No direct or indirect payments were made by us to any of our directors or officers or their associates, to persons owning ten percent or more of our common stock or to their associates, or to our affiliates, other than payments in the ordinary course of business to officers for salaries. Pending the uses described, we intend to invest the net proceeds in short-term, interest-bearing obligations, investment-grade instruments, certificates of deposit or direct or guaranteed obligations of the U.S. government.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

INDEX TO EXHIBITS

Exhibit Number	Description

31.1*	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.
31.2*	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.
32.1*(1)	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*(1)	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted in IXBRL, and included in exhibit 101).

*	Filed herewith.

(1)	The certifications on Exhibit 32 hereto are deemed not “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that Section. Such certifications will not be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VOLCON, INC.

SIGNATURE	TITLE	DATE

/s/ Jordan Davis	Chief Executive Officer and Director	November 15, 2021
Jordan Davis	(principal executive officer)

/s/ Greg Endo	Chief Financial Officer	November 15, 2021
Greg Endo	(principal financial and accounting officer)

