Form 10-K
period 2021-12-31
Volcon, Inc.
filed 2022-03-23
CIK 1829794

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to__________

Commission file number: 001-40867

Volcon, Inc.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	84-4882689
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

2590 Oakmont Drive, Suite 520, Round Rock, TX	78665
(Address of Principal Executive Offices)	(Zip Code)

(512) 400-4271

(Registrant's Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol	Name of each exchange on which registered
Common Stock	VLCN	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of June 30, 2021, the last business day of the registrant’s most recently completed second quarter, there was no established public market for the registrant’s common stock. The registrant’s common stock began trading on the NASDAQ Stock Market on October 8, 2021. The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $110,896,150 based on the closing sale price on December 31, 2021 as reported by the NASDAQ Stock Market.

As of March 21, 2022, there were 24,055,672 outstanding shares of our common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement related to its 2022 Annual Stockholders’ Meeting to be filed subsequently are incorporated by reference into Part II of this Form 10-K. Except as expressly incorporated by reference, the registrant’s proxy statement shall not be deemed to be part of this report.

i

Special Note Regarding Forward-Looking Statements

This Form 10-K, together with other statements and information publicly disseminated by our company, contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and include this statement for purposes of complying with these safe harbor provisions.

In addition, from time to time, we or our representatives may make forward-looking statements orally or in writing. We base these forward-looking statements on our expectations and projections about future events, which we derive from the information currently available to us. Such forward-looking statements relate to future events or our future performance, including: our financial performance and projections; our growth in revenue and earnings; and our business prospects and opportunities. You can identify forward-looking statements by those that are not historical in nature, particularly those that use terminology such as “may,” “should,” “expects,” “anticipates,” “contemplates,” “estimates,” “believes,” “plans,” “projected,” “predicts,” “potential,” or “hopes” or the negative of these or similar terms. In evaluating these forward-looking statements, you should consider various factors, including: our ability to change the direction of the Company; our ability to keep pace with new technology and changing market needs; and the competitive environment of our business. These and other factors may cause our actual results to differ materially from any forward-looking statement. Forward-looking statements are only predictions. The forward-looking events discussed in this document and other statements made from time to time by us or our representatives, may not occur, and actual events and results may differ materially and are subject to risks, uncertainties and assumptions about us. We are not obligated to publicly update or revise any forward-looking statement, whether as a result of uncertainties and assumptions, the forward-looking events discussed in this document and other statements made from time to time by us or our representatives might not occur.

While we believe we have identified material risks, these risks and uncertainties are not exhaustive. Other sections of this Form 10-K describe additional factors that could adversely impact our business and financial performance. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible to predict all risks and uncertainties, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

Although we believe the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, level of activity, performance or achievements. Moreover, neither we nor any other person assumes responsibility for the accuracy or completeness of any of these forward-looking statements. You should not rely upon forward-looking statements as predictions of future events. We are under no duty to update any of these forward-looking statements after the date of this Form 10-K to conform our prior statements to actual results or revised expectations, and we do not intend to do so.

Forward-looking statements include, but are not limited to, statements about:

•	our ability to obtain additional funding to produce, market and sell our vehicles and develop new products;
•	our ability to produce our vehicles with sufficient scale and quality to satisfy customers;
•	whether we experience delays in the design, production and launch of our vehicles;
•	the inability of our suppliers to deliver the necessary components for our vehicles at prices and volumes acceptable to us;
•	our ability to establish a network of dealers to sell and service our vehicles.
•	our vehicles failing to perform as expected;
•	our facing product warranty claims or product recalls;
•	our facing adverse determinations in significant product liability claims;
•	customers not adopting electric vehicles;
•	the development of alternative technology that adversely affects our business;
•	the impact of COVID-19 on our business;
•	increased government regulation of our industry;
•	tariffs and currency exchange rates; and
•	the conflict with Russia and the Ukraine and the potential adverse affect it may have on the availability of batteries for our vehicles.

ii

PART I

ITEM 1. BUSINESS

Overview

We are an all-electric, off-road powersports vehicle company developing and building electric two and four-wheel motorcycles and utility terrain vehicles (UTVs), also known as side-by-sides, along with a complete line of upgrades and accessories. In October 2020, we began building and testing prototypes for our future offerings with two off-road motorcycles – the Grunt and the Runt. Our motorcycles feature unique frame designs protected by design patents. Additional utility and design patents have been filed for other aspects of Volcon’s vehicles.

We initially began to sell and distribute the Grunt and related accessories in the U.S. on a direct-to-consumer sales platform. We terminated our direct-to-consumer sales platform in November 2021. Prior to the termination of our direct-to-consumer sales platform, U.S. customers made deposits for 360 Grunts (net of cancellations), plus accessories and a delivery fee representing total deposits of $2.2 million. These orders are cancelable by the customer until the vehicle is delivered and after a 14-day acceptance period, therefore the deposits have been recorded as deferred revenue. Based on our current production capacity, we believe we will deliver all the Grunts that have previously been ordered by customers during the early part of the second quarter of 2022. Due to delays in developing the Runt, we refunded the deposits made for all Runts that were previously ordered by customers.

We are continuing to evaluate development on the Runt including the selection of a supplier, and whether we can produce the Runt at a cost that meets our profit targets. If we cannot produce the Runt at an acceptable profit margin, we will cease development efforts on this product. We expect to determine in the first half of 2022 whether we will finalize the development, production and sale of the Runt.

Also in 2022, we expect to expand our offerings with the introduction of the Volcon Stag UTV, which we anticipate will be available for delivery in the second half of 2023, followed by the introduction of a higher performance, longer range UTV (to be named) which we expect to begin delivering in 2024.

Beginning in November 2021, we began negotiating dealership agreements with powersports dealers to display and sell our vehicles and accessories. Customers can now, or will soon be able to, buy our vehicles and accessories directly from a local dealership. Some of these dealers will also provide warranty and repair services to customers. Through December 31, 2021, we have entered into 33 dealership agreements covering 13 states. Each dealer has agreed to initially order 2 Grunts. We expect that once we have increased manufacturing capacity that dealers will be able to order in higher quantities to support their customer demand. We also expect to be able to offer the dealers a financing option, or “floor plan” to make higher purchases of our vehicles but we do not currently have this financing option available. We have an agreement with a third-party financing company to provide financing to qualified customers of each dealer. There is no recourse to the Company or the dealer if the dealer’s customer defaults on the financing agreement with this third-party.

We anticipate our vehicles and accessories will be sold globally in a three-phase rollout of export sales– Latin America importers started in 2021, Canada and Europe expected in 2022 and Australia expected in 2023. Certain countries will require that vehicles be homologated to meet their vehicle standards which may cause a delay in, or impact our ability, to export products in these expected timelines. Export sales are expected to be executed through individual importers in each country that purchase vehicles from us by the container. Each importer is expected to sell vehicles to local dealers or directly to customers. Local dealers are intended to provide warranty and repair services for vehicles purchased within their markets.

As of December 31, 2021, we have received orders from Latin America importers for 92 Grunts and we have shipped 24 of these units. Payment for these orders is due prior to shipment and are cancelable until shipped. Based on our current production capacity, we believe we will be able to fulfill all pending orders by the April 2022.

The estimated fulfillment of all orders that we have received as of the filing of this Annual Report on Form 10-K assumes we are successfully able to increase our production capacity in the future, of which there is no assurance. We only recently commenced assembling the Grunt and we may encounter delays or setbacks as we increase production. In addition, we will need to obtain parts sufficient to build the quantity of Grunts needed to fulfill orders, some of which are manufactured in Asia, where manufacturing lead times and shipping delays have occurred and continue to occur. If we are unable to satisfy pending orders on a timely basis, customers may cancel their orders.

We are currently evaluating third-party vendors to identify second source suppliers to ensure supply chain continuity as well as to reduce the cost of parts, yet still retain the quality that is important to us and our customers. We currently estimate that we will be able to reduce parts cost and improve our assembly process where we will be able to sell the Grunt profitably by the second half of 2022.

We are assembling the Grunt in a leased production facility in Round Rock, Texas. We have entered into a lease for a built-to-suit manufacturing facility on 53 acres in Liberty Hill, Texas, 25 miles northwest of downtown Austin, from an entity controlled by our founders. We are currently evaluating a modification to the lease to expand the facility and the available acreage. If we sign the modification, we expect to begin production of the Stag, and possibly other vehicles, at this facility in the second half of 2023. We are also evaluating other manufacturing options for the Stag including the possibility of outsourcing the production to a third-party manufacturer.

Our Industry

The powersports industry is made up of on-road and off-road motorcycles, all-terrain vehicles (ATVs), UTVs, personal watercraft, snow machines, and portable generators. We are focusing solely on off-road motorcycles and UTVs. The ATV market, in which a single rider sits on top of a four-wheeled vehicle (as opposed to sitting inside a UTV), is not a market we currently intend to pursue but will continue to evaluate our lineup of vehicles in the future.

The off-road powersports industry has grown steadily on an annual basis since the recession of 2008. Off-road new unit sales have grown 46.5% over 2019. We believe this growth has been accelerated by the COVID-19 pandemic, as more consumers seek safe, outdoor recreation.

Outdoor recreation is a major driver of the American economy. In 2019, the U.S. Bureau of Economic Analysis (BEA) found that outdoor recreation drives $788 billion of economic activity in America. The bureau noted that two and four-wheel powersports make up $39 billion of that total–the fourth largest total of all outdoor recreation activities.

Prior to the COVID-19 pandemic, demand for off-road powersports grew steadily year-over-year. When the COVID-19 pandemic hit, that growth accelerated rapidly. Year-over-year growth for off-road motorcycling, despite a short contraction in March and April of 2020, has risen 46.5%.

While post-COVID pandemic our industry may not experience such steady growth, we believe the new culture of escape and outdoor activities will continue to drive off-road powersports recreation. While a few traditional powersports companies make electric products, we believe there are currently no all-electric off-road powersports companies. As such, off-road electric vehicle market data is limited.

Our Products

We will feature motorcycle and UTV products that are all-electric and for off-road use only. The off-road market is growing faster than on-road and on-road products require costly levels of certification, homologation and compliance with the Department of Transportation (DOT), the National Highway Traffic Safety Administration (NHTSA) and other government regulators. As such, we are solely focusing on the off-road market. Due to these regulations, our vehicles are not legal for on-road use. All vehicles will come with a warning label stating “This vehicle is designed and manufactured for off road use only. It does not conform to federal motor vehicle safety standards and operation on public streets, roads, or highways is illegal”, and therefore our vehicles cannot be legally registered for on-road use in any state in the U.S and in many countries. In addition to powersports vehicles, we will source, market and sell a complete line of accessories and upgrades. These will feature parts designed to increase performance or appearance, in addition to practical add-ons to equip Volcon vehicles for hunters, anglers, ranchers and farmers.

The Grunt

Our first product to market, the Grunt, began shipping to customers in the third quarter of 2021. The Grunt is an electric off-road motorcycle with unique design features and capabilities.

The Grunt’s distinctive low height and oversize tires are designed to make it look like the fat tire bikes of the 1970s and ‘80s. These unique elements of the Grunt are not just for styling, but we believe they help make it easier to ride as compared to other off-road motorcycles on the market. The low seat height and large tires are designed to make the Grunt stable at all speeds on all surfaces in the off-road environment. The electric drivetrain has no clutch and no gears, making it easy for almost any customer to operate.

Although the Grunt and Runt can be used as delivered, we have developed an app, which can be downloaded at no additional cost, that we believe will enhance the riding experience. The Grunt has a small, optional, dash with limited data; however, the rider can use their smart phones and the app (subject to the rider’s cellular connectivity) as a dashboard by mounting it on the handlebars. The app makes it easier for users to set ride modes, check battery status, and update the bike’s firmware.  In the future we plan to add a trip navigation feature to the app.

The Grunt is designed for family off-road adventures, work on the farm or fun transport around private land. Its range can be up to 35 miles (with an optional second battery that provides an additional 35 miles) in its “explore” mode setting and it can be completely charged in less than three hours from a standard wall outlet.

We are designing an upgraded Grunt, the 2023 Grunt EVO, that will have a belt drive rather than a chain drive, an upgraded rear shock, a new seat and will be available in additional colors and have aftermarket accessory upgrades such as handlebars, grips, foot pegs and seats. The pricing for the 2023 Grunt EVO and accessories has not yet been determined. We expect the Grunt EVO to be available beginning in the fourth quarter of 2022.

We are also designing, and expect to introduce, the 2023 Grunt LE in the first quarter of 2023 which, like the Grunt EVO, will have a belt drive, but will also have a larger, integrated battery, black frame and additional color schemes along with other aftermarket upgrades. Pricing for the Grunt LE and related accessories have not yet determined. In addition, we are evaluating an additional model, 2023 Grunt XL (Hunt/Fish edition), and the features and release of this model has not been determined but would be focused on features attractive to hunters and anglers.

The Runt

We are continuing to evaluate development on the Runt including the selection of a supplier, and whether we can produce the Runt at a cost that meets our profit targets. If we cannot produce the Runt at an acceptable profit margin, we will cease development of this product. We expect to determine in the first half of 2022 whether we will finalize the development, production and sale of the Runt. If we conclude that we will complete the development and production of the Runt, we anticipate that the 2023 Volcon Runt will be available for sale in the fourth quarter of 2022.

The current design of the Runt, like the Grunt, includes large tires and low-slung chassis make it easier to ride than traditional off-road motorcycles. Due to its smaller size, the Runt is intended for drivers from seven to 14-year-olds. The app developed for the Grunt is designed to be used with the Runt and allows the rider to monitor speed, battery charge and ride mode. We expect to develop additional features to the app that will permit the parents of the minor Runt operator to login on their own phones to control the maximum acceleration and speed of the Runt and provide notifications of the minor Runt operator exceeding a certain speed or tipping over the bike can also be sent to the parents via text. The final features of the app could change as we continue our development of the Runt and features of the app. Based on the current design, the Runt is expected to have a range of up to 35 miles in its “explore” mode setting and charges in less than three hours from a standard wall outlet.

The Brat

In the fourth quarter of 2022, we expect to begin selling the 2023 Volcon Brat E-Bike. Similar to the lineup of Volcon motorcycles, the Brat will have a low seat height, large tires, hydraulic front and rear disc brakes and will be a Class 2 E-Bike capable of achieving 20 mph maximum speed from throttle assistance. Pricing for the Brat has not yet been determined and this will be manufactured by a third-party.

Future Products

In December 2021 we received the first prototype of the Volcon Stag, and we expect to publicly introduce a prototype of the Stag in the second half of 2022, with delivery of the first Stag model to customers beginning in the second half of 2023. The Stag will be Volcon’s utility/sport UTV with a 64” width to ensure it is able to operate in states with 65”-maximum-width trails. It will feature hauling and towing abilities for work on a farm or job site, but also fold-up seating for four so it can be used for weekend family adventures.

The 2023 Stag Trail LE, will be one of two Stag models initially launched in the second half of 2023, and will seat up to four people, with folding rear seats, a four point harness system, high performance shocks and tires, on demand all-wheel drive, variable power steering, a quick attach cargo system and a full line of accessories. The 2023 Stag Trail Base will be lower performance version of the Stag Trail LE with smaller tires and shocks but still include features like on demand all-wheel drive, a quick attach cargo system, folding rear seats, a 3 point harness system and a full line of accessories. The 2023 Stag Trail Base is expected to be available in the fourth quarter of 2023.

In the first quarter of 2024 we expect to launch the 2024 Stag Armageddon, a high performance model designed for off road racing. This model will include a larger motor and battery system, high performance shocks and tires, full time all-wheel drive, locking front and rear differentials, variable power steering and a full line of accessories.

We also expect to release the 2024 Stag Hunt in the first quarter of 2024. The Stag Hunt is being designed for mountain terrain, forest roads and back acreage. Like the Stag Trail Base, the Stag Hunt will have smaller tires and shocks but will have higher payload and towing capacity than the Stag Trail LE or Stag Armageddon. Finally, in the fourth quarter of 2024 we expect to launch the 2024 Stag Ranch, a utility version of the Stag that will have a configurable tilt flatbed system that will be designed for work on the ranch or jobsite.

We expect to introduce a larger, longer range UTV (to be named) in late 2023, which will be our flagship model in the Volcon line, with delivery to customers anticipated in the second half of 2024. We are designing this vehicle to have superior range and speed, but still be able to haul and tow far more than a traditional UTV.

Our ability to release new future products is dependent on our ability to receive future financing of which there is no assurance.

Assembly and Manufacturing

We source the parts for our vehicles from component manufacturers worldwide primarily in the United States, China and Southeast Asia. We do not have long-term supply agreements with our component suppliers. Although we currently rely on a single-source for certain of our components, we believe there are multiple sources for each of our critical components. We assemble the Grunt in a leased facility in Round Rock, Texas. We produced over 100 Grunts during 2021. We believe we can increase production to approximately 375 units per month by June 2022 and could produce up to 750 units per month when at full production capacity.

We provide a one-year warranty on the Grunt, and a two-year warranty on the battery pack and we expect the warranty for our other vehicles will be consistent with the warranty on the Grunt. We will accrue warranty reserves at the time a vehicle is delivered to the customer. Warranty reserves include our best estimate of the projected cost to repair or to replace any items under warranty, based on actual warranty experience as it becomes available and other known factors that may impact our evaluation of historical data. We review our reserves quarterly to ensure that our accruals are adequate in meeting expected future warranty obligations, and we will adjust our estimates as needed. Warranty expense is recorded as a component of cost of revenues in the statement of operations. The portion of the warranty provision which is expected to be incurred within 12 months from the balance sheet date will be classified as current, while the remaining amount will be classified as long-term liabilities.

We are currently evaluating suppliers to manufacture the Runt and the level of assembly that will be completed by the supplier and whether we will need to perform any assembly once it is shipped to us, should we determine that we will sell this product.

We have selected a supplier for the Brat and expect to receive protypes in the second quarter of 2022. The supplier will complete the assembly such that the Brat will be packaged and shipped where it can be delivered to dealers or Latin America distributors without any additional assembly required by us and minimal assembly required by the dealer or end customer.

If we agree to the amendment of the lease for a facility and land in Liberty Hill, Texas, this facility will be used to assemble the Stag, and possibly other vehicles, beginning in the second quarter of 2023. We are also evaluating other options for facilities to manufacture the Stag including the possibility of outsourcing the manufacturing altogether to a third-party.

Sales and Marketing

Beginning in November 2021, we began negotiating dealership agreements with powersports dealers to display and sell our vehicles and accessories. Customers can now, or will soon be able to, buy our vehicles and accessories directly from a local dealership. Through December 31, 2021, we have entered into 33 dealership agreements covering 13 states. We are currently negotiating additional dealership agreements with retail partners to display and sell our vehicles and accessories. Some of these dealers will also provide warranty and repair services to our customers.

We anticipate our vehicles and accessories will be sold globally in a three-phase rollout of export sales– Latin American importers started in 2021, Canada and Europe expected in 2022 and Australia expected in 2023, subject to meeting each countries homologation requirements, if any. Export sales are expected to be executed through individual importers in each country that purchase vehicles from us by the container. Each importer is expected to sell vehicles to local dealers or directly to customers. Local dealers are intended to provide warranty and repair services for vehicles purchased within their markets.

Intellectual Property

Our success depends, at least in part, on our ability to protect our core technology and intellectual property. To accomplish this, we currently rely on a combination of trade secrets, including know-how, employee and third-party nondisclosure agreements, and other contractual rights to establish and protect our proprietary rights in our technology.

Our industrial designs are protected by design patents. In addition, we intend to file for additional utility patents. There is no assurance that we will be granted any such patents. We do not know whether any patent applications will result in the issuance of patents or whether the examination process will require us to narrow our claims. Even if granted, there can be no assurance that our issued patents or new patent applications will provide us with protection.

The names “Grunt” and “Runt” have been granted trademark rights in the United States. We have applied for trademark rights for the “Volcon” brand name and our logo in the United States and Latin America. We have received notice from two entities who have indicated they will protest the issuance of a trademark for the Volcon name due to the similarity of Volcon to their trademarks, even though our products are different. We are working with these entities to obtain an agreement that our Volcon trademark can co-exist with their trademarks. If we are unsuccessful in obtaining agreement with these entities, we will need to consider the use of a different trademark for our Company and our products.

Competition

There are dozens of manufacturers that sell off-road motorcycles and UTVs in the United States and even more globally. The markets for powersport vehicles are highly competitive based on a number of factors, including innovation, performance, price, technology, product features, styling, fit and finish, brand recognition, quality and distribution. We believe our ability to compete successfully in these markets depends on our ability to capitalize on our competitive strengths and build brand recognition.

Many companies, which have greater financial and marketing resources than Volcon, make electric street motorcycles, including Zero Motorcycles. Some companies make electric UTVs as part of their product line. Polaris has recently announced a joint venture with Zero Motorcycles to help them design dedicated electric UTVs, the first product of which was released in December 2021.

Government regulations

We have focused on the off-road-only portion of the market because it is free of many of the homologation issues and highway certifications required to produce and sell an on-road vehicle. In some states, off-road vehicles do have legislative restrictions, but they are related to noise and exhaust emissions, two things our vehicles do not produce.

Federal, state and local governments have promulgated and/or are considering promulgating laws and regulations relating to the safety of our products. In the United States, the Consumer Product Safety Commission (CPSC) has federal oversight over product safety issues related to off-road vehicles. We believe that our products comply with all applicable CPSC safety standards as well as all other applicable safety standards in the United States.

The assembly, use, storage, transport and disposal of battery packs is subject to extensive regulation. Complying with these requirements involves substantial costs, and any failure to do so may result in heavy fines or other restrictions on our operations. Additionally, we may be responsible for the recycling and proper disposal of expended batteries from our vehicles. We may enter into agreements with third-parties to manage such recycling and disposal; however, we may be found liable for any failures in compliance by these third parties and subject to fines or remediation liabilities, which costs may be substantial.

We intend to sell and distribute our vehicles internationally through international distributors. As such, we will be subject to the local laws of each jurisdiction in which we sell our vehicles. These regulations may result in increased costs and expenses, which may materially and adversely affect our business, results of operations or financial condition.

Human Capital

Volcon Mission

People are at the core of our DNA. This is the driving principle that brings purpose and dedication to our most valuable asset, our employees. Our vision is to amplify the powersports experience for all. Our mission is to build industry-leading products that connect people to outdoor experiences through the intentional blending of leading technology and design. Our values are building the future of powersports, together. Everyone is someone’s customer, which is why our goal is for each employee at Volcon to live by the Golden Rule.

Professional Employer Organization

We use a professional employer organization ("PEO") to outsource our employee base, including processing of payroll and administration of benefits. As of March 15, 2022, we have 75 employees under our PEO arrangement, all of whom are located in the continental United States. Currently, our employees have not chosen representation by a labor union. We also use an ongoing rotation of approximately 15 contract workers to supplement our assembly operations and other positions within our organization, as needed. We also retain consultants for certain positions.

Our employees and contractors focus on customer care, developing and manufacturing our products, and building our sales channels. Through our PEO, we believe we offer competitive benefits and training programs to develop employees’ expertise, performance, and engagement, while implementing corporate policies to provide a safe, harassment-free work environment. This work environment is guided by principles of fair and equal treatment and prioritizes effective communication and employee engagement.

Employee Engagement and Diversity

As a developing organization, we are committed to building a strong culture with high levels of employee engagement. We distribute a survey quarterly to all employees to evaluate employee satisfaction. This assessment provides employees the ability to grade commitment to our mission and values. We believe that our employees are our greatest asset and are striving to consistently evaluate our progress in developing and maintaining engagement. Our first survey was conducted in the first quarter of 2022, and our survey results showed high levels of engagement with the overall score in the top quartile, which we believe is indicative of a positive engagement trajectory.

Volcon experiences a low employee turnover rate, less than 25% of our employee headcount as of December 31, 2021. A guiding value that influences hiring practices for Volcon is inclusivity. We believe our diverse human capital base is a testimony to the ongoing efforts toward diversity, equity and inclusion within the hiring practices and demographics of Volcon employees.

ITEM 1A

Risk Factors

Investing in our common stock involves a high degree of risk. You should carefully consider each of the following risks, together with all other information set forth in this Annual Report on Form 10-K, including the financial statements and the related notes, in evaluating an investment in our common stock. If any of the following risks actually occurs, our business could be harmed. In that case, the trading price of our common stock could decline, and you may lose all or part of your investment. Additional risks not presently known to us or that we currently deem immaterial may also impair our business operations.

Risks Related to the Company’s Business, Operations, and Industry

Our losses from operations could continue to raise substantial doubt regarding our ability to continue as a going concern. Our ability to continue as a going concern requires that we obtain sufficient funding to finance our operations.

Based on our current operating plan, we do not have sufficient existing cash and cash equivalents to fund our operations for the twelve months following the filing of the December 31, 2021, financial statements. Our independent registered public accounting firm has included an explanatory paragraph in its report on our financial statements as of and for the year ended December 31, 2021, stating that our recurring losses from operations since inception and required additional funding to finance our operations raise substantial doubt about our ability to continue as a going concern. Based on our current operating plan, we believe we will have sufficient funds for operations until September 2022. If we are unable to obtain sufficient funding, we could be forced to delay the rollout of our vehicles, and our financial condition and results of operations will be materially and adversely affected, and we may be unable to continue as a going concern. If we seek additional financing to fund our business activities in the future and there remains substantial doubt about our ability to continue as a going concern, investors or other financing sources may be unwilling to provide additional funding to us on commercially reasonable terms or at all. Additionally, any equity issuance to raise additional proceeds during the 12 months following our February 2022 public offering would require the consent of our underwriter from our February 2022 offering.

Our independent auditor registered public accounting firm has identified material weaknesses in our internal control over financial reporting. If we are unable to remediate these material weaknesses or we or our auditor identify additional material weaknesses in the future or otherwise fail to maintain an effective system of internal controls, we may not be able to accurately or timely report our financial condition or results of operations, which may adversely affect our business and stock price.

In connection with the preparation and audit of our consolidated financial statements for the year ended December 31, 2021, we identified material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis. These material weaknesses are as follows:

•	Inadequate segregation of duties within account processes due to limited personnel
•	Insufficient formal written policies and procedures for accounting, IT, financial reporting and record keeping

These material weaknesses were also identified in connection with the preparation and audit of our consolidated financial statements for the period ended December 31, 2020. In 2021, we began efforts to remediate these material weaknesses including hiring a chief financial officer, a controller and accounting staff and have begun developing written policies and procedures. While we believe these efforts have improved the internal control over financial reporting during 2021, they did not fully remediate the material weaknesses. We cannot assure you that the measures we have taken to date and may take in the future, will be sufficient to remediate the control deficiencies that led to our material weaknesses in internal control over financial reporting or that they will prevent or avoid potential future material weaknesses. The effectiveness of our internal control over financial reporting is subject to various inherent limitations, including cost limitations, judgments used in decision making, assumptions about the likelihood of future events, the possibility of human error and the risk of fraud. If we are unable to remediate the material weakness, our ability to record, process and report financial information accurately, and to prepare financial statements within the time periods required of public companies could be adversely affected which, in turn, may adversely affect our reputation and business and the market price of our common stock. In addition, any such failures could result in litigation or regulatory actions by the SEC or other regulatory authorities, loss of investor confidence, delisting of our securities and harm our reputation and financial condition, or diversion of financial and management resources from the operation of our business.

We are an early-stage company, and although orders of our initial vehicles have commenced, we have delivered a limited number of vehicles to customers.

We formed our corporation in February 2020. Since formation, we have focused on designing our initial vehicles, the Grunt and the Runt (Runt reservations were subsequently refunded due to design and production delays), and commencing the marketing of such vehicles by accepting reservations on our website. We also began taking orders for the Grunt in Latin America as well as started signing dealer agreements to sell our vehicles in the U.S. As of December 31, 2021, we have delivered 66 Grunts to customers. We may never achieve commercial success. We have no meaningful historical financial data upon which we may base our projected revenue and operating expenses. Our limited operating history makes it difficult for potential investors to evaluate our products or prospective operations and business prospects. We are subject to all the risks inherent in business development, financing, unexpected expenditures, and complications and delays that often occur in a new business. Investors should evaluate an investment in us in light of the uncertainties encountered by developing companies in a competitive environment. There can be no assurance that our efforts will be successful or that we will ultimately be able to attain profitability.

As we have increased our production, we have experienced delays or other complications in the design, manufacture, launch and production ramp of our vehicles and our future planned vehicles which could harm our brand, business, prospects, financial condition and operating results.

We may encounter unanticipated challenges, such as supply chain constraints, that lead to initial delays in producing our vehicles. We have experienced longer lead times with certain suppliers to obtain parts, especially those imported where shipping delays from out bound and inbound ports have caused delays or required us to use air freight and incur higher shipping costs. These challenges may be more significant for our four-wheel vehicles as we have not finalized the designs for these vehicles or begun to establish the assembly lines for these prospective vehicles. Any significant delay or other complication in the production of our vehicles or the development, manufacture, and production ramp of our future four wheel vehicles, including complications associated with expanding our production capacity and supply chain or obtaining or maintaining regulatory approvals, and/or coronavirus impacts, could materially damage our brand, business, prospects, financial condition and operating results.

We may be unable to meet our growing production plans and delivery plans, any of which could harm our business and prospects.

Our growth and production plans contemplate achieving and sustaining significant increases in vehicles production and deliveries. Our ability to achieve these plans depends upon a number of factors, including our ability to utilize our current manufacturing capacity, achieve the planned production yield and further increase capacity as planned while maintaining our desired quality levels and optimize design and production changes, and our suppliers’ ability to support our needs. We have experienced delays in increasing production volume due to lower production yields resulting in delayed customer shipments. We are currently developing improved production processes to increase efficiencies and production yields, although there is no assurance we will be successful in these efforts. If we are unable to realize our plans, our brand, business, prospects, financial condition and operating results could be materially damaged.

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

Many of our suppliers were involved in the initial design and prototype development of parts that are currently purchased for production of the Grunt. The overall cost of our parts used for the Grunt currently exceeds the selling price of the Grunt less the costs to manufacture and sell the Grunt (net realizable value). We have initiated a quoting process to existing and new vendors to obtain better pricing and quality and expect to reduce the overall part cost to the Grunt beginning in the second quarter of 2022. In the fourth quarter of 2021, we recorded a non-cash charge of $5,450,007 to write down our inventory and inventory deposits that reduces the inventory value to its net realizable value.

Although we believe that we will be able to meet our cost, quality and volume at times needed through our existing and new suppliers, there is no assurance that we will be successful. Furthermore, as the scale of our production increases, we will need to accurately forecast, purchase, warehouse and transport to our manufacturing facilities components at much higher volumes than we have experience with. If we are unable to accurately match the timing and quantities of component purchases to our actual needs, or successfully implement automation, inventory management and other systems to accommodate the increased complexity in our supply chain, we may incur unexpected production disruption, storage, transportation and write-off costs, which could have a material adverse effect on our financial condition and operating results.

The duration and scope of the impacts of the COVID-19 pandemic are uncertain and has adversely effected our supply chain and may in affect our operations, distribution, and demand for our products.

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

The conflict with Russia and the Ukraine could have an impact on the availability of components used in the manufacturing of lithium ion batteries that we use to power our vehicles

The recent conflict between Russia and the Ukraine could impact the availability of nickel, an element used in the production of lithium ion cells used in batteries that power our vehicles. According to the Wall Street Journal, Russia produces 5%-6% of the world’s nickel supply and 17% of the high purity nickel production. The shortage of these cells could have an impact on our ability to produce vehicles to meet our customers’ demands. In addition, sanctions against Russia could impact the price of elements, including nickel, that are used in the production of batteries which would result in higher costs to produce our vehicles. These sanctions have also impacted the US and global economy and could result in an economic recession which could cause a broader disruption to the Company’s supply chain and distribution network and customer demand for our products. These factors would have a negative impact on our results of operations and cash flows.

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

Our business success will depend in large part on our ability to economically produce, market and sell our vehicles at sufficient capacity to meet the demands of our customers. We will need to scale our production capacity in order to successfully implement our business strategy. We have built out our Grunt production facility in Round Rock, Texas, and continue to improve our production processes to reduce production times and increase output.

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

Our business is dependent on the continued supply of battery cells for the battery packs used in our vehicles. Any disruption in the supply of battery cells, including those caused by the conflict between Russia and the Ukraine and sanctions imposed on Russia noted above, could disrupt production of our vehicles. Substantial increases in the prices for our materials or prices charged to us, such as those charged by battery cell suppliers, would increase our operating costs, and could reduce our margins if we cannot recoup the increased costs through increased prices. Any attempts to increase prices in response to increased material costs could result in cancellations of vehicle orders and therefore materially and adversely affect our brand, image, business, prospects and operating results.

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

The EV market is in its infancy, and we expect it will become more competitive in the future. There is no assurance that our vehicles will be successful in the respective markets in which they compete. A significant and growing number of established and new companies, as well as other companies, have entered or are reported to have plans to enter the EV market, including the off-road market that we intend to pursue. Most of our current and potential competitors have significantly greater financial, technical, manufacturing, marketing, sales networks and other resources than we do and may be able to devote greater resources to the design, development, manufacturing, distribution, promotion, sale and support of their products. Increased competition could result in lower vehicle sales, price reductions, revenue shortfalls, loss of customers and loss of market share, which could harm our business, prospects, financial condition and operating results.

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

Our vehicles depend on materials from China, namely batteries, which are among the main components of our vehicles. We cannot predict what actions may be taken with respect to tariffs or trade relations between the United States and China, what products may be subject to such actions, or what actions may be taken by China in retaliation. The adoption and expansion of trade restrictions, the occurrence of a trade war, or other governmental action related to tariffs, trade agreements or related policies have the potential to adversely impact our supply chain and access to equipment, our costs and our product margins. Any such cost increases or decreases in availability could slow our growth and cause our financial results and operational metrics to suffer.

Subsequent to fulfilling orders we have received directly from consumers, we intend to sell our vehicles and accessories through a network of third parties, and there is no assurance that we will be able to successfully build out this network.

Initially, in the U.S. we intended to sell our vehicles directly to the consumer via our website. We ceased selling vehicles directly to consumers in November 2021 and began negotiating dealer agreements to sell our vehicles in the U.S. to powersport vehicle dealers.

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

As of November 24, 2021, the last day we took orders on our direct-to-consumer platform, U.S. customers have placed orders for 360 Grunts (net of cancellations), plus accessories and a delivery fee representing total net deposits of $2.2 million. These orders are cancelable by the customer until the vehicle is delivered and after a 14-day acceptance period, therefore the deposits have been recorded as deferred revenue. As of December 31, 2021, we have delivered 51 of these Grunts and based on our current production capacity, we believe we will deliver all of the Grunts by the second quarter of 2022.

As of December 31, 2021, we have received orders from Latin America importers for 92 Grunts. Payment for these orders is due prior to shipment and are cancelable until shipped. As of December 31, 2021, we have shipped 24 Grunts to Latin America importers and based on our current production capacity, we believe we will be able to fulfill all pending orders by April 2022.

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

We initially intended to sell and distribute our vehicles and accessories in the U.S. on a direct-to-consumer sales platform. In November 2021 we shifted away from a direct-to-customer sales platform to a dealer-based sales and distribution network. We are currently negotiating dealership agreements with retail partners to display and sell our vehicles and accessories which will require us to discontinue selling and distributing our vehicles under the direct-to-consumer model.

We will be required to comply with manufacture/dealer laws in each state in which we sell our vehicles through dealers. Dealer laws vary by state and although our dealer agreements are intended to comply with these laws, we may be required to amend our agreements if these laws are changed or are challenged by dealers or other OEMs.

Many dealers will require us to identify financing sources for dealers to purchase vehicle inventory and to identify financing sources for the dealers’ customers to finance their purchase. We will incur costs under these financing arrangements to incentivize dealers to buy our vehicles including free dealer financing for certain periods or based on purchase volumes, interest rate buydowns on the dealers’ customer financing to incentivize their customers’ purchase of our vehicles. Because we are a young company with limited sales history and recurring losses, we may not be able to obtain these inventory financing sources which may result in dealers not wanting to sell our vehicles.

We may be unable to improve our existing products and develop and market new products that respond to customer needs and preferences and achieve market acceptance.

We may not be able to compete as effectively with our competitors, and ultimately satisfy the needs and preferences of our customers, unless we can successfully enhance the Grunt, develop new innovative products and distinguish our products from our competitors’ products through innovation and design. Product development requires significant financial, technological, and other resources. There can be no assurance that we will be able to incur a level of investment in research and development that will be sufficient to successfully make us competitive in product innovation and design. In addition, even if we are able to successfully enhance existing products and develop new products, there is no guarantee that the markets for our existing products and new products will progress as anticipated. If any of the markets in which our existing products compete do not develop as expected, our business, results of operations or financial condition could be materially adversely affected.

We are utilizing a small number of vendors to assist us with the design our vehicles, including the chassis, electrical systems, safety requirements, body components and accessories, and the inability of these vendors to complete our respective design requirements may delay our ability to release these vehicles for production, which could have a material adverse effect on our financial condition and operating results.

We have entered into design and development agreements with vendors with experience in the design and development of two-wheel and four-wheel off-road vehicles to assist us with the development of certain aspects of our vehicles. Although these vendors have successfully assisted other companies with design and development of vehicles, they may not be able to successfully design and develop our vehicles. These vendors may experience delays in fulfilling their obligations under these contracts due to the inability to source parts from other vendors, lack of employees available to work on our projects due to labor shortages or other competing projects from other customers or COVID 19 issues impacting employees. Failure of these vendors to complete the contracted design and development projects for our vehicles will result in delays in obtaining regulatory approvals and delay production and release of the vehicles for sale, which could have a material adverse effect on our business, results of operations or financial condition.

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

We provide a one-year warranty against defects for the Grunt, and a two-year warranty on the battery. We currently expect to provide a similar warranty for all our vehicles as they are released for sale. Our warranty will generally require us to repair or replace defective products during such warranty periods at no cost to the consumer. We will record provisions based on an estimate of product warranty claims, but there is the possibility that actual claims may exceed these provisions and therefore negatively impact our results of operations of financial condition.

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

We have signed a lease for a new facility from an entity controlled by our founders, and this arrangement was not conducted on an arm’s length basis.

We have signed a lease for a dedicated, built-to-suit manufacturing facility on 53 acres in Liberty Hill, Texas from an entity controlled by our founders. We are currently evaluating an amendment to the lease for an expanded facility, including a tenant improvement allowance, and access to an additional 17 acres. Although we believe the lease terms are at or below current market rates, due to the relationship between our company and our founders, the negotiation of the lease agreement was not conducted on an arm’s length basis. As such, it is possible that the terms were less favorable to us than in a transaction negotiated in an arm’s length transaction.

Our directors and executive officers will continue to exercise significant control over us, which will limit your ability to influence corporate matters and could delay or prevent a change in corporate control.

The existing holdings of the outstanding shares of our common stock by our directors and executive officers, assuming full exercise of the warrants held by such individuals, represent, in the aggregate, approximately 41% of our outstanding common stock. As a result, these stockholders will be able to influence our management and affairs and control the outcome of matters submitted to our stockholders for approval, including the election of directors and any sale, merger, consolidation, or sale of all or substantially all of our assets.

These stockholders acquired their shares of common stock for substantially less than the price of the shares of common stock acquired in our public offerings, and these stockholders may have interests, with respect to their common stock, that are different from those of other investors and the concentration of voting power among one or more of these stockholders may have an adverse effect on the price of our common stock.

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

We have entered into consulting agreements with Pink Possum, LLC (“Pink Possum”), an entity controlled by Mr. Okonsky, who is the chairman of our board of directors and Chief Technology Officer, and Highbridge Consultants, LLC (“Highbridge”), an entity controlled by Mr. James, who is a member of our board of directors, pursuant to which Messrs. Okonsky and James provide us with services. Pursuant to the consulting agreements, upon the occurrence of a Fundamental Transaction (as contemplated by such agreements), which generally includes a business combination, merger, or sale of all or substantially all of our assets (or similar events), for an aggregate gross sales price of $100.0 million or more, each entity will receive a cash payment equal to 1% of such gross sales price. Since Messrs. Okonsky and James are entitled to these payments, they may have a conflict of interest in determining whether a particular Fundamental Transaction is in the best interests of our shareholders. Furthermore, these payments upon the consummation of a Fundamental Transaction may make our company less attractive to a potential acquirer or may reduce the valuation we receive in connection with a Fundamental Transaction.

Your ownership may be diluted if additional capital stock is issued to raise capital, to finance acquisitions or in connection with strategic transactions.

We intend to seek to raise additional funds, finance acquisitions or develop strategic relationships by issuing equity or convertible debt securities, which would reduce the percentage ownership of our existing stockholders. Our board of directors has the authority, without action or vote of the stockholders, to issue all or any part of our authorized but unissued shares of common or preferred stock. Our certificate of incorporation authorizes us to issue up to 100,000,000 shares of common stock and 5,000,000 shares of preferred stock. Future issuances of common or preferred stock would reduce your influence over matters on which stockholders vote and would be dilutive to earnings per share. In addition, any newly issued preferred stock could have rights, preferences and privileges senior to those of the common stock. Those rights, preferences and privileges could include, among other things, the establishment of dividends that must be paid prior to declaring or paying dividends or other distributions to holders of our common stock or providing for preferential liquidation rights. These rights, preferences and privileges could negatively affect the rights of holders of our common stock, and the right to convert such preferred stock into shares of our common stock at a rate or price that would have a dilutive effect on the outstanding shares of our common stock.

We could be negatively impacted by cybersecurity attacks and are subject to evolving privacy laws in the U.S. and other jurisdictions that could adversely impact our business and require that we incur substantial costs.

We use a variety of information technology systems in the ordinary course of business, which are potentially vulnerable to unauthorized access, computer viruses, ransomware software viruses and other similar types of malicious activities and cyber-attacks, including cyber-attacks to our information technology infrastructure and attempts by others to gain access to our propriety or sensitive information, and ranging from individual attempts to advanced persistent threats. Further, ransomware attacks are becoming increasingly prevalent and severe. To alleviate the financial, operational, and reputational impact of a ransomware attack, it may be preferable to make extortion payments, but we may be unwilling or unable to do so, including, for example, if applicable laws or regulations prohibit such payments. The procedures and controls we use to monitor these threats and mitigate our exposure may not be sufficient to prevent cybersecurity incidents. The results of these incidents could include misstated financial data, theft of trade secrets or other intellectual property, liability for disclosure of confidential customer, supplier or employee information, increased costs arising from the implementation of additional security protective measures, litigation and reputational damage, which could materially adversely affect our financial condition, business or results of operations. Any remedial costs or other liabilities related to cybersecurity incidents may not be fully insured or indemnified by other means. Moreover, we or our third-party vendors or business partners may be more vulnerable to such attacks in remote work environments, which have increased in response to the COVID-19 pandemic. Additionally, security breaches could result in a violation of applicable U.S. and international privacy and other laws and subject us to governmental investigations and proceedings, which could result in our exposure to material civil or criminal liability.

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

As an “emerging growth company” under the JOBS Act, we are permitted to, and intend to, rely on exemptions from certain disclosure requirements. We are an emerging growth company until the earliest of:

•	the last day of the fiscal year during which we have total annual gross revenues of $1.07 billion or more;
•	the last day of the fiscal year following the fifth anniversary of our initial public offering;
•	the date on which we have, during the previous 3-year period, issued more than $1 billion in non-convertible debt; or
•	the date on which we are deemed a “large accelerated issuer” as defined under the federal securities laws.

For so long as we remain an emerging growth company, we will not be required to:

•	have an auditor report on our internal control over financial reporting pursuant to the Sarbanes-Oxley Act of 2002;
•	comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis);
•	submit certain executive compensation matters to shareholders advisory votes pursuant to the “say on frequency” and “say on pay” provisions (requiring a non-binding shareholder vote to approve compensation of certain executive officers) and the “say on golden parachute” provisions (requiring a non-binding shareholder vote to approve golden parachute arrangements for certain executive officers in connection with mergers and certain other business combinations) of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010; and
•	include detailed compensation discussion and analysis in our filings under the Securities Exchange Act of 1934, as amended, and instead may provide a reduced level of disclosure concerning executive compensation.

Additionally, for so long as we remain an emerging growth company, we:

•	may present only two years of audited financial statements and only two years of related Management’s Discussion and Analysis of Financial Condition and Results of Operations, or MD&A; and
•	are eligible to claim longer phase-in periods for the adoption of new or revised financial accounting standards under §107 of the JOBS Act.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 2. PROPERTIES

Our corporate headquarters is located in Round Rock, Texas, where we currently lease approximately 21,300 square feet of space across three facilities. We also lease retail space of approximately 6,200 square feet in Denver, Colorado. We have signed a lease for a 40,000 square foot manufacturing facility in Liberty Hill, Texas, from an entity owned by two of our founders and a third investor. We are evaluating an amendment to the lease that would provide for additional tenant improvements paid for by the lessor. Construction of this facility has not commenced as of December 31, 2021 and we are not obligated to make any rental payments, other than deposits, until a certificate of occupancy has been obtained by the lessor.

We believe that our existing space is adequate for our current operations. We believe that suitable replacement and additional space, if necessary, will be available in the future on commercially reasonable terms.

ITEM 3. LEGAL PROCEEDINGS

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

We are not at this time party to any legal proceedings.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

A) Market Information

Our common stock is listed on the NASDAQ Stock Market LLC under the symbol “VLCN”.

B) Holders

As of March 21, 2022, we had 1,381 shareholders of record and 24,055,672 outstanding shares.

C) Dividends

We have never declared or paid any cash dividends on our capital stock. We currently intend to retain earnings, if any, to finance the growth and development of our business. We do not expect to pay any cash dividends on our common stock in the foreseeable future. Payment of future dividends, if any, will be at the discretion of our board of directors and will depend on our financial condition, results of operations, capital requirements, restrictions contained in any financing instruments, provisions of applicable law and other factors the board deems relevant.

D) Securities Authorized for Issuance Under Equity Compensation Plans

In January 2021, we adopted the Volcon, Inc. 2021 Stock Plan, or 2021 Plan. The 2021 Plan is a stock-based compensation plan that provides for discretionary grants of stock options, stock awards, stock unit awards and stock appreciation rights to key employees, non-employee directors and consultants.

The maximum number of shares of common stock that may be issued under the 2021 Plan is 3,000,000.

The following table summarizes information about the outstanding equity plan as of December 31, 2021.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities in Column (a))
	(a)	(b)	(c)
Equity Compensation Plans Approved by Security Holders	2,401,538 (1)	$2.77	478,200 (2)
Equity Compensation Plans Not Approved by Security Holders	5,174,209 (3)(4)(5)	$1.16	–
Total	7,575,747	$1.67	478,200

______________________

(1)	Includes 44,623 shares (of a possible total of 87,493 reserved as of December 31, 2021) approved for issuance by the compensation committee of the board of directors on February 28, 2022 for achievement of the Company’s second half 2021 goals.
(2)	Includes 42,870 shares reserved for issuance as of December 31, 2021 but not issued for second half 2021 goals.
(3)	On August 28, 2020, we entered into consulting agreements with Pink Possum, LLC (“Pink Possum”), an entity controlled by Mr. Okonsky, and Highbridge Consultants, LLC (“Highbridge”), an entity controlled by Mr. James, pursuant to which Messrs. Okonsky and James provide us with services. In consideration for entering into the consulting agreements, we issued the two entities ten-year warrants to purchase our common stock at an exercise price of $0.004 per share. The number of shares of common stock issuable pursuant to the warrants was based on the number of shares of our common stock outstanding at the time of exercise and provided that Pink Possum and Highbridge would receive 18.75% and 25%, respectively, of our shares of common stock outstanding at the time of exercise on a fully diluted basis. On March 26, 2021, Pink Possum and Highbridge entered into amendments to the consulting agreements agreeing to exchange the original warrants for new ten-year warrants to purchase 4,750,000 and 6,250,000 shares, respectively, of common stock at an exercise price of $0.98. The warrants for Highbridge were exercised in December 2021 on a cashless basis for 5,507,575 shares of common stock.
(4)	As additional compensation to Aegis, upon consummation of our initial public offering, we issued to Aegis warrants to purchase 151,250 shares of common stock, at an exercise price of $6.88 per share (the “Underwriter Warrants”). The Underwriter Warrants and the underlying shares of common stock will not be sold, transferred, assigned, pledged, or hypothecated, or be the subject of any hedging, short sale, derivative, put, or call transaction that would result in the effective economic disposition of the Underwriter Warrants by any person for a period of 180 days beginning on the date of commencement of sales of the initial public offering in compliance with FINRA Rule 5110. The Underwriter Warrants will be exercisable from the date that is six months from the commencement of the sales of our initial public offering and will expire four years and six months after such date in compliance with FINRA Rule 5110(g)(8)(A). Furthermore, (i) the Underwriter Warrants do not have more than one demand registration right at our Company’s expense in compliance with FINRA Rule 5110(g)(8)(B); (ii) the Underwriter Warrants do not have a demand registration right with a duration of more than five years from the commencement of sales of the public offering in compliance with FINRA Rule 5110(g)(8)(C); (iii) the Underwriter Warrants do not have piggyback registration rights with a duration of more than seven years from the commencement of sales of the public offering in compliance with FINRA Rule 5110(g)(8)(D); and (iv) the Underwriter Warrants have anti-dilution terms that are consistent with FINRA Rule 5110(g)(8)(E) and (F).
(5)	As compensation to certain investors, upon consummation of our Series A and Series B preferred stock issuances, certain investors were issued fully vested warrants with five year terms to purchase 79,775 shares of Series A preferred stock at $2.57 per share and 197,277 shares of Series B preferred stock at $3.80 per share. Upon completion of an initial public offering of the Company’s common stock, such warrants converted to shares of the Company’s common stock. In October 2021, upon completion of the Company’s initial public offering, warrants totaling 248,268 shares of common stock were exercised on a cashless basis, and the Company issued 170,257 shares of common stock for the exercise of these warrants.

D) Issuer Purchases of Equity Securities

None.

ITEM 6.    [RESERVED]

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with the financial statements and the related notes appearing elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements reflecting our current expectations that involve risks and uncertainties. Actual results and the timing of events could differ materially from those discussed in our forward-looking statements as a result of many factors, including those set forth under “Risk Factors” and elsewhere in this Annual Report on Form 10-K.

Overview

We are an all-electric, off-road powersports vehicle company developing and manufacturing electric two and four-wheel motorcycles and utility terrain vehicles (UTVs), also known as side-by-sides. In October 2020, we launched our offerings with two off-road motorcycles – the Grunt and the Runt. We initially began taking orders on our website for these initial offerings and began delivering the Grunts in the third quarter of 2021. Due to delays in development and the estimated cost to manufacture the Runt, we are still evaluating whether to manufacture and sell this product. We terminated our direct-to-consumer sales platform as of November 24, 2021, and as of that date, U.S. customers made deposits for 360 Grunts (net of cancellations), plus accessories and a delivery fee representing total deposits of $2.2 million. These orders are cancelable by the customer until the vehicle is delivered and after a 14-day acceptance period, therefore the deposits have been recorded as deferred revenue. We are assembling the Grunt in a leased production facilities in Round Rock, Texas. Based on our current production capacity, we believe we will deliver all of these orders by second quarter of 2022.

Beginning in November we began negotiating dealership agreements with retail partners to display and sell our vehicles and accessories. Customers will be able to buy our vehicles and accessories directly from a local dealership. Some of these retail partners will also provide warranty and repair services to our customers. Through December 31, 2021, we have entered into 33 dealership agreements.

We are designing an upgraded Grunt, the 2023 Grunt EVO, that will have a belt drive rather than a chain drive, an upgraded rear shock, a new seat and will be available in additional colors and have aftermarket accessory upgrades such as handlebars, grips, foot pegs and seats. The pricing for the 2023 Grunt EVO and accessories has not yet been determined. We expect the Grunt EVO to be available beginning in the fourth quarter of 2022.

We are also designing, and expect to introduce, the 2023 Grunt LE in the first quarter of 2023 which, like the Grunt EVO, will have a belt drive, but will also have a larger, integrated battery, black frame and additional color schemes along with other aftermarket upgrades. Pricing for the Grunt LE and related accessories have not yet determined. In addition, we are evaluating an additional model, 2023 Grunt XL (Hunt/Fish edition), and the features and release of this model has not been determined but would be focused on features attractive to hunters and anglers.

In the fourth quarter of 2022, we expect to begin selling the 2023 Volcon Brat E-Bike. Pricing for the Brat has not yet been determined and this will be manufactured by a third-party.

We expect to introduce the Volcon Stag in 2022 which we expect to be available for sale in the second half of 2023. The Stag will be followed with the introduction of a higher performance, longer range UTV (to be named) which we expect to be available for sale in 2024.

We have signed a lease for a dedicated, built-to-suit manufacturing facility on 53 acres in Liberty Hill, Texas, 25 miles northwest of downtown Austin from an entity controlled by our founders. We are evaluating an amendment to the lease that will provide additional tenant improvements and access to an additional 17 acres of land. If we agree to the amendment, we expect to begin production of the Stag, and possibly other vehicles, at this facility in the second half of 2023. We are also evaluating other options for facilities to lease to produce the Stag, including the possibility to fully outsource the manufacturing to a third-party.

We plan to sell our vehicles and accessories globally in a three-phase rollout of export sales– Latin America importers started in 2021, Canada and Europe expected in 2022 and Australia expected in 2023, subject to homologation requirements of each country, if any. Export sales are executed through individual importers in each country that buy vehicles by the container. Each importer will sell vehicles to local dealers or directly to customers. Local dealers will provide warranty and repair services for vehicles purchased in their country.

As of December 31, 2021, we have received orders from Latin America importers for 92 Grunts and delivered 24 of them. Payment for these orders is due prior to shipment and are cancelable until shipped. Based on our current production capacity, we believe we will be able to fulfill all pending orders by the second quarter of 2022.

Results of Operations

We were formed on February 21, 2020; therefor the financial information for 2020 is from the date of inception through December 31, 2020.

	2021	2020
Revenue	$448,819	$–
Cost of goods sold	10,507,454	–
Gross margin	(10,058,635)	–

Operating expenses:
Sales and marketing	2,872,620	125,752
Product development	10,465,186	407,760
General and administrative	15,783,409	833,277
Total operating expenses	29,121,214	1,366,789

Loss from operations	(39,179,850)	(1,366,789)

Interest and other expense	(945,260)	(7,624)
Net loss	$(40,125,109)	$(1,374,413)

Due to recurring losses, there is no provision for income taxes for any period presented.

Revenue

Revenue for the year ended December 31, 2021, was $448,819 and represents the sale of 75 Grunts and accessories of $17,390. There were no sales during 2020.

Cost of goods sold

Cost of goods sold for year ended December 30, 2021, was $10,507,454. Costs include labor costs of $1,064,539 for employees and contractors performing parts purchasing, assembly and quality control testing of Grunts and stock-based compensation of $264,314 for share based awards for employees. Part costs for Grunts sold during the period was $1,489,649. Facilities costs were $148,683 for our manufacturing facility and inventory warehousing costs. Shipping costs for inventory purchases was $1,143,442. In addition, the Company recorded a write down of inventory of $5,450,007 to record inventory at its net realizable value.

In the next 6-9 months we could experience manufacturing delays due to shipping constraints in our supply chain. We expect cost of goods sold to increase as we sell higher quantities of Grunts, but we expect the cost per Grunt to decrease as we gain efficiencies in the manufacturing process and the cost of parts is reduced as we purchase in higher volumes and source additional suppliers.

Sales and marketing

Sales and marketing expenses relate to costs to increase exposure and awareness for our products and developing our network of U.S. dealers and international distributors. Sales and marketing expenses for the period ended December 30, 2020, were not significant as we did not have significant operations during this period.

Sales and marketing expenses were $2,872,620 for the year ended December 31, 2021 and were primarily related to expenses associated with promoting our products and brand of $1,260,800, professional fees of $412,429, primarily composed of legal fees of $161,398 to develop our dealer network and evaluate compliance with dealer laws across the United States and $92,888 for consulting fees related to the development of our international and domestic sales channels, employee payroll costs of $645,103, stock-based compensation of $313,718 for share-based awards granted to employees and consultants and $177,628 of facilities costs, primarily to operate our dealership in Denver, Colorado.

We expect sales and marketing expense to increase as we expand our U.S. dealer and international distributor networks and promote our products.

General and Administrative Expense

General and administrative expenses relate to costs for our finance, accounting and administrative functions to support the development, manufacturing and sales of our products. General and administrative expenses for the period ended December 31, 2020, were $833,277 and were primarily related to professional fees and related consulting, finance, accounting and legal costs in connection with establishing the Company and developing the future product development and sales plans. Payroll costs were not significant as the we only had 4 employees, all hired in the fourth quarter of 2020.

General and administrative expenses were $15,783,409 for the year ended December 31, 2021 and were primarily related to expenses associated with employee payroll costs of $679,147, stock-based compensation of $13,504,435 (consisting of $13,031,989 due to warrants issued to our founders in March 2021 and $472,446 due to share based awards granted to employees and consultants), professional fees of $804,703, including legal fees of $187,040, tax and accounting fees of $284,290, recruiting fees of $216,677 and IT consulting, outsourcing and other fees of $116,696 and insurance costs of $402,994.

We expect general and administrative expenses, other than stock-based compensation related to the founder warrants, to increase as we increase staffing to support sales, manufacturing, product development and to comply with public company reporting and compliance requirements.

Product Development Expense

Product development expenses relate to development of our products and process to manufacture these products. Product development expense for the period ended December 31, 2020 was $407,760 and related primarily to prototype development costs incurred for the design of our initial vehicles, the Grunt and Runt.

Product development expenses were $10,465,186 in for the year ended December 31, 2021 and were primarily related to expenses associated with employee payroll costs of $2,048,561, stock-based compensation of $544,916 for share based awards granted to employees and consultants, professional fees of $1,004,242 for product design and $303,647 for employee recruitment, prototype parts and tooling costs $5,712,533, facilities cost of $331,703 and software fees, small equipment, tools and shop supplies of $222,497.

We expect product development costs to increase in the future as our product development activities expand for new vehicle models.

Interest and Other Expenses

Interest expense for the period ended December 31, 2020 relates to interest on our note payable used to purchase a vehicle in December 2020. Interest and other expense for the year ended December 31, 2021, primarily relates to interest on our notes payable used to purchase two vehicles and interest paid on the promissory notes issued in September 2021 and repaid in October 2021 with the proceeds from our initial public offering plus accretion of the discount on the issuance of the promissory notes.

Net Loss

Net loss for the period ended December 31, 2021 was $40,125,109, compared to $1,374,413 for the year ended December 31, 2020.

Liquidity and Capital Resources

On December 31, 2021, we had cash of $5.6 million and we had working capital of $4.4 million. Since inception in February 2020, we have funded our operations from proceeds from debt and equity sales.

Cash used in operating activities

Operating activities for the period from February 21, 2020 (inception) to December 31, 2020, mainly included research and development costs, and professional fees for consultants and attorneys for the formation of the Company and early product development efforts. Some of these costs were paid for by the founders on behalf of the Company.

Net cash used in operating activities was $24.1 million for the year ended December 31, 2021 and includes all of our operating costs except stock-based compensation, write down of inventory and prepaid inventory and depreciation and amortization. Cash used in operating activities includes increases in inventory and prepaid inventory totaling $8.2 million as we made payments and deposits to purchase raw materials to begin production of the Grunt in 2021 for delivery to customers, cash provided by customer deposits of $2.2 million and an increase in accounts payable of $1.4 million.

Cash used in investing activities

Cash used in investing activities for the period ended December 31, 2020, was not significant. Net cash used in investing activities was $0.8 million for the year ended December 31, 2021, and mainly included purchases of equipment and tooling related to the manufacturing of the Grunt.

Cash provided by financing activities

Cash provided from financing activities for the period ended December 31, 2020, was $1.9 million and was primarily related to proceeds received from the SAFE offering described below offset by net payments on related party notes payable.

Net cash provided by financing activities was $30.0 million for the year ended December 31, 2021.

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

In October 2021, the Company completed its initial public offering and sold 3,251,875 shares of its common stock at $5.50 per share. The underwriter was also issued 162,594 warrants to purchase the Company’s common stock at $6.88 per share. The Company received net proceeds of $16.6 million after expenses of $2.9 million, including the fair value of the warrants issued to the underwriter.

Our continuation as a going concern is dependent upon our ability to obtain continued financial support from our stockholders, necessary equity financing to continue operations and the attainment of profitable operations. As of December 31, 2021, we had incurred an accumulated deficit of $41.5 million since inception and have generated less than $0.5 million in revenue. Additionally, management anticipates that our cash on hand as of December 31, 2021, plus the proceeds received from the offering of our common stock that closed in February 2022 is insufficient to fund planned operations, including the development of our vehicles, beyond one year from the date of the issuance of the financial statements as of and for the year ended December 30, 2021. These factors raise substantial doubt regarding our ability to continue as a going concern. We may be required to raise additional proceeds to fund our operations and there is no guarantee that we will be able to raise funding with favorable terms, if at all. Additionally, any equity issuance to raise additional proceeds during the 12 months following our February 2022 public offering would require the consent of our underwriter from our February 2022 offering.

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

Critical Accounting Policies

No critical accounting policies or estimates existed as of December 31, 2021.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of MaloneBailey, LLP, Houston, TX (PCAOB ID 206)
Financial Statements
Consolidated Balance Sheets as of December 31, 2021 and December 31, 2020
Consolidated Statements of Operations for the year ended December 31, 2021 and the period from February 21, 2020 (inception) to December 31, 2020
Consolidated Statements of Stockholders Equity for the year ended December 31, 2021 and the period from February 21, 2020 (inception) to December 31, 2020
Consolidated Statements of Cash Flows for the year ended December 31, 2021 and the period from February 21, 2020 (inception) to December 31, 2020
Notes to the Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Volcon, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Volcon, Inc. and its subsidiary (collectively, the “Company”) as of December 31, 2021 and 2020, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the year ended December 31, 2021 and the period from February 21, 2020 (inception) through December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of their operations and their cash flows for the year ended December 31, 2021 and the period from February 21, 2020 (inception) through December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Matter

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ MaloneBailey, LLP

www.malonebailey.com

We have served as the Company's auditor since 2021.

Houston, Texas

March 23, 2022

VOLCON, INC.

CONSOLIDATED BALANCE SHEETS

December 31,

	2021	2020

ASSETS
Current assets:
Cash	$5,572,199	$536,082
Accounts receivable	25,585	–
Inventory	2,209,015	–
Inventory deposits	1,981,397	–
Prepaid expenses and other current assets	1,092,860	102,789
Total current assets	10,881,057	638,871
Long term assets:
Property and equipment, net	809,734	305,271
Intangible assets, net	18,053	16,954
Other long-term assets	732,810	50,560
Right of use asset - operating lease	2,182,612	842,357

Total assets	$14,624,265	$1,854,013

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$1,454,103	$81,400
Accrued liabilities	771,631	34,044
Accrued purchase commitments	1,506,976	–
Current portion of notes payable	17,201	8,873
Right of use operating lease liability, short term	456,207	141,943
Customer deposits	2,277,607	55,865
SAFE liability	–	2,000,000

Total current liabilities	6,483,725	2,322,125
Notes payable, net of discount and current portion	68,785	59,329
Right of use operating lease liability, long term	1,767,506	614,414
Total liabilities	8,320,017	2,995,868

COMMITMENTS AND CONTINGENCIES

Stockholders' equity (deficit):
Preferred stock: $0.00001 par value, 5,000,000 shares authorized, 2,900,000 shares designated no shares outstanding
Common stock: $0.00001 par value, 100,000,000 shares authorized, 17,309,187 shares issued and outstanding as of December 31, 2021, 1,937,500 issued or outstanding as of December 31, 2020	128	8
Additional paid-in capital	47,803,643	232,550
Accumulated deficit	(41,499,522)	(1,374,413)
Total stockholders’ equity (deficit)	6,304,249	(1,141,855)

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)	$14,624,265	$1,854,013

The accompanying notes are an integral part of these consolidated financial statements.

VOLCON, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEAR ENDED DECEMBER 31, 2021

AND THE PERIOD FROM

FEBRUARY 21, 2020 (INCEPTION) TO DECEMBER 31, 2020

	2021	2020

Revenue	$448,819	$–
Cost of goods sold	10,507,454	–
Gross margin	(10,058,635)	–

Operating expenses:
Sales and marketing	2,872,620	125,752
Product development	10,465,186	407,760
General and administrative expenses	15,783,409	833,277
Total operating expenses	29,121,214	1,366,789

Loss from operations	(39,179,850)	(1,366,789)

Other income (expense)	(854,022)	–
Interest expense	(91,238)	(7,624)
Total other expense	(945,260)	(7,624)

Loss before provision for income taxes	(40,125,109)	(1,374,413)
Provision for income taxes	–	–

Net loss	$(40,125,109)	$(1,374,413)

Net loss per common share – basic and diluted	$(8.79)	$(5.69)

Weighted average common shares outstanding – basic and diluted	4,567,072	241,640

The accompanying notes are an integral part of these consolidated financial statements.

VOLCON, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)

FOR THE PERIOD FROM FEBRUARY 21, 2020 (INCEPTION) TO DECEMBER 31, 2020

	Common stock		Series A preferred stock		Series B preferred stock
	Number of		Number of		Number of		Additional paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	capital	deficit	Total

Balance at February 21, 2020	–	$–	–	$–	–	$–	$–	$–	$–

Issuance of founders shares for cash	1,625,000	7	–	–	–	–	10,826	–	10,833

Stock-based compensation	312,500	1	–	–	–	–	221,724	–	221,725

Net loss	–	–	–	–	–	–	–	(1,374,413)	(1,374,413)

Balance at December 31, 2020	1,937,500	$8	–	$–	–	$–	$232,550	$(1,374,413)	$(1,141,855)

FOR THE YEAR ENDED DECEMBER 31, 2021

	Common stock		Series A preferred stock		Series B preferred stock		Additional
	Number of		Number of		Number of		paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	capital	deficit	Total

Balance at January 1, 2021	1,937,500	$8	–	$–	–	$–	$232,550	$(1,374,413)	$(1,141,855)

Proceeds from WeFunder offering, net of issuance costs of $53,500	–	–	–	–	–	–	2,205,440	–	2,205,440

Issuance of series A preferred stock, net of issuance costs of $205,470	79,750	–	415,287	4	–	–	2,464,504	–	2,464,508

Conversion of WeFunder offering to series A preferred stock	–	–	351,832	4	–	–	(4)	–	–

Conversion of SAFE Liability to series A preferred stock	–	–	424,269	4	–	–	1,999,996	–	2,000,000

Issuance of series B preferred stock, net of issuance costs of $890,026	123,296	–	–	–	1,105,827	11	9,615,320	–	9,615,331

Issuance of common stock with promissory notes, net of issuance costs of $65,000	266,664	3	–	–	–	–	734,997	–	735,000

Issuance of common stock for initial public offering, net of issuance costs of $2,949,882	3,251,875	33	–	–	–	–	15,917,269	–	15,917,302

Conversion of preferred stock for initial public offering	5,743,175	23	(1,191,388)	(12)	(1,105,827)	(11)	–	–	–

Issuance of common stock for exercise of warrants	5,743,795	57	–	–	–	–	6,193	–	6,250

Stock-based compensation	163,132	2	–	–	–	–	14,627,380	–	14,627,382

Net loss	–	–	–	–	–	–	–	(40,125,109)	(40,125,109)

Balance at December 31, 2021	17,309,187	$128	–	$–	–	$–	$47,803,643	$(41,499,522)	$6,304,249

The accompanying notes are an integral part of these consolidated financial statements.

VOLCON, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEAR ENDED DECEMBER 31, 2021

AND FOR THE PERIOD FROM FEBRUARY 21, 2020 (INCEPTION) TO DECEMBER 31, 2020

	2021	2020
Cash flow from operating activities:
Net loss	$(40,125,109)	$(1,374,413)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	14,627,382	221,725
Loss on disposal of tooling	145,000	–
Loss on write down of inventory and inventory deposits	5,450,007	–
Loss on repayment of promissory notes	841,330	–
Amortization of right of use asset	367,213	–
Noncash interest expense	54,670	–
Depreciation and amortization	218,411	2,522
Changes in operating assets and liabilities:
Accounts receivable	(25,585)	–
Inventory	(4,155,996)	–
Inventory deposits	(3,977,574)	–
Prepaid assets and other current assets	(990,071)	(102,789)
Other assets	(682,250)	(50,560)
Right of use asset – operating lease	–	12,084
Accounts payable	1,372,703	81,400
Accrued liabilities	737,715	34,044
Right of use liabilities - operating lease	(240,110)	(98,084)
Customer deposits	2,221,742	55,865
Net cash provided by (used in) operating activities	(24,160,526)	(1,155,123)
Cash flow from investing activities:
Purchase of property and equipment	(824,905)	(231,607)
Purchase of intangible assets	(13,125)	(17,438)
Net cash used by investing activities	(838,030)	(249,045)
Cash flow from financing activities:
Proceeds from SAFE liability	–	2,000,000
Proceeds from related party notes payable	–	80,000
Repayment of related party notes payable	–	(143,083)
Proceeds from equity issuance	–	10,833
Repayment of notes payable	(13,158)	(7,500)
Proceeds from WeFunder offering, net of offering costs of $53,500	2,205,440	–
Proceeds from issuance of Series A preferred stock, net of $205,470 of issuance costs	2,464,508	–
Proceeds from issuance of Series B preferred stock, net of $890,026 of issuance costs	9,615,331	–
Proceeds from issuance of promissory notes, net of issuance costs of $96,000	1,104,000	–
Proceeds from issuance of common stock with promissory notes, net of $65,000 of issuance costs	735,000	–
Repayment of promissory notes	(2,000,000)	–
Proceeds from issuance of common stock from initial public offering, net of issuance costs of $2,949,882	15,917,269	–
Proceeds from exercise of common stock warrants	6,250	–
Net cash provided by financing activities	30,034,673	1,940,250

NET CHANGE IN CASH	5,036,117	536,082
CASH AT BEGINNING OF PERIOD	536,082	–
CASH AT END OF PERIOD	$5,572,199	$536,082

The accompanying notes are an integral part of these consolidated financial statements.

VOLCON, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEAR ENDED DECEMBER 31, 2021

AND FOR THE PERIOD FROM FEBRUARY 21, 2020 (INCEPTION) TO DECEMBER 31, 2020

	2021	2020
Supplemental disclosure of cash flow information:
Cash paid for interest	$23,048	$7,624
Cash paid for income taxes	$–	$–

Non-cash transactions
Conversion of SAFE liability to Series A preferred stock	$2,000,000	$–
Noncash increase in related party notes payable	$–	$63,083

VOLCON, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has recurring losses and has generated negative cash flows from operations since inception and will need to obtain additional funding in 2022 to continue its operations. Due to these conditions, this raises substantial doubt about the Company’s ability to continue as a going concern. Management intends to finance operating costs over the next twelve months with loans or the sale of equity. The consolidated financial statements do not include any adjustments that may result should the Company be unable to continue as a going concern.

Impact of COVID-19

The outbreak of the 2019 novel coronavirus disease (“COVID-19”), which was declared a global pandemic by the World Health Organization on March 11, 2020, and the related responses by public health and governmental authorities to contain and combat its outbreak and spread, has severely impacted the U.S. and world economies. Economic recessions, including those brought on by the COVID-19 outbreak may have a negative effect on the demand for the Company’s products and the Company’s operating results. The range of possible impacts on the Company’s business from the coronavirus pandemic could include: (i) changing demand for the Company’s products; (ii) potential disruption to the Company’s supply chain and distribution network; and (iii) disruption in the production of the Company’s vehicles due to employee illness or government regulations regarding social distancing and workplace requirements.

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

Stock Dividend

On July 27, 2021, the board of directors approved a common stock dividend of 1.5 shares for each share of common stock. The Company has accounted for this as a stock split since all common stock shares, warrants, options and restricted stock unit amounts and common stock per share amounts have been adjusted for this stock dividend. All periods presented have been adjusted to reflect this stock dividend. As a result of the stock dividend, Series A and Series B preferred stock converted at a ratio of 2.5 common share for each preferred share outstanding upon completion of the Company’s initial public offering completed in October 2021.

Use of estimates

The preparation of the financial statements in conformity with generally accepted accounting principles in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of any contingent assets and liabilities as of the dates of the financial statements and the reported amounts of expenses during the reporting periods.

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

Revenue recognition

For sales directly to consumers, revenue is recognized when the Company transfers control of the product to the customer and the 14-day acceptance period has expired, or earlier acceptance has been received from the customer. For sales to dealers or distributors revenue is recognized when transfer of control of the product is made. Revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring control of vehicles, parts, and accessories. Consideration that is received in advance of the transfer of goods is recorded as customer deposits until delivery has occurred or the customer cancels their order and the consideration is returned to the customer. Sales and other taxes the Company collects concurrent with revenue-producing activities are excluded from revenue. If a right of return exists, the Company adjusts revenue for the estimated effect of returns. Until the Company develops sales history, it will estimate expected returns based on industry data for sales returns as a percent of sales, type of product, and a projection of this experience into the future. The Company’s sales do not have a financing component.

Sales promotions and incentives. The Company provides for estimated sales promotions and incentives, which are recognized as a component of sales in measuring the amount of consideration the Company expects to receive in exchange for transferring goods or providing services. Examples of sales promotion and incentive programs include distributer fees, dealer co-op advertising and volume incentives. Sales promotions and incentives are estimated based on contractual requirements. The Company records these amounts as a liability in the balance sheet until they are ultimately paid. Adjustments to sales promotions and incentives accruals are made as actual usage becomes known to properly estimate the amounts necessary to generate consumer demand based on market conditions as of the balance sheet date.

Shipping and handling charges and costs. The Company records shipping and handling charged to the customer and related shipping costs as a component of cost of sales when control has transferred to the customer.

Product warranties

The Company provides a one-year warranty on vehicles, and a two-year warranty on the battery pack. The Company accrues warranty reserves at the time revenue is recognized. Warranty reserves include the Company’s best estimate of the projected cost to repair or to replace any items under warranty, based on actual warranty experience as it becomes available and other known factors that may impact the evaluation of historical data. The Company reviews its reserves quarterly to ensure that the accruals are adequate to meet expected future warranty obligations and will adjust estimates as needed. Factors that could have an impact on the warranty reserve include the following: changes in manufacturing quality, shifts in product mix, changes in warranty coverage periods, product recalls and changes in sales volume. Warranty expense is recorded as a component of cost of goods sold in the statement of operations. The portion of the warranty provision which is expected to be incurred within 12 months from the balance sheet date will be classified as current, while the remaining amount will be classified as long-term liabilities.

Inventory and Inventory Deposits

The Company purchases parts and assembles the Grunt in a leased facility. Raw materials inventory costs include the cost of parts, including duties, tariffs and shipping. Work in process and finished goods includes the cost of parts, labor and manufacturing overhead costs associated with the assembly of the vehicle. Finished goods also includes accessories for the vehicle and branded merchandise such as hats and shirts.

Certain vendors require the Company to pay an upfront deposit before they will manufacture and ship our parts or accessories. These payments are classified as inventory deposits in the balance sheet until title and risk of loss transfers to the Company, at which time they are classified as inventory.

Inventories and inventory deposits are stated at the lower of cost (first-in, first-out method) or net realizable value.

Property and equipment

Property and equipment are valued at cost. Additions are capitalized and maintenance and repairs are charged to expense as incurred. Gains and losses on dispositions of equipment are reflected in operations. Depreciation is provided using the straight-line method over the estimated useful lives of the assets as follows:

Category	Estimated Useful Lives
Machinery, tooling and equipment	3-7 years
Vehicles	5 years
Internal use manufactured vehicles	2 years
Furniture & Fixtures	5 years
Computers	3 years

Leasehold improvements are depreciated over the shorter period of their estimated useful life or term of the lease.

Intangible assets

Intangible assets include acquired domain names and software. Domain names are amortized over 15 years and software is amortized over the life of the shorter of the software term or three years.

Long-lived assets

The Company’s long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the historical carrying cost value of an asset may no longer be appropriate. The Company assesses recoverability of the asset by comparing the undiscounted future net cash flows expected to result from the asset to the carrying value. If the carrying value exceeds the undiscounted future net cash flows of the asset, an impairment loss is measured and recognized. An impairment loss is measured as the difference between the net book value and the fair value of the long-lived asset.

Leases

Right-of-use (“ROU”) assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. ROU assets and lease liabilities are recognized at the lease commencement date based on the estimated present value of lease payments over the lease term. Leases with an initial term of 12 months or less are not recorded on the balance sheet; the Company recognizes lease expense for these leases on a straight-line basis over the lease term. The Company does not separate non-lease components from the lease components to which they relate, and instead accounts for each separate lease and non-lease component associated with that lease component as a single lease component

ASC 842 defines initial direct costs as only the incremental costs of signing a lease. Initial direct costs related to leasing that are not incremental are expensed as general and administrative expense in our statements of operations.

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

Income taxes

Deferred taxes are determined utilizing the "asset and liability" method, whereby deferred tax asset and liability account balances are determined based on the differences between financial reporting and the tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company provides a valuation allowance, when it's more likely than not that deferred tax assets will not be realized in the foreseeable future. Deferred tax liabilities and assets are classified as current or non-current based on the underlying asset or liability or if not directly related to an asset or liability based on the expected reversal dates of the specific temporary differences.

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

Stock-based compensation

The Company has a stock-based incentive award plan for employees, consultants and directors. The Company measures stock-based compensation at the estimated fair value on the grant date and recognizes the amortization of stock-based compensation expense on a straight-line basis over the requisite service period, or when it is probable criteria will be achieved for performance-based awards. Fair value is determined based on assumptions related to the fair value of the Company common stock, stock volatility and risk-free rate of return. The Company has elected to recognize forfeitures when realized.

Recently issued accounting pronouncements

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740) (“ASU 2019-12”): Simplifying the Accounting for Income Taxes. The new standard eliminates certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period, and the recognition of deferred tax liabilities for outside basis differences related to changes in ownership of equity method investments and foreign subsidiaries. The guidance also simplifies aspects of accounting for franchise taxes and enacted changes in tax laws or rates and clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill. For public business entities, it is effective for fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Company has determined that the adoption of this standard will not have a material impact on its financial statements.

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

NOTE 3 – INVENTORY

Inventory consists of the following at December 31, 2021

Raw materials	$1,822,306
Work in process	45,444
Finished goods	341,265
Total inventory	$2,209,015

The Company has recognized a loss of $5,450,007 on inventory and inventory deposits for Grunt parts for the year ended December 31, 2021 to reduce inventories related to the vehicle to their net realizable value. Of this loss, $1,506,849 represents an accrual for purchase commitments for future payments due for inventory where deposits were paid as of December 31, 2021. The total additional payments due subsequent to December 31, 2021 are $2,972,686.

NOTE 4 – LONG – LIVED ASSETS

Property and equipment

Property and equipment consist of the following at December 31:

	2021	2020
Machinery, tooling and equipment	$554,378	$215,995
Vehicles	148,460	73,202
Internal use manufactured vehicles	73,500	–
Fixtures & furniture	75,935	–
Leasehold improvements	60,248	–
Computers	88,610	18,112
	1,001,130	307,309
Less: Accumulated depreciation	(191,397)	(2,038)
Total property and equipment	$809,734	$305,271

Depreciation expense for the year ended December 31, 2021 and the period from February 21, 2020 (inception) to December 31, 2020 was $206,385 and $2,038, respectively.

Intangible assets

Intangible assets consist of the following at December 31:

	2021	2020
Domain names	$17,438	$17,438
Software	13,125	–
	30,563	17,438
Less: Accumulated amortization	(12,510)	(484)
Total intangible assets	$18,053	$16,954

Amortization expense for the year ended December 31, 2021 and the period from February 21, 2020 (inception) to December 31, 2020 was $12,026 and $484 respectively.

NOTE 5 – NOTES PAYABLE AND PROMISSORY NOTES

Notes Payable

In December 2020, the Company entered into a financing arrangement for $75,702 with an interest rate of 8.64% for a vehicle. The Company will make monthly payments of $1,211 over 72 months. In April 2021, the Company entered into a financing arrangement for $30,942 with an interest rate of 7.64% for a vehicle. The Company will make monthly payments of $753 over 48 months.

The following table provides the maturities of these notes payable as of December 31, 2021:

2022	$23,685
2023	23,685
2024	23,685
2025	17,664
2026	14,654
Total future payments	103,373
Less: Interest	(17,386)
Total notes payable	85,986
Less current portion	(17,201)
Long-term notes payable	$68,785

Promissory Notes

On September 10, 2021, the Company entered into an agreement with two lenders to issue promissory notes of $2.0 million. The promissory notes bore interest at 6% and were due at the earlier of one year from issuance or immediately upon completion of an initial public offering of the Company’s common stock. The Company also agreed to issue 266,664 shares of common stock to the lenders. Proceeds of $800,000 received from the promissory note are recorded as shareholders’ equity based on the allocation of the proceeds between the promissory note and shares of common stock issued. In addition, total issuance costs of $161,000 were allocated to the promissory note and shareholders’ equity of $96,000 and $65,000, respectively.

The promissory notes were repaid on October 8, 2021, with the proceeds received from the Company’s initial public offering in the amount of $2,007,333, which includes interest due for the period the promissory notes were outstanding. The Company recognized noncash interest of $54,670 for accretion on the promissory notes for the period they were outstanding. The Company recognized a loss of $841,330 representing the difference between the $2,000,000 principal and the unamortized balance of the promissory notes when repaid.

NOTE 6 – RELATED PARTY TRANSACTIONS

During the period from February 21, 2020 (inception) through December 31, 2020, the Company entered into a notes payable agreement with a company controlled by a founder and director of the Company which were secured by all assets of the Company, for cash proceeds of $75,000. The notes were due October 1, 2020 and were repaid in full as of December 31, 2020. The Company also received cash proceeds of $5,000 from a company controlled by the Company’s Chairman and founding stockholder which was unsecured, due on demand and non-interest bearing. The amount was repaid in full prior to December 31, 2020.

A related party paid expenses of $63,083 on behalf of the Company. These advances were unsecured, and due on demand. The Company repaid $63,083 plus interest of $7,624 during the period from February 21, 2020 (inception) through December 31, 2020.

On October 1, 2020, the Company entered into an agreement with a consultant to serve as Chief Operating Officer and to manage the Company’s product development efforts. The consultant provided statements of work for the various projects to be executed and charged the Company hourly rates for his services. The Company also agreed to compensate a company owned by the consultant and his spouse $5,560 per month for the use of a warehouse and office space on a month-to-month basis. Subsequent to December 31, 2020, the Company amended the agreement to increase the rental cost to $11,120 per month, with a 90-day cancellation provision. In May 2021, the consultant became a salaried employee of the Company, however, in December 2021, the employee resigned from the Company. As of December 31, 2021, the Company continued to rent the warehouse and office space under the same terms. Total expense recognized for this lease for the year ended December 31, 2021 was $133,440. In January 2022, the Company executed a lease assignment with the ultimate landlord of this facility. The lease will expire on December 31, 2023 and the monthly lease payment will be approximately $9,800. The Company paid the former Chief Operating Officer $15,317 to reimburse him for the security deposit on the lease of $9,453 plus $5,864 for leasehold improvements and equipment he installed in the facility.

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

In October 2021, the Company began discussions for an additional amendment to the lease which would result in the monthly payment increasing to $100,000 for the first year of the lease and increasing annually throughout the term of the lease to $107,000 in the final year. Monthly payments for the initial lease and the amended agreement begin at the time a certificate of occupancy is received by the landlord, which is expected in the first quarter of 2023. This amendment has not been finalized as of the issuance date of these financial statements.

In June 2021, the Company entered into an agreement with a company controlled by the Company’s Chairman and founding stockholder to lease office space for $2,000 per month for a period of one year. Total expense recorded for this lease for the year ended December 31, 2021 was $14,000.

NOTE 7 – STOCKHOLDERS’ EQUITY

The Company is authorized to issue up to 100,000,000 shares of common stock with a par value of $0.00001. In addition, the Company is authorized to issue 5,000,000 shares of preferred stock with a par value of $0.00001. The specific rights of the preferred stock, when so designated, shall be determined by the board of directors.

Common stock

During the period ending December 31, 2020, the Company sold 1,625,000 shares of common stock to founders for cash proceeds of $10,833. The Company also issued 312,500 shares of common stock to an individual for services and recognized $2,088 of expense related to this grant.

In October 2021, the Company completed its initial public offering and sold 3,226,875 shares of common stock for net proceeds of approximately $15.9 million. Total issuance costs were $2,949,882 including the issuance of fully vested warrants to purchase 162,594 shares of the Company’s common stock with a five year exercise term at an exercise price of $6.88 per share to the underwriter of the initial public offering which were valued at $981,871. Upon completion of the initial public offering all shares of preferred stock were converted to common stock. The total shares of common stock issued upon conversion of preferred stock were 5,743,175. See Note 12 for discussion of the Company’s additional public offering completed in February 2022.

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

In January 2021, the Company completed a WeFunder SAFE offering which was convertible into shares of the Company’s preferred stock upon specified future financing events. The Company received gross proceeds of $2,258,940 and paid expenses of $53,500, reflected as costs of capital. In connection with the Series A Preferred stock offering as discussed below, the WeFunder SAFE investments were converted into 351,832 shares of Series A Preferred Stock.

Preferred Stock

In 2021, the Company designated 1,400,000 shares of preferred stock as Series A Preferred Stock. The Series A Preferred Stock had a par value of $0.0001, had no voting rights, no dividends and each share would automatically convert into 2.5 shares of common stock of the Company at the time of the Company’s initial public offering. In February 2021, the Company completed an offering of 415,287 shares of Series A Preferred Stock and received gross proceeds of $2,669,978. The Company paid expenses of $205,470 related to the offering including issuing to one financial broker dealer 79,750 shares of common stock and 79,775 fully vested warrants with a 5 year exercise term to purchase common stock with an exercise price of $2.57 valued at $49,743.

In 2021, the Company designated 1,500,000 shares of preferred stock as Series B Preferred Stock, with a par value of $0.00001 per share and a stated value of $9.50 per share. The Series B Preferred Stock would receive dividends equivalent to any such dividends paid on common stock in the future, had no voting rights, and each share would automatically convert into 2.5 shares of common stock upon completion of the Company’s initial public offering. In May 2021, the Company completed an offering of 1,105,827 shares of Series B Preferred Stock and received gross proceeds $10,505,357. The Company paid expenses of $890,026 related to the offering, including issuing to two financial broker dealers 123,296 shares of common stock and 197,277 fully vested warrants to purchase common stock with a 5 year exercise term and an exercise price of $3.80 valued at $182,281.

As noted above, the Series A and Series B Preferred stock was converted to shares of common stock upon the closing of the Company’s initial public offering.

Warrants

During the year ended December 31, 2021, the Company issued warrants to purchase 150,000 shares of the Company’s common stock to consultants. During the period from February 21, 2020 (inception) through December 31, 2020, the Company issued warrants to purchase 151,590 shares of the Company’s common stock to consultants. The common stock warrants issued in 2021 have an exercise price ranging from $0.245 - $1.00 and the warrants issued in 2020 have an exercise price of $0.004 per share. All of the warrants have an exercise term of 10 years, and certain 2020 warrants vest over periods of up to eighteen months while all 2021 warrants are fully vested. The Company estimated the fair value of the 2020 warrants using the fair value of its common stock based on the most recent fundraising at $1.88 per share. The Company valued the 2021 warrants using an estimated fair value of the shares of common stock between $0.76 – $1.18, volatility of 105% based on peer companies, risk free interest rate of 0.85%, no dividends and an estimated life of 5 years. During the year ended December 31, 2021, certain warrant holders, including those from the Series A and Series B Preferred stock offerings, exercised warrants representing 317,018 shares of common stock, primarily on a cashless basis, and the Company issued 236,220 shares of common stock as settlement for these warrants. Total proceeds received from warrant exercises occurring in the year ended December 31, 2021 was $6,250.

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

In March 2021, the Company agreed to exchange the two anti-dilution warrants that were issued to Company founders for a total of 11,000,000 warrants to purchase shares of common stock at an exercise price of $0.98 for a period of 10 years. In connection with this exchange, the Company amended its existing consulting agreements with the founders, to allow for the payment of compensation totaling $30,000,000 in the event that the Company’s market capitalization exceeds $300,000,000 for 21 consecutive trading days. The Company will have the option to settle the amount by issuing shares of common stock based on the closing price of the Company’s stock at the start of the 21-day period. In addition to this payment, each of the two founders will continue to receive a cash payment equal to 1% of the gross sale price in the event of a change of control of the Company with a sale price of at least $100,000,000. In connection with the exchange, the Company recognized expense of $13,031,989 for the estimated fair value of the warrants on a Black-Scholes option pricing model utilizing the following assumptions: 1) volatility of 106% based on a peer group of companies; 2) risk-free rate of 1.67%; 3) dividend rate of 0.0%; and 4) an expected term of 10 years. In December 2021, one of the founders exercised his warrants on a cashless basis and the Company issued 5,507,575 shares of common stock.

During the year ended December 31, 2021, the Company recognized expense of $250,174 related to common stock warrants. During the period February 21, 2020 (inception) through December 31, 2020, the Company recognized expense of $67,574 related to common stock warrants. The Company expects to recognize $7,302 over the remaining vesting period of these warrants.

The following is the activity related to common stock warrants during the year ended December 31, 2021:

	Common Stock Warrants
	Shares	Weighted Average Exercise Price	Weighted average Remaining Life in years	Intrinsic Value

Outstanding at January 1, 2021	151,590	$0.004
Granted	11,586,646	1.12
Cancelled	–	–
Expired	–	–
Exercised	(6,757,018)	$1.07
Outstanding at December 31, 2021	5,174,209	$1.16	9.02	$49,262,266
Exercisable at December 31, 2021	5,174,209	$1.16	9.02	$49,262,266

NOTE 8 – STOCK-BASED COMPENSATION

In January 2021, the Company’s board of directors adopted the Volcon, Inc. 2021 Stock Plan, (the “2021 Plan”). The 2021 Plan is a stock-based compensation plan that provides for discretionary grants of stock options, stock awards, and restricted stock unit awards to employees, members of the board of directors and consultants (including restricted stock units issued prior to the adoption of the plan as further discussed below). The Company has reserved a total of 3,000,000 shares of the Company’s common stock for issuance under the 2021 Plan, which may be adjusted for changes in capitalization and certain corporate transactions. To the extent that an award, if forfeitable, expires, terminates or lapses, or an award is otherwise settled in cash without the delivery of shares of common stock to the participant, then any unpaid shares subject to the award will be available for future grant or issuance under the 2021 Plan. Shares available for issuance under the 2021 Plan as of December 31, 2021, were 522,823. Awards vest according to each agreement and as long as the employee remains employed with the Company or the consultant continues to provide services in accordance with the terms of the agreement. The Company has granted awards with time-based vesting and performance-based vesting features.

Restricted Stock Units

Beginning in October 2020, the Company entered into various agreements with employees and a consultant (who became an employee in May 2021 and continued to vest under the same terms as the consulting agreement) where the Company agreed to award a total of 637,500 shares of restricted stock units (RSUs) which vest equally over a period of three years. The Company estimated the fair value of the shares of common stock using the estimated fair value of its common stock based on the most recent fundraising at $1.88 per share. For the period from February 21, 2020 (inception) to December 31, 2020, the Company recognized expense of $58,875 related to these RSUs.

In July 2021, the Company’s CEO resigned effective July 30, 2021. The share-based awards of 187,500 RSUs and 187,500 stock options awarded to the former CEO were forfeited and were returned to the shares available for issuance under the 2021 Plan and all previously recognized compensation expense for his RSUs and stock options was reversed. During the year ended December 31, 2021, the Company recognized expense of $237,764 for RSUs. The Company expects to recognize additional compensation expense of $1,483,425 related to RSUs (including 1,126,250 related to the modification in January 2022 noted below) assuming all awards outstanding at December 31, 2021 will vest.

The following is the restricted stock unit activity for the year ended December 31, 2021:

Outstanding January 1, 2021	562,500
Granted	75,000
Vested (1)	–
Cancelled	(287,500)
Outstanding December 31, 2021	350,000

_____________________

(1)	A total of 125,000 RSUs vested in 2021. In January 2022, the Company modified the vesting terms of 100,000 of these to extend the vesting through May 15, 2022. The Company granted an additional 25,000 RSUs to the holders of these RSUs that vesting was extended and these additional RSUs will also vest as of May 15, 2022. The Company will record additional expense of $1,126,250 during 2022 related to these modifications. The remaining 25,000 shares that were vested as of December 31, 2021 were issued in January 2022.

Performance shares

In January 2021, the Board of Directors authorized 250,000 common shares to be reserved under the 2021 Plan for issuance to employees upon achieving multiple Company performance milestones. The allocation of the number of shares to be awarded was to be determined upon achievement of all the milestones. In July 2021, the Compensation Committee of the Board of Directors approved a grant of 162,507 shares since some of the performance milestones were met. The Company recognized share-based compensation expense of $594,775 related to the grant of these shares.

The remaining 87,493 shares not awarded in July 2021 were available for issuance to employees based upon achieving multiple Company performance milestones for the second half of 2021. On February 28, 2022, the Compensation Committee of the Board of Directors approved a grant of 44,623 shares for the achievement of some of the performance milestones. In February 2022, the Company will recognize share-based compensation expense of $83,445 based on the Company’s stock price on February 28, 2022 related to the grant of these shares.

Stock Options

The following is the common stock options to employees and consultants for services during the year ended December 31, 2021:

	Common Stock Options
	Shares	Weighted Average Exercise Price	Weighted average Remaining Life in years	Intrinsic Value
Outstanding at January 1, 2021	–	$–
Granted	2,189,670	$2.98
Forfeited	(225,625)	$1.00
Exercised	–	$–
Outstanding at December 31, 2021	1,964,045	$3.33		$21,211,286
Exercisable at December 31, 2021	–	$–	–	$–

The Company valued the options using an estimated fair value of the shares of common stock between $0.98 – $5.00, volatility between 71% - 105% based on peer companies, risk free interest rate between 0.77% - 0.85%, no dividends and an estimated life of 6 years. During the year ended December 31, 2021, the Company recognized expense of $544,069 related to these common stock options. The Company expects to recognize additional compensation expense of $3,234,816 related to these common stock options assuming all awards vest.

Total stock-based compensation recorded for the year ended December 31, 2021 and for the period from February 21, 2020 (inception) to December 31, 2020 for all stock based compensation awards, including warrants, has been recorded as follows:

	2021	2020
Cost of Goods Sold	$344,720	$–
Sales and Marketing	313,718	3,925
Product Development	464,510	186,274
General and Administrative	13,504,435	31,526
Total	$14,627,382	$221,725

NOTE 9 – LOSS PER COMMON SHARE

The basic net loss per common share is calculated by dividing the Company's net loss available to common shareholders by the weighted average number of common shares during the year. The diluted net loss per common share is calculated by dividing the Company's net loss available to common shareholders by the diluted weighted average number of common shares outstanding during the year. The diluted weighted average number of common shares outstanding is the basic weighted number of common shares adjusted for any potentially dilutive debt or equity. Common shares consisting of common stock warrants, stock options and restricted stock units totaling 7,488,256 and 60,636 shares as of December 31, 2021 and 2020, respectively, and any potential shares issuable under the anti-dilution warrants discussed above, were excluded from the calculation of diluted net loss per share due to their antidilutive effect. There were no dilutive instruments outstanding as of December 31, 2021 or 2020.

	Year ended	Period ended
	December 31, 2021	December 31, 2020

Numerator:

Net loss	$(40,119,235)	$(1,374,413)

Denominator:

Denominator for basic and diluted net loss per common share - weighted average of common shares	4,567,235	604,100

Basic and diluted net loss per common share	$(8.78)	$(2.28)

NOTE 10 – INCOME TAXES

All of the Company’s operations are domestic and due to losses, no provision for income taxes for federal or state has been recorded for any period presented.

Deferred taxes are determined by applying the provisions of enacted tax laws and rates for the jurisdictions in which the Company operates to the estimated future tax effects of the differences between the tax basis of assets and liabilities and their reported amounts in the Company's financial statements. A valuation allowance is established to reduce deferred tax assets if it is more likely than not that the related tax benefits will not be realized. The components of income tax expense (benefit) for the year ended December 31, 2021 and the period from February 21, 2020 (inception) to December 31, 2020 are as follows:

	2021	2020

Expected federal income tax benefit at statutory rate	$8,426,269	$288,600
State income taxes (net of federal benefit)	–	–
Nondeductible expenses	(224,189)	(46,600)
Research and development credit	537,705	–
Return to provision true up	(94,707)	–
Change in valuation allowance	(8,834,492)	(242,000)
Income tax benefit	–	–

Significant components of the Company's deferred tax assets and liabilities at December 31, 2021 and 2020 are as follows:

	2021	2020
Deferred tax assets
Net operating losses	$5,078,075	$242,000
Depreciation and amortization	46,030	–
Research & development credit	592,276	–
Lease liability	466,980	–
Stock-based compensation	2,872,973	–
Accrued expenses	478,171	–
Other	336	–
Total	9,534,840	242,000
Valuation allowance	(9,076,492)	(242,000)
Net deferred tax asset	458,348	–
Deferred tax liabilities
Right of use assets	(458,348)	–
Total net deferred taxes Deferred tax liabilities	$–	$–

Management currently believes that since the Company has a history of losses it is more likely than not that the deferred tax regarding the loss carry forwards and other temporary differences will not be realized in the foreseeable future. The Company believes that carryforward limitations will be applied to the historical net operating losses due to the recent change of control transition. The Company's cumulative net operating loss carry forward of approximately $24,181,308 as of December 31, 2021, may be limited in future years depending on future taxable income in any given fiscal year. The net operating losses can be carried forward indefinitely.

The Company has recorded no liability for income taxes associated with unrecognized tax benefits at the date of adoption and has not recorded any liability associated with unrecognized tax benefits. Accordingly, the Company has not recorded any interest or penalty in regard to any unrecognized benefit.

NOTE 11 – LEASES

The components of lease cost for operating leases for the year ended December 31, 2021 and the period from February 21, 2020 (inception) to December 31, 2020, were as follows:

	2021	2020
Lease Cost
Operating lease cost	$398,440	$16,000
Short-term lease cost	219,604	11,120
Variable lease cost	–	–
Sublease income	–	–
Total lease cost	$618,044	$27,120

Supplemental cash flow information related to leases for the year ended December 31, 2021 and the period from February 21, 2020 (inception) to December 31, 2020, was as follows:

	2021	2020
Other Lease Information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$323,162	$194,175

The following table summarizes the lease-related assets and liabilities recorded on the balance sheet at December 31, 2021 and December 31, 2020:

	2021	2020
Lease Position
Operating Leases
Operating lease right-of-use assets	$2,182,612	$842,357
Right of use liability operating lease short term	456,207	141,943
Right of use liability operating lease long term	1,767,506	614,414
Total operating lease liabilities	$2,223,713	$756,357

The Company utilizes the incremental borrowing rate in determining the present value of lease payments unless the implicit rate is readily determinable. The Company recognized an initial right of use asset and lease liability of $1,707,466 for leases entered into during the year ended December 31, 2021.

Lease Term and Discount Rate
Weighted-average remaining lease term (years)
Operating leases	4.4	4.9
Weighted-average discount rate
Operating leases	5.5%	5.5%

The following table provides the maturities of lease liabilities at December 31, 2021:

Operating
Leases

2022	$770,615
2023	1,184,356
2024	1,143,532
2025	1,118,146
2026	910,289
Total future undiscounted lease payments	5,126,937
Less: Interest	(610,866)
Present value of lease liabilities	$4,516,070

Note that amounts above include future payments for a lease signed as of December 31, 2021 related to a facility to be constructed in Liberty Hill, Texas by an entity associated with the Company’s founders (see Note 6)

NOTE 12 – SUBSEQUENT EVENTS

On February 1, 2022, the Company sold 6,666,667 shares of its common stock in a public offering at $3.00 per share. The Company received net proceeds of $18,055,000 after underwriter commissions and expenses of $1,945,000. The underwriter was also issued a warrant to purchase 333,334 shares of the Company’s common stock at an exercise price of $3.75 per share that expires five years from the date of issuance.

The underwriting agreement provided the underwriter with the option to sell an additional 1,000,000 shares (the “Overallotment”) which can be sold for up to 45 days subsequent to the completion of the offering at $3.00 per share. The underwriter did not exercise the option for the Overallotment

The Company’s officers and directors have agreed not to sell any shares for 90 days following this offering. The Company has agreed not to issue any shares for a period of twelve months following the offering, other than for the purposes of shares issued related to the 2021 Plan or for an acquisition or merger, without the consent of the underwriter.

On February 24, 2022, Russia invaded the Ukraine. The conflict between Russia and the Ukraine could impact the availability of nickel, an element used in the production of lithium ion cells used in batteries that power our vehicles. The shortage of these cells could have an impact on our ability to produce vehicles to meet our customers’ demands. In addition, sanctions against Russia could impact the price of elements, including nickel, that are used in the production of batteries which would result in higher costs to produce our vehicles. These sanctions have also impacted the US and global economy and could result in an economic recession which could cause a broader disruption to the Company’s supply chain and distribution network and customer demand for our products.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) are designed to ensure that information required to be disclosed by us in reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the appropriate time periods, and that such information is accumulated and communicated to the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely discussions regarding required disclosure. We, under the supervisions of and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures were effective as of December 31, 2021.

Management’s Report on Internal Control over Financial Reporting

This annual report does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of the company's registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies

Changes in Internal Control Over Financial Reporting

There were no changes to our internal control over financial reporting during the three months ended December 31, 2021, that have materially affected, or are reasonable likely to materially effect, our internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION

None

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance

Information as to Item 10 is incorporated by reference from the information in our definitive proxy statement for the 2022 Annual Meeting of Stockholders, which we will file pursuant to Regulation 14A with the SEC within 120 days after the close of the year ended December 31, 2021.

Item 11. Executive Compensation

Information as to Item 11 is incorporated by reference from the information in our definitive proxy statement for the 2022 Annual Meeting of Stockholders, which we will file pursuant to Regulation 14A with the SEC within 120 days after the close of the year ended December 31, 2021.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information as to Item 12 is incorporated by reference from the information in our definitive proxy statement for the 2022 Annual Meeting of Stockholders, which we will file pursuant to Regulation 14A with the SEC within 120 days after the close of the year ended December 31, 2021.

Item 13. Certain Relationships and Related Transactions and Director Independence

Information as to Item 13 is incorporated by reference from the information in our definitive proxy statement for the 2022 Annual Meeting of Stockholders, which we will file pursuant to Regulation 14A with the SEC within 120 days after the close of the year ended December 31, 2021.

Item 14. Principal AccountANT Fees and Services

Information as to Item 14 is incorporated by reference from the information in our definitive proxy statement for the 2022 Annual Meeting of Stockholders, which we will file pursuant to Regulation 14A with the SEC within 120 days after the close of the year ended December 31, 2021.

 PART IV

ITEM 15. EXHIBIT AND FINANCIAL STATEMENT SCHEDULES

(1)  Financial Statements

The consolidated financial statements of Volcon, Inc. and the Report of Independent Registered Public Accounting Firm are included in Part II, "Item 8.— Financial Statements and Supplementary Data” of this Annual Report. Reference is made to the accompanying Index to Financial Statements.

(2) Financial Statement Schedules

All financial statement schedules have been omitted, since the required information is not applicable or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements and notes thereto.

(3) Index to Exhibits

The information required by this Item 15(a)(3) is set forth on the exhibit index, which immediately precedes the signature page to this report and is incorporated herein by reference.

ITEM 16. FORM 10-K SUMMARY

We have elected not to provide summary information.

INDEX TO EXHIBITS

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation of Volcon, Inc. (incorporated by reference to exhibit 3.1 of the Form 8-K filed October 8, 2021)
3.2	Amended and Restated Bylaws of Volcon, Inc. (incorporated by reference to exhibit 3.2 of the Form S-1 file number 333-259468)
4.1	Form of common stock (incorporated by reference to exhibit 4.1 of the Form S-1 file number 333-259468)
4.2	Form of Warrant issued to Pink Possum, LLC and Highbridge Consulting, LLC (incorporated by reference to exhibit 4.2 of the Form S-1 file number 333-259468)
4.3	Form of Underwriter Warrant (incorporated by reference to exhibit 4.3 of the Form S-1 file number 333-262343)
10.1	2021 Stock Plan of Volcon, Inc., as amended (incorporated by reference to exhibit 10.1 of the Form S-1 file number 333-259468)
10.2	Consulting Agreement, as amended, between Volcon, Inc. and Pink Possum, LLC (incorporated by reference to exhibit 10.2 of the Form S-1 file number 333-259468)
10.3	Consulting Agreement, as amended, between Volcon, Inc. and Highbridge Consulting, LLC (incorporated by reference to exhibit 10.3 of the Form S-1 file number 333-259468)
10.4	Lease Agreement dated November 20, 2020, as amended between Volcon, Inc. and Alexander EV Park, LLC (incorporated by reference to exhibit 10.4 of the Form S-1 file number 333-259468)
10.5†	Employment Agreement between Volcon, Inc. and Greg Endo dated June 7, 2021(incorporated by reference to exhibit 10.5 of the Form S-1 file number 333-259468)
10.6	Sublease Agreement dated June 1, 2021 between Volcon, Inc. and Sustainability Initiatives, LLC (incorporated by reference to exhibit 10.6 of the Form S-1 file number 333-259468)
10.7†	Employment Agreement between Volcon, Inc. and Jordan Davis dated August 5, 2021 (incorporated by reference to exhibit 10.8 of the Form S-1 file number 333-259468)
14.1*	Business Ethics and Conduct Policy dated October 1, 2021
21.1	List of subsidiaries (incorporated by reference to exhibit 21.1 of the Form S-1 file number 333-259468)
23.1*	Consent of MaloneBailey LLP
31.1*	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.
31.2*	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.
32.1*(1)	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*(1)	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted in IXBRL, and included in exhibit 101).

*	Filed herewith.
†	Indicates management contract or compensatory plan, contract or arrangement.

(1)	The certifications on Exhibit 32 hereto are deemed not “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that Section. Such certifications will not be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VOLCON, INC.

SIGNATURE	TITLE	DATE

/s/ Jordan Davis	Chief Executive Officer and Director	March 23, 2022
Jordan Davis	(principal executive officer)

/s/ Greg Endo	Chief Financial Officer	March 23, 2022
Greg Endo	(principal financial and accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on March 23, 2022.

Signature	Title

/s/ Jordan Davis	Chief Executive Officer
Jordan Davis	(Principal Executive Officer)

/s/ Greg Endo	Chief Financial Officer
Greg Endo	(Principal Financial Officer and
Principal Accounting Officer)

/s/ Christian Okonsky	Chairman of the Board, Director and Chief Technology Officer
Christian Okonsky

/s/ Adrian James	Director
Adrian James

/s/ Jonathan P. Foster	Director
Jonathan P. Foster

/s/ John Kim	Director
John Kim

/s/ Karin-Joyce Tjon	Director
Karin Joyce Tjon

