Form 10-K/A
period 2021-12-31
Volcon, Inc.
filed 2022-04-29
CIK 1829794

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

(Registrant’s telephone number, including area code)

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

As of April 25, 2022, there were 24,129,266 outstanding shares of our common stock.

DOCUMENTS INCORPORATED BY REFERENCE

None.

The registrant’s auditor is MaloneBailey, LLP, Houston, TX (PCAOB ID 206)

EXPLANATORY NOTE

All references to “Company,” “we,” “us,” “our” and “Volcon” refer to Volcon, Inc., and the terms “Board of Directors” and “Board” refers to the Board of Directors of the Company.

This Amendment No. 1 to the Annual Report on Form 10-K/A (this “Amendment”) amends the Annual Report on Form 10-K for the fiscal year ended December 31, 2021 originally filed on March 23, 2022 (the “Original Filing”) by Volcon, Inc., a Delaware corporation (the “Company”). The Company is filing this Amendment to present the information required by Part III (Items 10-14) of Form 10-K as the Company will not file its definitive proxy statement within 120 days of the end of its fiscal year ended December 31, 2021.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) this Amendment also contains new certifications by the principal executive officer and the principal financial officer as required by Section 302 of the Sarbanes-Oxley Act of 2002. Accordingly, Item 15(a)(3) of Part IV is amended to include the currently dated certifications as exhibits. Because no financial statements have been included in this Amendment and this Amendment does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted.

Except as described above or as expressly noted in this Amendment, no other changes have been made to the Original Filing. The Original Filing continues to speak as of the date of the Original Filing, and the Company has not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the Original Filing.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our Board of Directors

The following sets forth certain information, as of the date of this Amendment, about each member of our Board, including an account of their specific business experience; the names of publicly held and certain other corporations of which they also are, or have been within the past five (5) years, directors.

Jonathan Foster	Mr. Foster joined our Board in June 2021. Mr. Foster has served as the chief financial officer and executive vice president for Moleculin Biotech, Inc. since August 2016. Mr. Foster brings more than 35 years of financial experience holding a variety of executive and senior financial positions with public, private, start-up to large corporate and international companies. Mr. Foster also serves on the board of directors of Autonomix Medical, Inc., a medical device company. From February 2012 to August 2016, Mr. Foster served as chief financial officer and Executive Vice President of InfuSystem Holdings, Inc., a national provider of infusion pumps and related services to the healthcare industry. From May 2011 to January 2012, Mr. Foster served as a consultant to the chief financial officer of LSG Sky Chefs, USA, Inc., a subsidiary of Deutsche Lufthansa AG. Mr. Foster served on the board of Financial Institutions for the State of South Carolina from 2006 to 2012 and from June 2018 until December 2021 when the company was acquired, Mr. Foster served on the board of directors of Soliton, Inc., a medical device company focused on developing new technology for use in aesthetics, where he was the chair of the Strategic Alternative, Audit Committee and Compensation Committee, and previously served as chair of the Nominating & Governance Committees. Prior to May 2011, Mr. Foster served in lead financial roles with a private manufacturer of hardware and in manufacturing divisions of Schlumberger, Ltd. He began his career with Deloitte in Charlotte and Atlanta. Mr. Foster is a Certified Public Accountant (South Carolina) and holds the designation of Chartered Global Management Accountant from the American Institute of Certified Public Accountants. He received his Bachelor of Science in Accounting from Clemson University in 1985. We believe that Mr. Foster’s public company experience as an executive officer and director and his extensive accounting experience provide him with the qualifications to serve as a director.
Age: 58
Director Since: 2021
Committees: • Audit • Compensation (Chair) • Nominating and Governance

Adrian James	Mr. James co-founded Volcon in 2020 and has served as a director since inception. Since 2001, Mr. James has been founder and chief executive officer of Sprout Equity Ventures (“Sprout”). Sprout is an Austin, Texas based global investment firm specializing in acquiring and partnering with mature and growing businesses. Sprout currently manages a broad base of investments in the electric vehicle, space tourism, mining, biotech, alternative energy, clean water and technology sectors. Mr. James founded Highbridge Consultants, LLC, in 2019, a firm that provides consulting services regarding public market financing. Mr. James is the sole principal for Highbridge. Mr. James has advised the Company that he will not stand for re-election at our upcoming 2022 annual meeting of stockholders.
Age: 47
Director Since: 2020
Committees: None

John Kim

Mr. Kim joined our Board in July 2021. Mr. Kim is a serial entrepreneur and product designer and is currently a private investor. Mr. Kim was the chief executive officer and founder of Super73 Inc, one of the world’s leading electric bicycle companies from 2012 until 2019. In 2003, Mr. Kim founded U-Life, an internet enabled home appliance company in South Korea, which was acquired by LG in 2006. Before his career as an entrepreneur, Mr. Kim was the principal designer for Yahoo Search, a car designer at Honda, and a former U.S. Army paratrooper. Mr. Kim received a Master’s degree in Design from Stanford University in 2001. We believe that Mr. Kim’s experience in the electric bicycle industry and his extensive product design experience provide him with the qualifications to serve as a director.

Age: 51
Director Since: 2021
Committees: • Audit • Compensation • Nominating and Governance

Christian Okonsky	Mr. Okonsky co-founded Volcon in 2020 and has served as our Chairman of the Board (the “Chairman”) and Chief Technology Officer (“CTO”) since inception. Mr. Okonsky also serves as the Managing Partner of Sustainability Initiatives, an early-stage accelerator founded in 2016. Mr. Okonsky founded AYRO, Inc. in May 2016, and served as its chairman of the board from inception to listing on NASDAQ in May 2020. From 2020 to present, he also served as managing Partner of Twisted USA, LLC, an electric vehicle company developing on/off road four wheel vehicles. Mr. Okonsky currently holds over two-dozen U.S. and foreign patents. From 1992 until 1998, Mr. Okonsky worked as an engineer for Dell in its notebook division. He is a graduate of Texas A&M with a Bachelor’s degree in Industrial Engineering. We believe Mr. Okonsky’s history with our company and background provide him with the qualifications to serve as a director.
Age: 57
Director Since: 2020
Committees: None

Karin-Joyce (“KJ”) Tjon	Ms. Tjon joined our Board in August 2021. Ms. Tjon has over twenty years of executive experience at both public and private companies. Ms. Tjon currently serves on the board of directors of Nubia Brand International Corp. Prior to Ms. Tjon’s retirement in 2020, from July 2018 until May 2020 she served as chief financial officer for Alorica, Inc. a multi-billion dollar customer service provider with over 100,000 employees worldwide. From February 2017 until August 2017, Ms. Tjon was President and chief operating officer for Scientific Games, Inc., responsible for their Gaming and Lottery divisions. From July 2014 until September 2016 Ms. Tjon served as the executive vice president and chief financial officer for Epiq Systems, Inc. Her responsibilities included all areas of international corporate finance as well as SAP support and risk management. From August 2011 to May 2014, Ms. Tjon served as chief financial officer at Hawker Beechcraft, Inc. Earlier in her career, Ms. Tjon was a Managing Director at Alvarez & Marsal where she worked on turnarounds as interim executive as well as supported various engagements for private equity clients. Ms. Tjon holds a Master of business administration from Columbia University’s Graduate School of Business and a Bachelor’s degree in specialized studies in Organizational Behavior from Ohio University. We believe that Ms. Tjon’s public company experience as an executive officer and her extensive finance and business operations experience provides her with the qualifications to serve as a director.
Age: 60
Director Since: 2021
Committees: • Audit (Chair) • Compensation • Nominating and Governance (Chair)

Executive Officers Who are Not Serving as Directors

Below is information regarding each of our current executive officers who are not directors of the Company, including their title, age and brief biography describing each executive officer’s business experience. No executive officer has any family relationship with any other executive officer or any of our current directors.

Name and Position	Age	Business Experience
Jordan Davis, Chief Executive Officer	39	Mr. Davis has served as our Chief Executive Officer (“CEO”) since August 23, 2021. Mr. Davis is a senior executive with over 15 years of experience within the sporting goods industry. From April 2018 to August 2021, Mr. Davis served as President of Market Operations for O. Mustad & Son AS Fishing. From March 2010 to March 2018, Mr. Davis was employed with Remington Outdoor Company in various positions and from October 2015 to March 2018, he served as Vice President of Marketing & Business Development. Mr. Davis holds a Bachelor’s degree in Business Administration with a dual focus in management and marketing, and an master of business administration in Management, both from Bushnell University (formerly Northwest Christian University).

Greg Endo, Chief Financial Officer	56	Mr. Endo has served as our Chief Financial Officer (“CFO”) since June 7, 2021. Prior to joining Volcon, Mr. Endo worked for over 26 years at Deloitte & Touche LLP. From August 2006 until his retirement in September 2020, Mr. Endo was an audit and advisory partner, advising public and private companies in the manufacturing, technology, and real estate industries. He has assisted clients on merger and acquisition transactions, equity and debt financings, IT implementations and business process design and controls. From January 2021 to May 2021, Mr. Endo served as a consultant providing audit-related services to Marcum LLP and Marcum Berstein & Pinchuk LLP. Mr. Endo is a certified public accountant in Texas. Mr. Endo has a Bachelor’s degree in Business Administration and a Master’s degree in Professional Accounting, both from the University of Texas at Austin and is a U.S. Army and Texas National Guard veteran.

Stephanie Davis, Chief Operating Officer	51	Ms. Davis (no relationship to Jordan Davis, our CEO) has served as our Chief Operating Officer since January 3, 2022. Prior to joining Volcon, Ms. Davis has held a number of positions overseeing manufacturing, supply chain and operations for manufacturing companies. Most recently she was the vice president of operations for Horton Automatics from 2018 to December 2021. Prior to Horton Automatics she was the plant manager for Atkore International from 2015 to 2018 and was the corporate business systems manager from 2014 to 2015. She worked at Ingersoll-Rand Company from 2007 to 2014 in a number of positions and subsidiaries, most recently as the director of operations from 2012 to 2014 for Club Car, Inc., which designs and manufactures golf cars and all-wheel drive vehicles, utility trucks and turf vehicles. From 2007 to 2012 she held a variety of positions with Ingersoll-Rand Southern Pines, which manufactured equipment and tools, most recently as the operations manager. She was also the quality manager for Bosch and E-Z-Go Textron early in her career. Ms. Davis has a Master of Business Administration Degree in Operations & Supply Chain and a Master’s degree in Operations Management & Program Management from Southern New Hampshire University and a Bachelor’s of Science Degree in Electrical Engineering from Clemson University.

Corporate Governance and Board Matters

We are committed to sound corporate governance principles, which are essential to running our business efficiently and maintaining our integrity in the marketplace. Certain features of our corporate governance practices are provided below.

Director Qualifications

We believe that our directors should have the highest professional and personal ethics and values. They should have broad experience at the policy-making level in business, banking, real estate or technology. They should be committed to enhancing stockholder value and should have sufficient time to carry out their duties and to provide insight and practical wisdom based on experience. Their service on boards of other companies should be limited to a number that permits them, given their individual circumstances, to perform responsibly all director duties. Each director must represent the interests of all stockholders. When considering potential director candidates, our Board also considers the candidate’s character, judgment, diversity, skill set, specific business background and global or international experience in the context of our needs and those of the Board.

Insider Trading Policy

Our Board has adopted an Insider Trading Policy that applies to all of our directors and employees. The policy attempts to establish standards that will avoid even the appearance of improper conduct on the part of insiders. Our Insider Trading Policy is available on our website at are available on our website at www.volcon.com under “Investors—Governance—Governance Documents.”

Leadership Structure

Currently, the roles of the Chairman and CEO are currently filled by separate individuals. Since the Company began its operations in 2020, Mr. Okonsky has served as Chairman. Since August 23, 2021, Mr. Davis has served as our CEO. Previously, Mr. Andrew Leisner served as our CEO.

The Board believes that the separation of the offices of the Chairman and CEO is appropriate at this time because it allows our CEO to focus primarily on our business strategy, operations and corporate vision. The Board elects our Chairman and our CEO, and each of these positions may be held by the same person or by different people. Although our Board does not have a policy regarding the separation of the roles of CEO and Chairman, we believe it is important that the Board retain flexibility to determine whether these roles should be separate or combined based upon the Board’s assessment of the company’s needs and the Company’s leadership at a given point in time. The Board believes our company and our stockholders benefit from this flexibility, as our directors are well positioned to determine our leadership structure given their in-depth knowledge of our management team, our strategic goals, and the opportunities and challenges we face.

We believe that independent and effective oversight of the Company’s business and affairs is maintained through the composition of the Board, the leadership of our independent directors and Board committees and our governance structures and processes. The Board consists of a majority of independent directors, and the Board’s Audit, Compensation and Nominating and Governance Committees are composed solely of independent directors.

Code of Ethics

We have adopted a written Code of Ethics that applies to our directors, officers and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. This code provides fundamental ethical principles to which these individuals are expected to adhere and operate as a tool to help our directors, officers and employees understand the high ethical standards required for employment by, or association with, our Company. A copy of our Code of Ethics is available on our website at www.volcon.com under “Investors—Governance—Governance Documents”. We expect that any amendments to our Code of Business Conduct and Ethics, or any waivers of its requirements, will be disclosed on our website, as well as by any other means required by NASDAQ rules.

Risk Management and Oversight

Our Board oversees our risk management process, which is a company-wide approach to risk management that is carried out by our management. Our full Board determines the appropriate risk for us generally, assesses the specific risks faced by us, and reviews the steps taken by management to manage those risks. While our full Board maintains the ultimate oversight responsibility for the risk management process, its committees oversee risk within their specific area of concern. Pursuant to our Board’s instruction, management regularly reports on applicable risks to the relevant committee or the full Board, as appropriate, with additional review or reporting on risks conducted as needed or as requested by our Board and its committees.

Stockholder Communications and Annual Meeting Attendance

Stockholders may communicate with our Board by contacting the Corporate Secretary, Volcon, Inc., 2590 Oakmont Drive, Suite 520, Round Rock, Texas 78665. All communications will be forwarded directly to the Chairman for consideration.

The Board members are not required to attend our annual meetings of stockholders. However, all directors are encouraged to attend every annual meeting of stockholders as we believe that the annual meeting is an opportunity for stockholders to communicate directly with directors. Our 2022 annual meeting of the stockholders will be our first annual meeting since becoming a public company.

Committees of the Board of Directors

From the date of our initial public offering, our Board has had had three (3) separately designated standing committees to assist with the discharge of its responsibilities. These committees include the Audit Committee, the Compensation Committee and the Nominating and Governance Committee. Our Board also may establish such other committees as it deems appropriate, in accordance with applicable law and regulations and our corporate governance documents. Each of these committees operates under a charter that was approved by our Board. The charters of each of the Audit Committee, Compensation Committee and Nominating and Governance Committee is available on our website at is available on our website at www.volcon.com under “Investors—Governance—Governance Documents.”

The names of the current members (chairs specifically noted) and highlights of some of the key oversight responsibilities of the Board committees are set forth below. Prior to March 1, 2022, Mr. Foster served as the Chair of the Audit Committee. Effective March 1, 2022, Ms. Tjon was appointed Chair of the Audit Committee.

Audit Committee
Members: • Karin-Joyce Tjon (Chair) • Jonathan Foster • John Kim

Key Oversight Responsibilities:

•      overseeing the compensation and work of and performance by our independent auditor and any other registered public accounting firm performing audit, review or attestation services for us;

•      engaging, retaining and terminating, if necessary, our independent auditor and determining the terms thereof;

•      assessing the qualifications, performance and independence of the independent auditor;

•      evaluating whether the provision of permitted non-audit services is compatible with maintaining the auditor’s independence;

•      reviewing and discussing the audit results, including any comments and recommendations of the independent auditor and the responses of management to such recommendations;

•      reviewing and discussing the annual and quarterly financial statements with management and the independent auditor;

•      reviewing the adequacy and effectiveness of internal controls and procedures;

•      establishing procedures regarding the receipt, retention and treatment of complaints received regarding the accounting, internal accounting controls, or auditing matters and conducting or authorizing investigations into any matters within the scope of the responsibility of the audit committee; and

•      reviewing transactions with related persons for potential conflict of interest situations.

Meetings in 2021: 1

✓ All members of the Audit Committee are independent

✓ All members of the Audit Committee are financially literate

✓ Ms. Tjon and Mr. Foster are considered an “audit committee financial expert” with accounting or related financial management expertise in accordance with the U.S. Securities and Exchange Commission’s (“SEC”) rules and regulations and NASDAQ rules

Compensation Committee
Members: • Jonathan Foster (Chair) • John Kim • Karin-Joyce Tjon

Key Oversight Responsibilities:

•      approving corporate goals and objectives for the CEO’s compensation plan, evaluate the CEO’s performance in light of these goals and objectives, and recommending to the Board for determination, the CEO’s compensation level based on this evaluation and the most recent stockholder advisory vote on executive compensation (“Say on Pay Vote”);

•      reviewing and recommending all elements and amounts of compensation for other executive officers, including any performance goals applicable to those executive officers and in light of the most recent Say on Pay Vote;

•      reviewing, approving and, when appropriate, recommending to the Board for approval, incentive compensation plans and equity-based plans, and where appropriate or required, recommending such plans for approval by the stockholders;

•      reviewing and recommending director compensation levels on the Board, including recommending any changes to the Board;

•      reviewing and recommending for approval the adoption, any amendment and termination of all cash and equity-based incentive compensation plans;

•      to the extent such disclosure is required by the Exchange Act, causing to be prepared a committee report for inclusion in applicable SEC filings;

•      approving any employment agreements, severance agreements or change of control agreements that are entered into with the CEO and certain executive officers; and

•       reviewing and recommending the level and form of non-employee director compensation and benefits.

Meetings in 2021: 1

✓ All members of the Compensation Committee are independent ✓ All members of the Compensation Committee qualify as “nonemployee” directors within the meaning of Rule 16b-3 under the Exchange Act

Nominating and Governance Committee
Members: • Karin-Joyce Tjon (Chair) • Jonathan Foster • John Kim

Key Oversight Responsibilities:

•       recommending persons for election as directors by the stockholders;

•      recommending persons for appointment as directors to the extent necessary to fill any vacancies or newly created directorships;

•      reviewing annually the skills and characteristics required of directors and each incumbent director’s continued service on the Board;

•      reviewing any stockholder proposals and nominations for directors;

•      advising the Board on the appropriate structure and operations of the Board and its committees;

•      reviewing and recommending standing Board committee assignments;

•      developing and recommending to the Board corporate governance guidelines, a Code of Business Conduct and Ethics and other corporate governance policies and programs and reviewing such guidelines, code and any other policies and programs at least annually;

•      making recommendations to the Board regarding corporate governance based upon developments, trends, and best practices; and

•      reviewing and considering stockholder recommendations for candidates for the Board.

Meetings in 2021: 0

✓ All members of the Nominating and Governance Committee are independent

Selecting and Nominating Director Candidates

In carrying out its functions, the Nominating and Governance Committee develops qualification criteria for all potential nominees for election, including incumbent directors, board nominees and stockholder nominees to be included in the Company’s future proxy statements. These criteria may include the following attributes:

•	adherence to high ethical standards and high standards of integrity;
•	sufficient educational background, professional experience, business experience, service on other boards of directors and other experience, qualifications, diversity of viewpoints, attributes and skills that will allow the candidate to serve effectively on the Board and the specific committee for which he or she is being considered;
•	evidence of leadership, sound professional judgment and professional acumen;
•	evidence the nominee is well recognized in the community and has a demonstrated record of service to the community;
•	a willingness to abide by any published code of conduct or ethics for the Company and to objectively appraise management performance;
•	the ability and willingness to devote sufficient time to carrying out the duties and responsibilities required of a director;
•	any related party transaction in which the candidate has or may have a material direct or indirect interest and in which we participate; and
•	the fit of the individual’s skills and personality with those of other directors and potential directors in building a board of directors that is effective, collegial and responsive to the needs of the Company and the interests of our stockholders.

The Nominating and Governance Committee also evaluates potential nominees for the Company’s Board to determine if they have any conflicts of interest that may interfere with their ability to serve as effective board members and to determine whether they are “independent” in accordance with applicable SEC and NASDAQ rules (to ensure that, at all times, at least a majority of our directors are independent). Although we do not have a separate diversity policy, the Nominating and Governance Committee considers the diversity of the Company’s directors and nominees in terms of knowledge, experience, skills, expertise and other factors that may contribute to the effectiveness of the Company’s Board.

Prior to nominating or, if applicable, recommending an existing director for re-election to the Company’s Board, the Nominating and Governance Committee considers and reviews the following attributes with respect to each sitting director:

•	attendance and performance at meetings of the Company’s Board and the committees on which such director serves;
•	length of service on the Company’s Board;
•	experience, skills and contributions that the sitting director brings to the Company’s Board;
•	independence and any conflicts of interest; and
•	any significant change in the director’s status, including with respect to the attributes considered for initial membership on the Company’s Board.

Board and Committee Meetings

Our Board held four (4) meetings during fiscal year 2021.

In fiscal year 2021, each incumbent director attended 100% of the aggregate of (1) the total number of meetings of the Board (held during the period for which that person served as a director) and (2) the total number of meetings held by all committees of the Board on which that person served (held during the period served).

Delinquent Section 16(A) Reports

Section 16(a) of the Exchange Act requires our directors and executive officers and persons who own more than 10% of the outstanding shares of common stock to file reports with the SEC disclosing their ownership of common stock at the time they become subject to Section 16(a) and changes in such ownership that occur during the year. Based solely on a review of copies of such reports furnished to us, or on written representations that no reports were required, we believe that all directors, executive officers and holders of more than 10% of the common stock complied in a timely manner with the filing requirements applicable to them with respect to transactions during the year ended December 31, 2021, we believe that all directors, executive officers and holders of more than 10% of the common stock complied in a timely manner with the filing requirements applicable to them with respect to transactions during the year ended December 31, 2021, except for a Form 4 that was not timely filed for Adrian James.

ITEM 11. EXECUTIVE COMPENSATION

Compensation of Non-Employee Directors

Our non-employee directors did not receive any cash compensation during 2021. Each independent director has received stock options which vest upon one (1) year of service as their compensation for being a Board member. No cash compensation is provided other than reimbursement for travel costs to attend meetings. The following table sets forth compensation paid or awarded to, or earned by, each of our directors (except for Mr. Okonsky, whose compensation is disclosed under “Executive Compensation—Summary Compensation Table” below) during 2021:

Name	Option Awards	Other Compensation	Total
Jonathan Foster(1)	$87,885	—	$87,885
John Kim(2)	$73,200	—	$73,200
Karin-Joyce Tjon(3)	$45,293	—	$45,293
Adrian James	—	$7,404,539(4)	$7,404,539

_____________________

(1)	In May 2021, Mr. Foster was awarded 75,000 stock options, at an exercise price of $1.00 and vest over twelve months, all of which were outstanding as of December 31, 2021. The dollar amount included in the column Option Awards is the grant date fair value of the stock options under FASB ASC Topic 718.
(2)	In July 2021, Mr. Kim was awarded 62,500 stock options, at an exercise price of $1.00 and vest over twelve months, all of which were outstanding as of December 31, 2021. The dollar amount included in the column Option Awards is the grant date fair value of the stock options under FASB ASC Topic 718.
(3)	In August 2021, Ms. Tjon was awarded 68,760 stock options, at an exercise price of $3.00 and vest over twelve months, all of which were outstanding as of December 31, 2021. The dollar amount included in the column Option Awards is the grant date fair value of the stock options under FASB ASC Topic 718.
(4)	Represents the grant date fair value of warrants under FASB ASC Topic 718 issued pursuant to a consulting agreement with Highbridge Consultants, LLC (“Highbridge”), an entity controlled by Mr. James. On August 28, 2020, we entered into a consulting agreement with Highbridge pursuant to which Mr. James provides us with services. In consideration for entering into the consulting agreement, we issued Highbridge a ten-year warrant to purchase our common stock at an exercise price of $0.004 per share. The number of shares of common stock issuable pursuant to the warrant was based on the number of shares of our common stock outstanding at the time of exercise and provided that Highbridge would receive 25% of our shares of common stock outstanding at the time of exercise on a fully diluted basis. On March 26, 2021, Highbridge entered into an amendment to the consulting agreement agreeing to exchange the original warrant for a new ten-year warrant to purchase 6,250,000 shares of common stock at an exercise price of $0.98. On December 20, 2021, Highbridge exercised all of its warrants on a cashless basis and the Company issued 5,507,575 shares of common stock to Highbridge. Amounts in the table do not reflect amounts that may be earned by Highbridge upon certain fundamental transactions involving the Company or upon the occurrence of the Company achieving a market capitalization of $300 million. See “Certain Relationships and Related Party Transactions and Director Independence—Pink Possum, LLC and Highbridge Consultants, LLC” for additional information.

Executive Compensation

Our named executive officers named in the Summary Compensation Table (such executive officers are referred to herein as the “Named Executive Officers” or “NEOs”) for 2021, which consist of all individuals serving as our principal executive officer during the year and the Company’s two other most highly compensated executive officers, are:

•	Jordan Davis, CEO;
•	Greg Endo, CFO;
•	Christian Okonsky, CTO; and
•	Andrew Leisner, former CEO.

Summary Compensation Table

The following table presents summary information regarding the total compensation awarded to, earned by and paid to our NEOs for the years ended December 31, 2021 and 2020:

Name and Principal Position	Year	Salary ($)	Stock Awards ($)(1)	All other compensation ($)	Total ($)
Jordan Davis, CEO	2021	76,667	294,409	28,435(2)	399,511

Greg Endo, CFO	2021	108,032	365,094	10,500(2)	483,626

Andrew Leisner, Former CEO(3)	2021	131,250	4,850	48,000(2)	184,100
	2020	28,269	353,250	4,500(2)	386,019

Christian Okonsky, CTO	2021	—		5,684,935(1)(4)	5,684,935(1)(4)
	2020	—		59,606(4)	59,606(4)

(1)	Represents the full grant date fair value of the stock awards calculated in accordance with FASB ASC Topic 718. These amounts do not necessarily correspond to the actual value that may be realized by the NEO. For a summary of the assumptions made in the valuation of the awards, please see Notes 7 and 8 to our financial statements as of December 31, 2021 contained in the Original Filing.
(2)	Represents amounts paid in connection with a housing allowance for each officer, a $37,500 bonus paid to Mr. Leisner in 2021 and a $25,000 relocation allowance paid for Mr. Davis.
(3)	Mr. Leisner resigned in July 2021 and the 2021 compensation does not include 187,500 stock options granted to him in May 2021 that were canceled upon his resignation. Since August 2021, Mr. Leisner has served on an advisory committee and was granted 5,000 stock options in August 2021 in connection with this role which value is included in his 2021 compensation.
(4)	Amount includes $57,485 paid to an entity controlled by Mr. Okonsky. Amount also includes the grant date fair value of warrants totaling $5,627,450 under FASB ASC Topic 718 issued pursuant to a consulting agreement with Pink Possum, LLC (“Pink Possum”), an entity controlled by Mr. Okonsky. On August 28, 2020, we entered into a consulting agreement with Pink Possum pursuant to which Mr. Okonsky provides us with services. In consideration for entering into the consulting agreement, we issued Pink Possum a ten-year warrant to purchase our common stock at an exercise price of $0.004 per share. The number of shares of common stock issuable pursuant to the warrant was based on the number of shares of our common stock outstanding at the time of exercise and provided that Pink Possum would receive 18.75% of our shares of common stock outstanding at the time of exercise on a fully diluted basis. On March 26, 2021, Pink Possum entered into an amendment to the consulting agreement agreeing to exchange the original warrant for a new ten-year warrant to purchase 4,750,000 shares of common stock at an exercise price of $0.98. Amounts in the table do not reflect amounts that may be earned by Pink Possum upon certain fundamental transactions involving the Company or upon the occurrence of the Company achieving a market capitalization of $300 million. See “—Narrative Disclosure to Summary Compensation Table—Consulting Agreement with Christian Okonsky, Co-Founder and CTO” for additional information.

Narrative Disclosure to Summary Compensation Table

General

We have compensated our NEOs through a combination of base salary, cash bonuses, equity awards and other benefits, including certain perquisites. Each of our NEOs has substantial responsibilities relating to our day-to-day operations.

Base Salary

The Compensation Committee reviews and approves base salaries of our NEOs. In setting the base salary of each NEO for the periods presented above, the Compensation Committee relied on market data. The Compensation Committee also may retain independent consultants as it deems appropriate. Salary levels are typically considered annually as part of our regularly scheduled performance review process and otherwise upon a promotion or other change in job responsibility.

Bonus

Our NEOs are also eligible to receive an annual bonus as a percentage of base salary based on our achievement of various metrics. Annual incentive awards are intended to recognize and reward those NEOs who contribute meaningfully to our performance for the corresponding year. Our Board has discretion to determine whether and in what amounts or form (cash or stock) any such bonuses will be paid in a given year.

Equity Awards

The stock option awards reflected in the table above were issued pursuant to the Volcon, Inc., 2021 Stock Plan (the “2021 Stock Plan”), which, as described more fully below, allows the Compensation Committee to establish the terms and conditions of the awards, subject to the plan terms. In January 2021, we adopted the 2021 Stock Plan, which permits either the Compensation Committee or our entire Board, for the period prior to the establishment of the Compensation Committee, to grant stock options. We believe these awards to our executive officers help align the interests of management and our stockholders and reward our executive officers for improved Company performance.

401(k) Retirement Plan

The Company participates in a 401(k) plan that allows all employees, including NEOs, to contribute part of their compensation, up to specified IRS limitations. To date the Company has not provided any matching contributions to the 401(k) plan.

Health and Welfare Benefits

Our NEOs are eligible to participate in the same benefit plans designed for all of our full-time employees, including health, dental, vision, disability and basic group life insurance coverage. The purpose of our employee benefit plans is to help us attract and retain quality employees, including executives, by offering benefit plans similar to those typically offered by our competitors.

Perquisites

We provide our NEOs with a limited number of perquisites that we believe are reasonable and consistent with our overall compensation program to enable us to attract and retain superior employees for key positions. The perquisites received by our NEOs in 2021 and 2020 included housing, relocation and mobile phone allowances.

Agreements with NEOs

We have entered into an employment agreement with our CEO, Jordan Davis, CFO, Greg Endo, Chief Operating Officer, and our former CEO, Andrew R. Leisner and a Consulting Agreement with an entity controlled by our CTO and co-founder, Christian Okonsky.

Employment Agreement with Jordan Davis, CEO

On August 5, 2021, we entered into an employment agreement with Jordan Davis pursuant to which Mr. Davis agreed to serve as our CEO commencing August 23, 2021 on an at-will basis. The agreement provides for an initial annual base salary of $230,000, and for the first year of his employment Mr. Davis will receive $9,000 in living expenses. Mr. Davis received a moving allowance of $25,000 which is repayable to the Company if Mr. Davis voluntarily terminates his employment less than 12 months before the effective date of his employment agreement. Pursuant to the agreement, Mr. Davis is eligible to receive an annual bonus of $172,500 based on the achievement milestone approved by our Board ($31,334 was approved by the Compensation Committee based on Company’s attainment of its 2021 goals and 2021 employment service period). Pursuant to the agreement, Mr. Davis was granted a ten-year option to purchase 450,000 shares at an exercise price of $3.00 per share. The option vests in three (3) equal installments on each of the succeeding three (3) anniversary dates of the execution of the employment agreement, provided Mr. Davis is employed on such vesting date. In the event of a “change of control” (as defined in the employment agreement) prior to the final vesting of all of the options, all of the unvested options shall immediately vest; provided, however, in the event the acquiring party desires to replace the unvested options with a substitute grant of equal or greater value, such proposed substitution shall be submitted to the Compensation Committee, and the Compensation Committee shall decide whether to allow the unvested options to vest or whether to cancel the unvested options and replace them with the substitute grant proposed by the acquiring party.

If Mr. Davis’ employment is terminated at our election without “cause” (as defined in the agreement), Mr. Davis shall be entitled to receive severance payments equal to six (6) months of Mr. Davis’ base salary and he shall also receive the prior year’s bonus, if not yet paid, payable at no less than target. In addition, if Mr. Davis’ employment during a “covered period,” which is defined as the period commencing 30 days prior to a change in control and ending 12 months following a change in control, Mr. Davis shall be entitled to receive 12 months of severance, and an acceleration of the vesting of the option grant described in the prior paragraph.

Employment Agreement with Greg Endo, CFO

Effective June 7, 2021, we entered into an employment agreement with Greg Endo pursuant to which Mr. Endo agreed to serve as our CFO commencing on such date. The employment agreement provides for an initial annual salary of $190,000, and for the first year of his employment Mr. Endo will receive $18,000 in living expenses. Mr. Endo will receive a moving allowance of $15,000 when he relocates to the Austin, Texas area. Mr. Endo may receive an annual bonus, provided that the final determination on the amount of the annual bonus, if any, will be made by the Compensation Committee, based on criteria established by the Compensation Committee. The targeted annual bonus for 2021 was $125,000 ($36,154 was approved by the Compensation Committee based on Company’s attainment of its 2021 goals and employment service period). Pursuant to the agreement, Mr. Endo was granted a ten-year option to purchase 312,500 shares at an exercise price of $1.00 per share. The option vests in three (3) equal installments on each of the succeeding three (3) anniversary dates of the execution of the employment agreement, provided Mr. Endo is employed on such vesting date. In the event of a “change of control” (as defined in the 2021 Stock Plan) prior to the final vesting of all of the options, all of the unvested options shall immediately vest; provided, however, in the event the acquiring party desires to replace the unvested options with a substitute grant of equal or greater value, such proposed substitution shall be submitted to the Compensation Committee, and the Compensation Committee shall decide whether to allow the unvested options to vest or whether to cancel the unvested options and replace them with the substitute grant proposed by the acquiring party.

If Mr. Endo’s employment is terminated at our election without “cause” (as defined in the employment agreement), Mr. Endo shall be entitled to receive severance payments equal to six months of Mr. Endo’s base salary and he shall also receive the prior year’s bonus, if not yet paid, payable at no less than target. In addition, if Mr. Endo’s employment is terminated during a “covered period,” which is defined as the period commencing 30 days prior to a change in control and ending 12 months following a change in control, Mr. Endo shall be entitled to receive 12 months of severance, and an acceleration of the vesting of the option grant described in the prior paragraph.

Consulting Agreement with Christian Okonsky, Co-Founder and CTO

On August 28, 2020, we entered into a consulting agreement with Pink Possum, an entity controlled by Mr. Okonsky, pursuant to which Mr. Okonsky provides us with services. In consideration for entering into the consulting agreement, we issued the entity a ten-year warrant to purchase our common stock at an exercise price of $0.004 per share. The number of shares of common stock issuable pursuant to the warrants was based on the number of shares of our common stock outstanding at the time of exercise and provided that Pink Possum would receive 18.75% of our shares of common stock outstanding at the time of exercise on a fully diluted basis. On March 26, 2021, Pink Possum entered into an amendment to the consulting agreements agreeing to exchange the original warrant for a new ten-year warrant to purchase 4,750,000 of common stock at an exercise price of $0.98.

In addition, pursuant to the consulting agreement upon the occurrence of a Fundamental Transaction (as defined below) for an aggregate gross sales price of $100.0 million or more, Pink Possum will receive a cash payment equal to 1% of such gross sales price. For the purposes of the consulting agreement, “Fundamental Transaction” means any of the following: (i) a consolidation or merger involving the Company if the holders of the voting securities of the Company that are outstanding immediately prior to the consummation of such consolidation or merger do not, immediately after the consummation of such consolidation or merger, hold voting securities that collectively possess at least a majority of the voting power of all the outstanding securities of the surviving entity of such consolidation or merger or such surviving entity’s parent entity; (ii) a transfer or issuance (in a single transaction or series of related transactions) by one or more of the Company and its stockholders to one person or to any group of persons acting in concert, of shares of the Company’s capital stock then collectively possessing 50% or more of the voting power of all then outstanding shares of the Company’s capital stock (computed on an as-converted to common stock basis); or (iii) any sale, license, lease, assignment or other disposition of all or substantially all of the assets of the Company. Furthermore, commencing upon the completion of the Company’s initial public offering of the shares of our common stock, if our market capitalization exceeds $300.0 million for a period of 21 consecutive trading days, the entity will receive an additional cash payment equal to $15.0 million; provided that we will have the right, in our sole discretion, to make the foregoing $15.0 million payment by the issuance of shares of our common stock. The foregoing amounts will be payable to Pink Possum if the above milestones occur any time prior to the ten-year anniversary of original consulting agreement, or August 28, 2030.

Employment Agreement with Andrew R. Leisner, Former CEO

On September 28, 2020, we entered into an employment agreement with Andrew Leisner pursuant to which Mr. Leisner agreed to serve as our CEO commencing October 5, 2020 on an at-will basis. The agreement provided for an initial annual base salary of $225,000, and for the first year of his employment Mr. Leisner received $18,000 in living expenses. In addition, Mr. Leisner received a restricted stock unit award of 187,500 shares vesting 62,500 per year over a three-year period. In May 2021, Mr. Leisner also received a grant of 187,500 stock options with an exercise price of $1.00 per share vesting 62,500 per year over a three-year period beginning with his employment date. Mr. Leisner resigned in July 2021 and his options and restricted stock units were forfeited upon his resignation. Mr. Leisner has agreed to serve on an advisory committee for the Company and he received a grant of 5,000 stock options with an exercise price of $3.00 that will vest over one (1) year beginning in July 2021 for his participation on this committee. Mr. Leisner has agreed not to compete with us until six (6) months after the termination of his employment.

2021 Stock Plan

The 2021 Stock Plan was adopted by our Board in January 2021 and approved by our stockholders on March 24, 2021. The Compensation Committee, or our entire Board for the period prior to the establishment of our Compensation Committee, grants incentive awards to our eligible NEOs, directors, employees, and certain consultants under our 2021 Stock Plan in order to align the interests of our management team and employees with the interests of our stockholders and to create substantial incentives for the team to achieve our long-term goals. These awards enable us to provide competitive compensation to help in the recruitment of executives and employees and also, through vesting provisions, help to promote retention and long-term service of executives and key employees. During 2021, the Compensation Committee granted awards of restricted stock units, stock options and common stock grants totaling 2,427,802 shares under the 2021 Stock Plan. Under the terms of outstanding awards, all unvested shares will lapse and be forfeited upon the termination of the participant’s employment with the Company.

Outstanding Equity Awards

The following table sets forth certain information concerning our outstanding options for our NEOs on December 31, 2021:

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
Jordan Davis	—	450,000	$3.00	8/23/2031
Greg Endo	—	312,500	$1.00	6/7/2031
Andrew Leisner(1)	—	5,000	$3.00	8/3/2031
Christian Okonsky(2)	—	—

(1)	Mr. Leisner resigned in July 2021. He currently serves on an advisory committee.
(2)	Does not include a warrant issuable pursuant to a consulting agreement with an entity controlled by Mr. Okonsky. See “—Narrative Disclosure to Summary Compensation Table—Consulting Agreement with Christian Okonsky, Co-Founder and CTO” for additional information.

Compensation Committee Interlocks and Insider Participation

None of the members of our Compensation Committee are or have been one of our officers or employees. In addition, none of our executive officers serves or has served as a member of the compensation committee or other board committee performing equivalent functions of any entity that has one or more executive officers serving as one of our directors or on our Compensation Committee.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Beneficial Ownership of Common Stock

The following table sets forth information regarding the beneficial ownership of our common stock as of April 25, 2022:

•	each person or group known by us to own beneficially more than five percent (5%) of the outstanding shares of common stock;
•	each of our directors;
•	each of our NEOs; and
•	all of our directors and executive officers as a group.

We have determined beneficial ownership in accordance with the rules of the SEC. These rules generally provide that a person is the beneficial owner of securities if such person has or shares the power to vote or direct the voting of securities, or to dispose or direct the disposition of securities, or has the right to acquire such powers within 60 days through (i) the exercise of any option or warrant, (ii) the conversion of a security, (iii) the power to revoke a trust, discretionary account or similar arrangement or (iv) the automatic termination of a trust, discretionary account or similar arrangement. Except as otherwise indicated, we believe that the beneficial owners of common stock listed below, based on the information each of them has given to us, have sole investment and voting power with respect to their shares, except where community property laws may apply. Except as otherwise noted below, the address for each person or entity listed in the table is c/o Volcon, Inc., 2590 Oakmont Drive, Suite 520, Round Rock, Texas 78665.

Name	Number of Shares Beneficially Owned	Percent of Class Beneficially Owned
Directors, Director Nominees and NEOs
Christian Okonsky(1)	5,048,750	17.48%
Jordan Davis	1,494	*
Greg Endo(2)	106,268	*
Adrian James(3)	6,694,575	27.74%
Jonathan P. Foster(4)	75,000	*
John Kim	—	*
Karin-Joyce Tjon	—	*
Andrew R. Leisner(5)	15,975	*
All Directors, Director Nominees and NEOs as a Group (8 Persons)(6)	11,942,062	41.10%
*	Denotes less than 1%.
(1)	Consists of (i) a warrant to purchase 4,750,000 shares of common stock at an exercise price of $0.98 per share held by Pink Possum, LLC, for which Mr. Okonsky is the sole member and sole manager; and (ii) 330,031 shares of common stock held by Mr. Okonsky. Mr. Okonsky, directly and/or indirectly, possess the sole power to vote and the sole power to direct the disposition of all securities of Volcon held by Pink Possum, LLC.
(2)	Consists of (i) 2,101 shares of common stock granted on March 1, 2022 and (ii) 104,167 stock options with an exercise price of $1.00 per share that will vest on June 7, 2022.
(3)	Consists of (i) 5,457,575 shares of common stock held by Highbridge, for which Mr. James is the sole member and sole manager; (ii) 430,000 shares of common stock held by ALS Investments, LLC (“ALS”), for which Mr. James is the sole member and sole manager; (iii) 375,000 shares of common stock held by Svenska Investments LLC (“Svenska”), for which Mr. James is the sole manager and his Individual Retirement Account is the sole member; (iv) 244,400 shares of common stock held by Vanguard Financial Trust (“Vanguard”), for which Mr. James is the sole trustee and beneficiary; (v) 187,500 shares of common stock held by Park 10 Investments LLC (“Park”), for which Mr. James is the sole member and sole manager, and (vi) 100 shares of common stock held by ASJ Living Trust (“ASJ”) for which Mr. James is the sole trustee. Mr. James, directly and/or indirectly, possesses the sole power to vote and the sole power to direct the disposition of all securities of Volcon held by Highbridge, ALS, Svenska, Vanguard, Park and ASJ.
(4)	Consists of 75,000 stock options with an exercise price of $1.00 per share that will vest on May 19, 2022.
(5)	Mr. Leisner resigned as the Company’s CEO in July 2021.
(6)	Includes warrants for Mr. Okonsky as noted in (1) above.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table summarizes information about the Company’s equity compensation plans as of December 31, 2021.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities in Column (a))
	(a)	(b)	(c)
Equity Compensation Plans Approved by Security Holders	2,358,668(1)	$2.77	479,953(2)
Equity Compensation Plans Not Approved by Security Holders	5,174,209(3)(4)(5)	$1.16	—
Total	7,532,877	$1.67	479,953

(1)	Includes 44,623 shares (of a possible total of 87,493 reserved as of December 31, 2021) approved for issuance by the Compensation Committee of the Board on February 28, 2022 for achievement of the Company’s second half 2021 goals.
(2)	Includes 42,870 shares reserved for issuance as of December 31, 2021 but not issued for second half 2021 goals.
(3)	On August 28, 2020, we entered into consulting agreements with Pink Possum, an entity controlled by Mr. Okonsky, and Highbridge, an entity controlled by Mr. James, pursuant to which Messrs. Okonsky and James provide us with services. In consideration for entering into the consulting agreements, we issued the two entities ten-year warrants to purchase our common stock at an exercise price of $0.004 per share. The number of shares of common stock issuable pursuant to the warrants was based on the number of shares of our common stock outstanding at the time of exercise and provided that Pink Possum and Highbridge would receive 18.75% and 25%, respectively, of our shares of common stock outstanding at the time of exercise on a fully diluted basis. On March 26, 2021, Pink Possum and Highbridge entered into amendments to the consulting agreements agreeing to exchange the original warrants for new ten-year warrants to purchase 4,750,000 and 6,250,000 shares, respectively, of common stock at an exercise price of $0.98. The warrants for Highbridge were exercised in December 2021 on a cashless basis for 5,507,575 shares of common stock.
(4)	As additional compensation to Aegis, upon consummation of our initial public offering, we issued to Aegis warrants to purchase 151,250 shares of common stock, at an exercise price of $6.88 per share (the “Underwriter Warrants”). The Underwriter Warrants and the underlying shares of common stock will not be sold, transferred, assigned, pledged, or hypothecated, or be the subject of any hedging, short sale, derivative, put, or call transaction that would result in the effective economic disposition of the Underwriter Warrants by any person for a period of 180 days beginning on the date of commencement of sales of the initial public offering in compliance with FINRA Rule 5110. The Underwriter Warrants will be exercisable from the date that is six months from the commencement of the sales of our initial public offering and will expire four years and six months after such date in compliance with FINRA Rule 5110(g)(8)(A). Furthermore, (i) the Underwriter Warrants do not have more than one demand registration right at our Company’s expense in compliance with FINRA Rule 5110(g)(8)(B); (ii) the Underwriter Warrants do not have a demand registration right with a duration of more than five years from the commencement of sales of the public offering in compliance with FINRA Rule 5110(g)(8)(C); (iii) the Underwriter Warrants do not have piggyback registration rights with a duration of more than seven years from the commencement of sales of the public offering in compliance with FINRA Rule 5110(g)(8)(D); and (iv) the Underwriter Warrants have anti-dilution terms that are consistent with FINRA Rule 5110(g)(8)(E) and (F).
(5)	As compensation to certain investors, upon consummation of our Series A and Series B preferred stock issuances, certain investors were issued fully vested warrants with five year terms to purchase 79,775 shares of Series A preferred stock at $2.57 per share and 197,277 shares of Series B preferred stock at $3.80 per share. Upon completion of an initial public offering of the Company’s common stock, such warrants converted to shares of the Company’s common stock. In October 2021, upon completion of the Company’s initial public offering, warrants totaling 248,268 shares of common stock were exercised on a cashless basis, and the Company issued 170,257 shares of common stock for the exercise of these warrants.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

In addition to the compensation arrangements with directors and executive officers described in the section titled “Executive Compensation” above, the following is a description of transactions since January 1, 2021 to which we have been a party in which the amount involved exceeded or will exceed $120,000, and in which any of our directors (including nominees for election as directors), executive officers or beneficial holders of five percent (5%) or more of our capital stock, or their respective immediate family members or entities affiliated with them, had or will have a direct or indirect material interest.

Policies and Procedures Regarding Related Party Transactions

Our Audit Committee charter requires that our Audit Committee review and approve in advance any related party transaction. This covers, with certain exceptions set forth in Item 404 of Regulation S-K under the Securities Act, any transaction, arrangement or relationship, or any series of similar transactions, arrangements or relationships in which we were or are to be a participant (whether or not we are a direct party to the transaction), where the amount involved exceeds $120,000 and a related person had or will have a direct or indirect material interest, including, without limitation, purchases of goods or services by or from the related person or entities in which the related person has a material interest, indebtedness, guarantees of indebtedness and employment by us of a related person. All of the transactions described in this section occurred prior to the creation of our audit committee and the adoption of this policy, and, as such, they were not conducted on an arms’ length basis. Our related parties include our directors (including nominees for election as directors), executive officers, beneficial owners of five percent (5%) or more of our voting securities and immediate family members of any of the foregoing or any entity that any of them controls or in which any of them has a substantial beneficial ownership interest.

Liberty Hill Lease

In November 2020, we entered into an operating lease with an entity controlled by our founders, Messrs. Okonsky and James, for our future production facility in Liberty Hill, Texas. The lease has a lease term of five (5) years, and monthly payments ranging from approximately $15,000 per month to $17,000 per month over the lease term beginning when a certificate of occupancy is received. In February 2021, we entered into an amendment of the above lease to expand the leased premises. We paid an additional security deposit of $139,230 and additional prepaid rent of $315,588. The total minimum lease payments under the amended lease total approximately $3,930,170.

In October 2021, the Company began discussions for an additional amendment to the lease, which would result in the monthly payment increasing to $100,000 for the first year of the lease and increasing annually throughout the term of the lease to $107,000 in the final year. Monthly payments for the initial lease and the amended agreement begin at the time a certificate of occupancy is received by the landlord.

The Company evaluated the cost of this facility in relation to other lower cost options and determined that it would be in the best interest of the Company to terminate this agreement. The Company presented this conclusion to the board of directors on April 5, 2022. The Company is currently in negotiations to determine the amount of the security deposit and prepaid rent that will be returned to the Company as certain survey, architecture and construction design costs were incurred that will be paid by the Company.

Sustainability Initiatives, LLC

In June 2020, we entered into a services agreement with Sustainability Initiatives, LLC (“SI”), an entity controlled by Mr. Okonsky, for accounting, graphics, marketing services and other services. This agreement, which had a term of one (1) year and was not renewed, required us to pay SI a service fee based on hours worked with a minimum monthly fee of $5,000. During the term of the agreement, we paid SI a total of $60,000.

In June 2021, we entered into a sublease agreement with SI for office space. The sublease term is for one (1) year and requires us to make monthly payments of $2,000. The sublease automatically renews annually unless either party provides 90 days’ written notice to terminate the agreement.

Pink Possum, LLC and Highbridge Consultants, LLC

On August 28, 2020, we entered into consulting agreements with Pink Possum, an entity controlled by Mr. Okonsky, and Highbridge, an entity controlled by Mr. James, pursuant to which Messrs. Okonsky and James provide us with services. In consideration for entering into the consulting agreements, we issued the two entities ten-year warrants to purchase our common stock at an exercise price of $0.004 per share. The number of shares of common stock issuable pursuant to the warrants was based on the number of shares of our common stock outstanding at the time of exercise and provided that Pink Possum and Highbridge would receive 18.75% and 25%, respectively, of our shares of common stock outstanding at the time of exercise on a fully diluted basis. On March 26, 2021 and March 25, 2021, respectively, Pink Possum and Highbridge entered into amendments to the consulting agreements agreeing to exchange the original warrants for new ten-year warrants to purchase 4,750,000 and 6,250,000 shares, respectively, of common stock at an exercise price of $0.98. During the quarter ended March 31, 2021, we recognized compensation expenses of $5.6 million and $7.4 million for the warrants issued to Pink Possum and Highbridge, respectively. On December 20, 2021, Highbridge exercised all of its warrants on a cashless basis and the Company issued 5,507,575 shares of common stock to Highbridge.

In addition, pursuant to the consulting agreements, upon the occurrence of a Fundamental Transaction (as defined below) for an aggregate gross sales price of $100.0 million or more, each entity will receive a cash payment equal to 1% of such gross sales price. For the purposes of the consulting agreements, “Fundamental Transaction” means any of the following: (i) a consolidation or merger involving the Company if the holders of the voting securities of the Company that are outstanding immediately prior to the consummation of such consolidation or merger do not, immediately after the consummation of such consolidation or merger, hold voting securities that collectively possess at least a majority of the voting power of all the outstanding securities of the surviving entity of such consolidation or merger or such surviving entity’s parent entity; (ii) a transfer or issuance (in a single transaction or series of related transactions) by one or more of the Company and its stockholders to one person or to any group of persons acting in concert, of shares of the Company’s capital stock then collectively possessing 50% or more of the voting power of all then outstanding shares of the Company’s capital stock (computed on an as-converted to common stock basis); or (iii) any sale, license, lease, assignment or other disposition of all or substantially all of the assets of the Company. Furthermore, commencing upon the completion of our initial public offering of the shares of our common stock, if our market capitalization exceeds $300.0 million for a period of 21 consecutive trading days, each of the entities will receive an additional cash payment equal to $15.0 million; provided that we will have the right, in our sole discretion, to make the foregoing $15.0 million payment by the issuance of shares of our common stock. The foregoing amounts will be payable to the entities if the above milestones occur any time prior to the ten-year anniversary of original consulting agreements, or August 28, 2030.

Round Rock Sublease

We subleased one of our Round Rock, Texas, facilities from a company owned by our former Chief Operating Officer, Bruce Riggs, and his spouse. The lease was on a month-to-month basis and required us to make a monthly payment of $11,500, which includes trash service. The lease was cancelable with 90-days’ notice. In January 2022, the Company entered into a lease assignment with the ultimate landlord of the facility and beginning February 2022, the sublease is no longer effective as the Company is now leasing the facility directly from the ultimate landlord through December 31, 2023.

Director Independence

Pursuant to Rule 5605(b)(1) of the NASDAQ listing standards, a majority of the members of the Board must be “independent directors” as that term is defined by Nasdaq Rule 5605(a)(2). Our Board has evaluated the independence of its members based upon the applicable SEC rules and NASDAQ director independence standards. Applying these standards, our Board has affirmatively determined that Messrs. Foster and Kim and Ms. Tjon are “independent directors” under the applicable rules. We have determined that Mr. Okonsky is not an “independent director” under the applicable rules.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table shows the fees paid or accrued by the Company for the audit and other services provided by MaloneBailey, LLP during fiscal years 2021 and 2020:

MaloneBailey, LLP	2021	2020
Audit Fees	$145,000	$20,000
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	26,500	5,000
Total	$171,500	$25,000

Audit Fees incurred in fiscal years 2021 and 2020 include fees related to professional services for the audit of the Company’s annual consolidated financial statements, quarterly review of financial statements, and audit services provided in connection with other statutory and regulatory filings. Audit-Related Fees incurred in fiscal year 2021 and 2020 include agreed upon procedures for attestation services. All Other Fees are fees billed in conjunction with our initial public offering. The Audit Committee has reviewed summaries of the services provided and the related fees and has determined that the provision of non-audit services is compatible with maintaining the independence of MaloneBailey, LLP.

Audit Committee Pre-Approval Policies and Procedures

The Audit Committee’s policy is to pre-approve all audit and permitted non-audit services, except that de minimis non-audit services, as defined in Section 10A(i)(1) of the Exchange Act, may be approved prior to the completion of the independent auditor’s audit. All of the 2021 services described above since our initial public offering were pre-approved by the Audit Committee.

PART IV

ITEM 15. EXHIBIT AND FINANCIAL STATEMENT SCHEDULES

(d)

Exhibit Number	Description
3.1**	Amended and Restated Certificate of Incorporation of Volcon, Inc. (incorporated by reference to exhibit 3.1 of the Form 8-K filed October 8, 2021)
3.2**	Amended and Restated Bylaws of Volcon, Inc. (incorporated by reference to exhibit 3.2 of the Form S-1 file number 333-259468)
4.1**	Form of common stock (incorporated by reference to exhibit 4.1 of the Form S-1 file number 333-259468)
4.2**	Form of Warrant issued to Pink Possum, LLC and Highbridge Consulting, LLC (incorporated by reference to exhibit 4.2 of the Form S-1 file number 333-259468)
4.3**	Form of Underwriter Warrant (incorporated by reference to exhibit 4.3 of the Form S-1 file number 333-262343)
10.1**	2021 Stock Plan of Volcon, Inc., as amended (incorporated by reference to exhibit 10.1 of the Form S-1 file number 333-259468)
10.2**	Consulting Agreement, as amended, between Volcon, Inc. and Pink Possum, LLC (incorporated by reference to exhibit 10.2 of the Form S-1 file number 333-259468)
10.3**	Consulting Agreement, as amended, between Volcon, Inc. and Highbridge Consulting, LLC (incorporated by reference to exhibit 10.3 of the Form S-1 file number 333-259468)
10.4**	Lease Agreement dated November 20, 2020, as amended between Volcon, Inc. and Alexander EV Park, LLC (incorporated by reference to exhibit 10.4 of the Form S-1 file number 333-259468)
10.5†**	Employment Agreement between Volcon, Inc. and Greg Endo dated June 7, 2021 (incorporated by reference to exhibit 10.5 of the Form S-1 file number 333-259468)
10.6**	Sublease Agreement dated June 1, 2021 between Volcon, Inc. and Sustainability Initiatives, LLC (incorporated by reference to exhibit 10.6 of the Form S-1 file number 333-259468)
10.7†**	Employment Agreement between Volcon, Inc. and Jordan Davis dated August 5, 2021 (incorporated by reference to exhibit 10.8 of the Form S-1 file number 333-259468)
14.1**	Business Ethics and Conduct Policy dated October 1, 2021 (incorporated by reference to exhibit 14.1 of the Form 10-K filed March 23, 2022)
21.1**	List of subsidiaries (incorporated by reference to exhibit 21.1 of the Form S-1 file number 333-259468)
23.1**	Consent of MaloneBailey LLP
31.1*	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.
31.2*	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.
32.1**	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS**	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH**	Inline XBRL Taxonomy Extension Schema Document
101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted in IXBRL, and included in exhibit 101).

______________________

*	Filed herewith.
**	Previously filed with Original Filing.
†	Indicates management contract or compensatory plan, contract or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VOLCON, INC.

SIGNATURE	TITLE	DATE

/s/ Jordan Davis	Chief Executive Officer and Director	April 29, 2022
Jordan Davis	(principal executive officer)

/s/ Greg Endo	Chief Financial Officer	April 29, 2022
Greg Endo	(principal financial and accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on April 29, 2022.

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

