Form 10-Q
period 2022-03-31
Volcon, Inc.
filed 2022-05-12
CIK 1829794

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The registrant had 24,207,622 shares of common stock outstanding at May 9, 2022.

PART I — FINANCIAL INFORMATION

ITEM 1. Financial Statements

VOLCON, INC.

CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2022	December 31, 2021

ASSETS
Current assets:
Cash	$13,999,965	$5,572,199
Accounts receivable	107,982	25,585
Inventory	3,728,446	2,209,015
Inventory deposits	1,587,656	1,981,397
Prepaid expenses and other current assets	1,749,570	1,092,860
Total current assets	21,173,619	10,881,057
Long term assets:
Property and equipment, net	921,835	809,734
Intangible assets, net	10,172	18,053
Other long-term assets	742,263	732,810
Right of use assets - operating leases	2,199,009	2,182,612

Total assets	$25,046,898	$14,624,265

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,489,200	$1,454,103
Accrued liabilities	1,863,240	771,631
Accrued purchase commitments	899,194	1,506,976
Current portion of notes payable	16,961	17,201
Right of use operating lease liabilities, short term	584,083	456,207
Customer deposits	1,060,724	2,277,607
Total current liabilities	5,913,402	6,483,725
Notes payable, net of discount and current portion	64,260	68,785
Right of use operating lease liabilities, long term	1,697,983	1,767,506
Total liabilities	7,675,645	8,320,017

COMMITMENTS AND CONTINGENCIES

Stockholders' equity:
Preferred stock: $0.00001 par value, 5,000,000 shares authorized, 2,900,000 shares designated no shares outstanding	–	–
Common stock: $0.00001 par value, 100,000,000 shares authorized, 24,109,244 shares issued and outstanding as of March 31, 2022, 17,309,187 issued and outstanding as of December 31, 2021	195	128
Additional paid-in capital	67,482,925	47,803,643
Accumulated deficit	(50,111,867)	(41,499,522)
Total stockholders’ equity	17,371,253	6,304,249

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$25,046,898	$14,624,265

The accompanying notes are an integral part of these unaudited consolidated financial statements.

VOLCON, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2022 AND 2021
(Unaudited)

	March 31,	March 31,
	2022	2021

Revenue	$1,184,502	$–
Cost of goods sold	(3,527,715)	–
Gross margin	(2,343,213)	–

Operating expenses:
Sales and marketing	1,014,906	343,279
Product development	2,495,712	1,560,115
General and administrative expenses	2,794,940	13,398,371
Total operating expenses	6,305,558	15,301,765

Loss from operations	(8,648,771)	(15,301,765)

Other income (expense)	41,117
Interest expense	(4,691)	(17,922)
Total other expense	36,426	(17,922)

Loss before provision for income taxes	(8,612,345)	(15,319,687)
Provision for income taxes	–	–

Net loss	$(8,612,345)	$(15,319,687)

Net loss per common share – basic	$(0.40)	$(7.69)
Net loss per common share – diluted	$(0.40)	$(7.69)

Weighted average common shares outstanding – basic	21,745,089	1,992,160
Weighted average common shares outstanding – diluted	21,745,089	1,992,160

The accompanying notes are an integral part of these unaudited consolidated financial statements.

VOLCON, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2021
(Unaudited)

	Common stock		Series A preferred stock		Series B preferred stock
	Number of		Number of		Number of		Additional paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	capital	deficit	Total

Balance at January 1, 2021	1,937,500	$8	–	$–	–	$–	$232,550	$(1,374,413)	$(1,141,855)

Proceeds from WeFunder offering, net of issuance costs of $53,500	–	–	–	–	–	–	2,205,440	–	2,205,440

Issuance of series A preferred stock, net of issuance costs of $205,470	79,750	–	415,287	4	–	–	2,464,504	–	2,464,508

Conversion of WeFunder offering to series A preferred stock	–	–	351,832	4	–	–	(4)	–	–

Conversion of SAFE Liability to series A preferred stock	–	–	424,269	4	–	–	1,999,996	–	2,000,000

Issuance of series B preferred stock, net of issuance costs of $70,803	–	–	–	–	457,688	5	4,276,688	–	4,276,693

Stock-based compensation	–	–	–	–	–	–	13,202,878	–	13,202,878

Net loss	–	–	–	–	–	–	–	(15,319,687)	(15,319,687)

Balance at March 31, 2021	2,017,250	$8	1,191,388	$12	457,688	$5	$24,382,051	$(16,694,100)	$7,687,976

VOLCON, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2022
(Unaudited)

	Common stock		Additional
	Number of		paid-in	Accumulated
	Shares	Amount	capital	deficit	Total

Balance at January 1, 2022	17,309,187	$128	$47,803,643	$(41,499,522)	$6,304,249

Issuance of common stock for public offering, net of issuance costs of $1,910,883	6,666,667	67	18,089,117	–	18,089,184

Issuance of common stock for exercise of warrants	6,247	–	–	–	–

Issuance of common stock for exercise of stock options and restricted options	82,520	–	15,000	–	15,000

Stock-based compensation	44,623		1,575,165	–	1,575,165

Net loss	–	–	–	(8,612,345)	(8,612,345)

Balance at March 31, 2022	24,109,244	$195	$67,482,925	$(50,111,867)	$17,371,253

The accompanying notes are an integral part of these unaudited consolidated financial statements.

VOLCON, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2022 AND 2021
(Unaudited)

	March 31,	March 31,
	2022	2021
Cash flow from operating activities:
Net loss	$(8,612,345)	$(15,319,687)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	1,575,165	13,202,878
Loss on disposal of tooling	–	140,000
Write off of intangible assets	6,427	–
Amortization of right of use assets	158,672	19,946
Depreciation and amortization	112,980	15,053
Changes in operating assets and liabilities:
Accounts receivable	(82,397)	(21,455)
Inventory	(1,519,431)	(172,890)
Inventory deposits	393,741	(394,451)
Prepaid assets and other current assets	(656,709)	67,582
Other assets	(9,453)	(657,449)
Accounts payable	35,097	85,164
Accrued liabilities	483,830	–
Right of use liabilities - operating leases	(116,716)	(36,135)
Customer deposits	(1,216,883)	74,250
Net cash provided by (used in) operating activities	(9,448,022)	(2,997,194)
Cash flow from investing activities:
Purchase of property and equipment	(223,632)	(107,701)
Purchase of intangible assets	–	(20,501)
Net cash used by investing activities	(223,632)	(128,202)
Cash flow from financing activities:
Repayment of notes payable	(4,764)	(1,795)
Proceeds from WeFunder offering, net of offering costs of $53,500	–	2,205,440
Proceeds from issuance of Series A preferred stock, net of $205,470 of issuance costs	–	2,464,508
Proceeds from issuance of Series B preferred stock, net of $890,026 of issuance costs	–	4,276,693
Proceeds from issuance of common stock from public offering, net of issuance costs of $1,910,803	18,089,184	–
Proceeds from exercise of stock options	15,000	–
Net cash provided by financing activities	18,099,420	8,944,846

NET CHANGE IN CASH	8,427,766	5,819,449
CASH AT BEGINNING OF PERIOD	5,572,199	536,082
CASH AT END OF PERIOD	$13,999,965	$6,355,531

The accompanying notes are an integral part of these unaudited consolidated financial statements.

7

VOLCON, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2022 AND 2021
(Unaudited)

	2022	2021
Supplemental disclosure of cash flow information:
Cash paid for interest	$3,060	$14,946
Cash paid for income taxes	$–	$–

Non-cash transactions
Conversion of SAFE liability to Series A preferred stock	$–	$2,000,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

VOLCON, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 – ORGANIZATION, NATURE OF OPERATIONS AND GOING CONCERN

Organization and Nature of Operations

Volcon, Inc. (“Volcon”) was formed on February 21, 2020, as a Delaware Corporation, under the name Frog ePowersports, Inc. The Company was renamed Volcon on October 1, 2020. Volcon is a developer and manufacturer of all-electric off road powersport vehicles.

On January 5, 2021, the Company created Volcon ePowersports, LLC, (“Volcon LLC”) a Colorado wholly owned subsidiary of the Company, to sell Volcon vehicles and accessories in the United States.

Going Concern

The accompanying interim consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has recurring losses and has generated negative cash flows from operations since inception and will need to obtain additional funding in 2022 to continue its operations. Due to these conditions, this raises substantial doubt about the Company’s ability to continue as a going concern. Management intends to finance operating costs over the next twelve months with loans or the sale of equity. The consolidated financial statements do not include any adjustments that may result should the Company be unable to continue as a going concern.

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

Impact of Russia and Ukraine Conflict

On February 24, 2022, Russia invaded Ukraine. The conflict between Russia and Ukraine could impact the availability of nickel, an element used in the production of lithium ion cells used in batteries that power our vehicles. The shortage of these cells could have an impact on our ability to produce vehicles to meet our customers’ demands. In addition, sanctions against Russia could impact the price of elements, including nickel, that are used in the production of batteries which would result in higher costs to produce our vehicles. These sanctions have also impacted the U.S. and global economy and could result in an economic recession which could cause a broader disruption to the Company’s supply chain and distribution network and customer demand for our products.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Unaudited Financial Information

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("US GAAP") and should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2021, which was filed with the Securities and Exchange Commission ("SEC") on March 23, 2022. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with GAAP have been omitted from this report on Form 10-Q pursuant to the rules and regulations of the SEC.

Results for the interim periods in this report are not necessarily indicative of future financial results and have not been audited by our independent registered public accounting firm. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments necessary to present fairly our interim consolidated financial statements as of March 31, 2022 and December 31, 2021, and for the three months ended March 31, 2022 and 2021. These adjustments are of a normal recurring nature and consistent with the adjustments recorded to prepare the annual audited consolidated financial statements as of December 31, 2021.

Basis of presentation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All intercompany accounts, transactions and balances have been eliminated in consolidation.

Stock Dividend

On July 27, 2021, the board of directors approved a common stock dividend of 1.5 shares for each share of common stock. The Company has accounted for this as a stock split since all common stock shares, warrants, options and restricted stock unit amounts and common stock per share amounts have been adjusted for this stock dividend. All periods presented have been adjusted to reflect this stock dividend. As a result of the stock dividend, Series A and Series B preferred stock converted at a ratio of 2.5 common shares for each preferred share outstanding upon completion of the Company’s initial public offering completed in October 2021.

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

Sales promotions and incentives. The Company provides for estimated sales promotions and incentives, which are recognized as a component of sales in measuring the amount of consideration the Company expects to receive in exchange for transferring goods or providing services. Examples of sales promotion and incentive programs include distributor fees, dealer co-op advertising and volume incentives. Sales promotions and incentives are estimated based on contractual requirements. The Company records these amounts as a liability in the balance sheet until they are ultimately paid. Adjustments to sales promotions and incentives accruals are made as actual usage becomes known to properly estimate the amounts necessary to generate consumer demand based on market conditions as of the balance sheet date.

Shipping and handling charges and costs. The Company records shipping and handling charged to the customer and related shipping costs as a component of cost of sales when control has transferred to the customer.

Product warranties

The Company provides a one-year warranty on vehicles, and a two-year warranty on the battery pack. The Company accrues warranty reserves at the time revenue is recognized. Warranty reserves include the Company’s best estimate of the projected cost to repair or to replace any items under warranty, based on actual warranty experience as it becomes available and other known factors that may impact the evaluation of historical data. The Company reviews its reserves quarterly to ensure that the accruals are adequate to meet expected future warranty obligations and will adjust estimates as needed. Factors that could have an impact on the warranty reserve include the following: changes in manufacturing quality, shifts in product mix, changes in warranty coverage periods, product recalls and changes in sales volume. Warranty expense is recorded as a component of cost of goods sold in the statement of operations and is recognized as a current liability.

Inventory and Inventory Deposits

The Company purchases parts and assembles the Grunt in a leased facility. Raw materials inventory costs include the cost of parts, including duties, tariffs and shipping. Work in process and finished goods include the cost of parts, labor and manufacturing overhead costs associated with the assembly of the vehicle. Finished goods also include accessories for the vehicle and branded merchandise such as hats and shirts.

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

Property and equipment

Property and equipment are valued at cost. Additions are capitalized and maintenance and repairs are charged to expense as incurred. Gains and losses on dispositions of equipment are reflected in operations. Depreciation is provided using the straight-line method over the estimated useful lives of the assets as follows:

Category	Estimated Useful Lives
Machinery, tooling and equipment	3-7 years
Vehicles	5 years
Internal use manufactured vehicles	1 year
Furniture & Fixtures	5 years
Computers	3 years

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

Leases

Right-of-use (“ROU”) assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. ROU assets and lease liabilities are recognized at the lease commencement date based on the estimated present value of lease payments over the lease term. Leases with an initial term of 12 months or less are not recorded on the balance sheet; the Company recognizes lease expense for these leases on a straight-line basis over the lease term. The Company does not separate non-lease components from the lease components to which they relate, and instead accounts for each separate lease and non-lease component associated with that lease component as a single lease component.

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

NOTE 3 – INVENTORY

Inventory consists of the following:

	March 31, 2022	December 31, 2021
Raw materials	$2,968,263	$1,822,306
Work in process	187,476	45,444
Finished goods	572,707	341,265
Total inventory	$3,728,446	$2,209,015

The Company has purchase commitments for future payments due for inventory where initial deposits were paid as of March 31, 2022. The total additional payments due subsequent to March 31, 2022 are $1,774,960.

NOTE 4 – LONG – LIVED ASSETS

Property and equipment

Property and equipment consist of the following:

	March 31, 2022	December 31, 2021
Machinery, tooling and equipment	$598,954	$554,378
Vehicles	156,648	148,460
Internal use manufactured vehicles	134,558	73,500
Fixtures & furniture	91,252	75,935
Leasehold improvements	91,212	60,248
Computers	128,130	88,610
	1,200,754	1,001,130
Less: Accumulated depreciation	(278,919)	(191,397)
Total property and equipment	$921,835	$809,734

Depreciation expense for the three months ended March 31, 2022 and 2021 was $111,527 and $14,328, respectively.

Intangible assets

Intangible assets consist of the following:

	March 31, 2022	December 31, 2021
Domain names	$17,438	$17,438
Software	–	13,125
	17,438	30,563
Less: Accumulated amortization	(7,266)	(12,510)
Total intangible assets	$10,172	$18,053

Amortization expense for the three months ended March 31, 2022 and 2021 was $1,453 and $725, respectively.

NOTE 5 – NOTES PAYABLE

Notes Payable

In December 2020, the Company entered into a financing arrangement for $75,702 with an interest rate of 8.64% for a vehicle. The Company will make monthly payments of $1,211 over 72 months. In April 2021, the Company entered into a financing arrangement for $30,942 with an interest rate of 7.64% for a vehicle. The Company will make monthly payments of $753 over 48 months.

The following table provides the maturities of these notes payable as of March 31, 2022:

Remainder of 2022	$17,764
2023	23,685
2024	23,685
2025	17,664
2026	14,654
Total future payments	97,452
Less: Interest	(15,634)
Total notes payable	81,818
Less current portion	(16,961)
Long-term notes payable	$64,857

NOTE 6 – RELATED PARTY TRANSACTIONS

The Company subleased warehouse and office space on a month to month basis from a company owned by a consultant who was also the Company’s former Chief Operating Officer and his spouse. Monthly rent was $11,120 and the Company could cancel the lease with a 90-day cancellation notice. In May 2021, the consultant became a salaried employee of the Company, however, in December 2021, the employee resigned from the Company. As of December 31, 2021, the Company continued to rent the warehouse and office space under the same terms.

In January 2022, the Company executed a lease assignment with the ultimate landlord of this facility. The lease will expire on December 31, 2023 and the monthly lease payment will be approximately $9,800. The Company paid the former Chief Operating Officer $15,317 to reimburse him for the security deposit on the lease of $9,453 plus $5,864 for leasehold improvements and equipment he installed in the facility. Total expense recognized to this related party for this lease for the three months ended March 31, 2022 and 2021 was $11,120 and $33,360, respectively.

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

In October 2021, the Company began discussions for an additional amendment to the lease, in anticipation of manufacturing the Stag at this location, which would result in the monthly payment increasing to $100,000 for the first year of the lease and increasing annually throughout the term of the lease to $107,000 in the final year. Monthly payments for the initial lease and the amended agreement begin at the time a certificate of occupancy is received by the landlord.

The Company evaluated the cost of this facility in relation to other lower cost options, including having a third-party manufacture the Stag, and determined that it would be in the best interest of the Company to terminate this agreement and informed the landlord that we would be terminating the lease on April 27, 2022. The Company is currently in negotiations to determine the amount of the security deposit and prepaid rent that will be returned to the Company as certain survey, architecture and construction design costs were incurred that will be paid by the Company.

In June 2021, the Company entered into an agreement with a company controlled by the Company’s Chairman and founding stockholder to lease office space for $2,000 per month for a period of one year. Total expense recorded for this lease for the three months ended March 31, 2022 was $6,000.

On August 28, 2020, the Company entered into consulting agreements with Pink Possum, LLC (“Pink Possum”) an entity controlled by Mr. Okonsky, and Highbridge Consultants, LLC (“Highbridge”), an entity controlled by Mr. James, pursuant to which Messrs. Okonsky and James provide the Company with services. In consideration for entering into the consulting agreements, the Company issued the two entities ten-year warrants to purchase the Company’s common stock at an exercise price of $0.004 per share. The number of shares of common stock issuable pursuant to the warrants was based on the number of shares of the Company’s common stock outstanding at the time of exercise and provided that Pink Possum and Highbridge would receive 18.75% and 25%, respectively, of the Company’s shares of common stock outstanding at the time of exercise on a fully diluted basis. On March 26, 2021 and March 25, 2021, respectively, Pink Possum and Highbridge entered into amendments to the consulting agreements agreeing to exchange the original warrants for new ten-year warrants to purchase 4,750,000 and 6,250,000 shares, respectively, of common stock at an exercise price of $0.98. During the quarter ended March 31, 2021, the Company recognized compensation expenses of $5.6 million and $7.4 million for the warrants issued to Pink Possum and Highbridge, respectively. On December 20, 2021, Highbridge exercised all of its warrants on a cashless basis and the Company issued 5,507,575 shares of common stock to Highbridge.

In addition, pursuant to the consulting agreements, upon the occurrence of a Fundamental Transaction (as defined below) for an aggregate gross sales price of $100.0 million or more, each entity will receive a cash payment equal to 1% of such gross sales price. For the purposes of the consulting agreements, “Fundamental Transaction” means any of the following: (i) a consolidation or merger involving the Company if the holders of the voting securities of the Company that are outstanding immediately prior to the consummation of such consolidation or merger do not, immediately after the consummation of such consolidation or merger, hold voting securities that collectively possess at least a majority of the voting power of all the outstanding securities of the surviving entity of such consolidation or merger or such surviving entity’s parent entity; (ii) a transfer or issuance (in a single transaction or series of related transactions) by one or more of the Company and its stockholders to one person or to any group of persons acting in concert, of shares of the Company’s capital stock then collectively possessing 50% or more of the voting power of all then outstanding shares of the Company’s capital stock (computed on an as-converted to common stock basis); or (iii) any sale, license, lease, assignment or other disposition of all or substantially all of the assets of the Company. Furthermore, commencing upon the completion of the Company’s initial public offering of the shares of our common stock, if the Company’s market capitalization exceeds $300.0 million for a period of 21 consecutive trading days, each of the entities will receive an additional cash payment equal to $15.0 million; provided that the Company will have the right, in its sole discretion, to make the foregoing $15.0 million payment by the issuance of shares of the Company’s common stock. The foregoing amounts will be payable to the entities if the above milestones occur any time prior to the ten-year anniversary of original consulting agreements, or August 28, 2030.

Also see “Note 7 -- Stockholders’ Equity” for a further discussion of the warrants issued to Pink Possum and Highbridge.

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

On February 1, 2022, the Company sold 6,666,667 shares of its common stock in a public offering at $3.00 per share. The Company received net proceeds of $18,089,184 after underwriter commissions and expenses of $1,910,803. The underwriter was also issued a warrant to purchase 333,334 shares of the Company’s common stock at an exercise price of $3.75 per share that expires five years from the date of issuance.

The underwriting agreement provided the underwriter with the option to sell an additional 1,000,000 shares (the “Overallotment”) which can be sold for up to 45 days subsequent to the completion of the offering at $3.00 per share. The underwriter did not exercise the option for the Overallotment.

The Company’s officers and directors agreed not to sell any shares for 90 days following this offering. The Company has agreed not to issue any shares for a period of twelve months following the offering, other than for the purposes of shares issued related to the 2021 Plan or for an acquisition or merger, without the consent of the underwriter.

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

In 2021, the Company designated 1,500,000 shares of preferred stock as Series B Preferred Stock, with a par value of $0.00001 per share and a stated value of $9.50 per share. The Series B Preferred Stock would receive dividends equivalent to any such dividends paid on common stock in the future, had no voting rights, and each share would automatically convert into 2.5 shares of common stock upon completion of the Company’s initial public offering. As of March 31, 2021, the Company completed the sale of 457,688 shares of Series B Preferred stock and received gross proceeds of $4,347,495 and paid expenses of $70,802. In May 2021, the Company completed the remaining sale of 648,139 shares of Series B Preferred Stock and received gross proceeds of $6,157,842 for these shares and paid expenses of $819,224. The Company issued 123,296 shares of common stock and 197,277 fully vested warrants to purchase common stock with a 5 year exercise term and an exercise price of $3.80 valued at $182,281 to two financial brokers who assisted the Company with this offering.

As noted above, the Series A and Series B Preferred stock was converted to shares of common stock upon the closing of the Company’s initial public offering in October 2021.

Warrants

During the year ended December 31, 2021, the Company issued fully vested warrants to purchase 150,000 shares of the Company’s common stock to consultants with exercise prices ranging from $0.245 - $1.00 which expire 10 years from the date of issuance. The Company valued the warrants using an estimated fair value of the shares of common stock between $0.76 – $1.18, volatility of 105% based on peer companies, risk free interest rate of 0.85%, no dividends and an estimated life of 5 years. During the year ended December 31, 2021, certain warrant holders, including those from the Series A and Series B Preferred stock offerings, exercised warrants representing 317,018 shares of common stock, primarily on a cashless basis, and the Company issued 236,220 shares of common stock as settlement for these warrants. Total proceeds received from warrant exercises occurring in the year ended December 31, 2021 was $6,250.

Entities controlled by the Company’s two founders, who are both directors and one of which is the Chairman of the Board, each entered into an anti-dilution warrant with the Company. In the event of their ownership of the Company’s fully diluted capitalization being less than 25% or 18.75%, each individual would have received common stock warrants with an exercise price of $0.0041 to purchase sufficient shares to return them to those ownership percentages. The warrants were fully vested upon grant and have an exercise period of 10 years from the date of grant. As of December 31, 2020, no warrants were owed to the two founders. As discussed below, subsequent to December 31, 2020, the anti-dilution warrants were exchanged for a fixed number of warrants.

In March 2021, the Company agreed to exchange the two anti-dilution warrants that were issued to entities controlled by the Company’s two founders for a total of 11,000,000 warrants to purchase shares of common stock at an exercise price of $0.98 for a period of 10 years. In connection with this exchange, the Company amended its existing consulting agreements with the entities controlled by the founders, to allow for the payment of compensation totaling $30,000,000 in the event that the Company’s market capitalization exceeds $300,000,000 for 21 consecutive trading days. The Company will have the option to settle the amount by issuing shares of common stock based on the closing price of the Company’s stock at the start of the 21-day period. In addition to this payment, each of entities controlled by the two founders will continue to receive a cash payment equal to 1% of the gross sale price in the event of a change of control of the Company with a sale price of at least $100,000,000. In connection with the exchange, the Company recognized expense of $13,031,989 for the estimated fair value of the warrants on a Black-Scholes option pricing model utilizing the following assumptions: 1) volatility of 106% based on a peer group of companies; 2) risk-free rate of 1.67%; 3) dividend rate of 0.0%; and 4) an expected term of 10 years. In December 2021, the entity controlled by one of the founders exercised its warrants on a cashless basis and the Company issued 5,507,575 shares of common stock.

During the three months ended March 31, 2022 and 2021, the Company recognized expense of $7,302 and $13,098,176 respectively related to common stock warrants. No additional expense will be recognized in the future for any warrants outstanding as of March 31, 2022.

The following is the activity related to common stock warrants during the three months ended March 31, 2022:

	Common Stock Warrants
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Life in years	Intrinsic Value

Outstanding at January 1, 2022	5,174,209	$1.16
Granted	333,334	3.75
Canceled	–	–
Expired	–	–
Exercised	(6,250)	$0.004
Outstanding at March 31, 2022	5,501,293	$1.31	8.53	$4,749,456
Exercisable at March 31, 2022	5,501,293	$1.31	8.53	$4,749,456

NOTE 8 – STOCK-BASED COMPENSATION

In January 2021, the Company’s board of directors adopted the Volcon, Inc. 2021 Stock Plan, (the “2021 Plan”). The 2021 Plan is a stock-based compensation plan that provides for discretionary grants of stock options, stock awards, and restricted stock unit awards to employees, members of the board of directors and consultants (including restricted stock units issued prior to the adoption of the plan as further discussed below). The Company has reserved a total of 3,000,000 shares of the Company’s common stock for issuance under the 2021 Plan, which may be adjusted for changes in capitalization and certain corporate transactions. To the extent that an award, if forfeitable, expires, terminates or lapses, or an award is otherwise settled in cash without the delivery of shares of common stock to the participant, then any unpaid shares subject to the award will be available for future grant or issuance under the 2021 Plan. Shares available for issuance under the 2021 Plan as of March 31, 2022, were 97,219. Awards vest according to each agreement and as long as the employee remains employed with the Company or the consultant continues to provide services in accordance with the terms of the agreement. The Company has granted awards with time-based vesting and performance-based vesting features.

Restricted Stock Units

The following is the restricted stock unit activity for the three months ended March 31, 2022:

Outstanding January 1, 2022	350,000
Granted	35,000
Vested	–
Canceled	(50,000)
Outstanding March 31, 2022	335,000

In January 2022, the Company modified the vesting terms of 100,000 RSUs that had vested as of December 31, 2021 to extend the vesting through May 15, 2022. The Company granted an additional 25,000 RSUs to the holders of these RSUs that vesting was extended and these additional RSUs will also vest as of May 15, 2022. The Company will record additional expenses of $1,126,250 during 2022 related to these modifications. The remaining 25,000 shares that were vested as of December 31, 2021 were issued in January 2022. In January 2022, the Company granted 10,000 RSUs that vested over 3 months (vesting began in December 2021), to a consultant.

During the three months ended March 31, 2022 and 2021, the Company recognized expenses of $316,887 and $99,181, respectively, for RSUs. The Company expects to recognize additional compensation expenses of $396,087 related to RSUs assuming all awards outstanding at March 31, 2022 will vest.

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

The remaining 87,493 shares not awarded in July 2021 were available for issuance to employees based upon achieving multiple Company performance milestones for the second half of 2021. On March 1, 2022, the Compensation Committee of the Board of Directors approved a grant of 44,623 shares for the achievement of some of the Company’s performance milestones, and the Company recognized share-based compensation expenses of $82,050 related to the grant of these shares in the quarter ended March 31, 2022.

Stock Options

The following summarizes activity relating to common stock options to employees and consultants for services during the three months ended March 31, 2022:

	Common Stock Options
	Shares	Weighted Average Exercise Price		Weighted Average Remaining Life in years	Intrinsic Value
Outstanding at January 1, 2022	1,964,045		$3.33
Granted	605,704		$6.91
Forfeited	(177,500)		$1.12
Exercised	(22,520)		$1.00
Outstanding at March 31, 2022	2,369,729		$–		$
Exercisable at March 31, 2022	69,980	$		9.46		$736,710

The Company valued the options using an estimated fair value of the shares of common stock between $0.98 – $5.00, volatility between 71% - 105% based on peer companies, risk free interest rate between 0.77% - 0.85%, no dividends and an estimated life of 6 years. During the three months ended March 31, 2022 and 2021, the Company recognized expense of $1,168,926 and $5,521, respectively, related to common stock options. The Company expects to recognize additional compensation expense of $4,997,997 related to these common stock options assuming all awards vest.

Total stock-based compensation recorded for the three months ended March 31, 2022 and 2021 for all stock based compensation awards, including warrants, has been recorded as follows:

	2022	2021
Cost of Goods Sold	$222,507	$–
Sales and Marketing	273,326	47,726
Product Development	346,144	26,757
General and Administrative	733,188	13,128,395
Total	$1,575,165	$13,202,878

NOTE 9 – LOSS PER COMMON SHARE

The basic net loss per common share is calculated by dividing the Company's net loss available to common shareholders by the weighted average number of common shares during the year. The diluted net loss per common share is calculated by dividing the Company's net loss available to common shareholders by the diluted weighted average number of common shares outstanding during the year. The diluted weighted average number of common shares outstanding is the basic weighted number of common shares adjusted for any potentially dilutive debt or equity. Common shares consisting of common stock warrants, stock options and restricted stock units totaling 8,206,032 and 12,151,590 shares as of March 31, 2022 and 2021, respectively, were excluded from the calculation of diluted net loss per share due to their antidilutive effect. There were no dilutive instruments outstanding as of March 31, 2022 or 2021.

	Three months ended	Three months ended
	March 31, 2022	March 31, 2021

Numerator:

Net loss	$8,612,344	$15,319,687

Denominator:

Denominator for basic and diluted net loss per common share - weighted average of common shares	21,745,089	1,992,160

Basic and diluted net loss per common share	$(0.40)	$(7.69)

NOTE 10 – INCOME TAXES

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

Significant components of the Company's deferred tax assets and liabilities at March 31, 2022 and December 31, 2021 are as follows:

	March 31, 2022	December 31, 2021
Deferred tax assets
Net operating losses	$6,480,303	$5,078,075
Depreciation and amortization	58,216	46,030
Research & development credit	592,276	592,276
Lease liability	479,234	466,980
Stock-based compensation	3,156,912	2,872,973
Accrued expenses	579,445	478,171
Other	336	336
Total	11,346,722	9,534,840
Valuation allowance	(10,884,930)	(9,076,492)
Net deferred tax asset	461,792	458,348
Deferred tax liabilities
Right of use assets	(461,792)	(458,348)
Total net deferred taxes deferred tax liabilities	$–	$–

Management currently believes that since the Company has a history of losses it is more likely than not that the deferred tax regarding the loss carry forwards and other temporary differences will not be realized in the foreseeable future. The Company believes that carryforward limitations will be applied to the historical net operating losses due to the recent change of control transition. The Company's cumulative net operating loss carry forward of approximately $30,858,584 as of March 31, 2022, may be limited in future years depending on future taxable income in any given fiscal year. The net operating losses can be carried forward indefinitely.

The Company has recorded no liability for income taxes associated with unrecognized tax benefits at the date of adoption and has not recorded any liability associated with unrecognized tax benefits. Accordingly, the Company has not recorded any interest or penalty in regard to any unrecognized benefit.

NOTE 11 – LEASES

The components of lease cost for operating leases for the three months ended March 31, 2022 and 2021 were as follows:

	2022	2021
Lease Cost
Operating lease cost	$158,672	$37,025
Short-term lease cost	17,120	33,360
Variable lease cost	–	–
Sublease income	–	–
Total lease cost	$175,792	$70,385

Supplemental cash flow information related to leases for the three months ended March 31, 2022, was as follows:

March 31, 2022
Other Lease Information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$116,716

The following table summarizes the lease-related assets and liabilities recorded on the balance sheet at March 31, 2022 and December 31, 2021:

	March 31, 2022	December 31, 2021
Lease Position
Operating Leases
Operating lease right-of-use assets	$2,199,009	$2,182,612
Right of use liabilities operating leases short term	584,083	456,207
Right of use liabilities operating leases long term	1,697,983	1,767,506
Total operating lease liabilities	$2,282,066	$2,223,713

The Company utilizes the incremental borrowing rate in determining the present value of lease payments unless the implicit rate is readily determinable. The Company recognized an initial right of use asset and lease liability of $143,540 for leases entered into during the three months ended March 31, 2022.

Lease Term and Discount Rate
Weighted-average remaining lease term (years)
Operating leases	3.4
Weighted-average discount rate
Operating leases	5.5%

The following table provides the maturities of lease liabilities at March 31, 2022:

Operating
Leases

Remainder of 2022	$655,456
2023	1,184,013
2024	1,143,179
2025	1,117,782
2026	922,774
Total future undiscounted lease payments	5,023,204
Less: Interest	(557,898)
Present value of lease liabilities	$4,465,306

Note that amounts above include future payments for a lease signed as of December 31, 2021 related to a facility to be constructed in Liberty Hill, Texas by an entity associated with the Company’s founders (see Note 6)

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is intended as a review of significant factors affecting the Company’s financial condition and results of operations for the periods indicated. This discussion and analysis should be read in conjunction with the financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and the Company’s Annual Report on Form 10-K, which contains audited financial statements of the Company as of and for the year ended December 31, 2021, previously filed with the Securities and Exchange Commission. Results for the three months ended March 31, 2022 are not necessarily indicative of results for the year ending December 31, 2022 or any future period.

Special Note Regarding Forward-Looking Statements

This Quarterly Report on form 10-Q, together with other statements and information publicly disseminated by the Company, contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and include this statement for purposes of complying with these safe harbor provisions.

In addition, from time to time, we or our representatives may make forward-looking statements orally or in writing. We base these forward-looking statements on our expectations and projections about future events, which we derive from the information currently available to us. Such forward-looking statements relate to future events or our future performance, including: our financial performance and projections; our growth in revenue and earnings; and our business prospects and opportunities. You can identify forward-looking statements by those that are not historical in nature, particularly those that use terminology such as “may,” “should,” “expects,” “anticipates,” “contemplates,” “estimates,” “believes,” “plans,” “projected,” “predicts,” “potential,” or “hopes” or the negative of these or similar terms. In evaluating these forward-looking statements, you should consider various factors, including: our ability to change the direction of the Company; our ability to keep pace with new technology and changing market needs; our capital needs, and the competitive environment of our business. These and other factors may cause our actual results to differ materially from any forward-looking statement. Forward-looking statements are only predictions. The forward-looking events discussed in this document and other statements made from time to time by us or our representatives, may not occur, and actual events and results may differ materially and are subject to risks, uncertainties and assumptions about us. We are not obligated to publicly update or revise any forward-looking statement, whether as a result of uncertainties and assumptions, the forward-looking events discussed in this document and other statements made from time to time by us or our representatives might not occur.

While we believe we have identified material risks, these risks and uncertainties are not exhaustive. Other sections of this Form 10-Q describe additional factors that could adversely impact our business and financial performance. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible to predict all risks and uncertainties, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

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

Forward-looking statements include, but are not limited to, statements about:

•	our ability to obtain additional funding to produce, market and sell our vehicles and develop new products;
•	our ability to produce our vehicles with sufficient scale and quality to satisfy customers;
•	whether we experience delays in the design, production and launch of our vehicles;
•	the inability of our suppliers to deliver the necessary components for our vehicles at prices and volumes acceptable to us;
•	our ability to establish a network of dealers to sell and service our vehicles.
•	our vehicles failing to perform as expected;
•	our facing product warranty claims or product recalls;
•	our facing adverse determinations in significant product liability claims;
•	customers not adopting electric vehicles;
•	the development of alternative technology that adversely affects our business;
•	the impact of COVID-19 on our business;
•	increased government regulation of our industry;
•	tariffs and currency exchange rates; and
•	the conflict with Russia and the Ukraine and the potential adverse effect it may have on the availability of batteries for our vehicles.

Overview

We are an all-electric, off-road powersports vehicle company developing and manufacturing electric two and four-wheel motorcycles and utility terrain vehicles (UTVs), also known as side-by-sides. In October 2020, we launched our offerings with two off-road motorcycles – the Grunt and the Runt. We initially began taking orders on our website for these initial offerings and began delivering the Grunts in the third quarter of 2021. We terminated our direct-to-consumer sales platform as of November 24, 2021, and as of that date, U.S. customers made deposits for 360 Grunts (net of cancellations), plus accessories and a delivery fee representing total deposits of $2.2 million. These orders are cancelable by the customer until the vehicle is delivered and after a 14-day acceptance period, therefore the deposits have been recorded as deferred revenue. We are assembling the Grunt in a leased production facility in Round Rock, Texas. We recognized revenues on 123 Grunts for the three months ended March 31, 2022. We shipped the remaining direct to consumer orders in April 2022.

Beginning in November 2021, we began negotiating dealership agreements with retail partners to display and sell our vehicles and accessories. Customers will be able to buy our vehicles and accessories directly from a local dealership. Some of these retail partners will also provide warranty and repair services to our customers. Through March 31, 2022, we have entered into 83 dealership agreements. We anticipate that we will begin shipping Grunts to dealers in May 2022.

We have selected a supplier to manufacture the 2023 Runt, a smaller version of the Grunt, and are completing the final design and manufacturing specifications with the supplier. We expect to begin selling the Runt in the fourth quarter of 2022.

We are designing an upgraded Grunt, the 2023 Grunt EVO, that will have a belt drive rather than a chain drive, an upgraded rear suspension, including a new shock, a new seat and will be available in additional colors and have aftermarket accessory upgrades such as handlebars, grips, foot pegs and seats. The pricing for the 2023 Grunt EVO and accessories has not yet been determined. We expect the Grunt EVO to be available beginning in the fourth quarter of 2022.

Also in the fourth quarter of 2022, we expect to begin selling the 2023 Volcon Brat E-Bike which will be manufactured by a third party. Pricing for the Brat has not yet been determined.

In December 2021 we received the first prototype of the Volcon Stag, and we expect to publicly introduce a prototype of the Stag in the second half of 2022, with delivery of the first Stag model to customers beginning in the second half of 2023. We expect the Stag to be followed by the introduction of a higher performance, longer range UTV (to be named) which we expect to be available for sale in 2024.

We signed a lease for a dedicated, built-to-suit manufacturing facility on 53 acres in Liberty Hill, Texas, 25 miles northwest of downtown Austin from an entity controlled by our founders. An amendment to the lease that will provide additional tenant improvements and access to an additional 17 acres of land was provided in October 2023.

The Company evaluated the cost of this facility in relation to other lower cost options and determined that it would be in the best interest of the Company to terminate this agreement. The Company notified the landlord on April 27, 2022 that it would not be leasing this facility. The Company is currently in negotiations to determine the amount of the security deposit and prepaid rent that will be returned to the Company as certain survey, architecture and construction design costs were incurred that will be paid by the Company.

We plan to sell our vehicles and accessories globally in a three-phase rollout of export sales– Latin America importers starting in 2022, Canada and Europe expected in 2022 and Australia expected in 2023, subject to homologation requirements of each country, if any. Export sales are executed through individual importers in each country that buy vehicles by the container. Each importer will sell vehicles to local dealers or directly to customers. Local dealers will provide warranty and repair services for vehicles purchased in their country. For the three months ended March 31, 2022, we recognized revenue on 63 Grunts shipped to Latin America importers.

Results of Operations

The following financial information is for the three months ended March 31, 2022 and 2021.

	2022	2021
Revenue	$1,184,502	$–
Cost of goods sold	3,527,715	–
Gross margin	(2,343,213)	–

Operating expenses:
Sales and marketing	1,014,906	343,279
Product development	2,495,712	1,560,115
General and administrative	2,794,940	13,398,371
Total operating expenses	6,305,558	15,301,765

Loss from operations	(8,648,771)	(15,301,765)

Interest and other expense	36,426	(17,922)
Net loss	$(8,612,345)	$(15,319,687)

Due to recurring losses, there is no provision for income taxes for any period presented.

Revenue

Revenue for the three months ended March 31, 2022, was $1,184,502 which represents sales of Grunts of $1,165,712 and accessories and parts of $18,790, compared to no revenue for the three months ended March 31, 2021.

Cost of goods sold

Cost of goods sold for the three months ended March 31, 2022, was $3,527,715 compared to cost of goods sold of $0 for the three months ended March 31, 2021. Costs include labor costs of $685,162 for employees and contractors performing assembly and quality control testing of Grunts and stock-based compensation of $223,077 for share-based awards for employees. Part costs for Grunts sold during the period was $1,190,248. Facilities costs were $172,463 for our manufacturing facility and inventory warehousing costs. Shipping costs and duties/tariffs for inventory purchases were $900,393.

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

Sales and marketing expenses were $1,014,906 for the three months ended March 31, 2022 and were primarily related to expenses associated with promoting our products and brand of $176,696, employee payroll costs of $431,183, stock-based compensation of $272,756 for share-based awards granted to employees and consultants, $74,106 of facilities costs, primarily to operate our dealership in Denver, Colorado and travel costs of $40,217 primarily related to costs incurred for travel build our dealer network.

Sales and marketing expenses were $343,279 for the three months ended March 31, 2021 and were primarily related to expenses associated with promoting our products and brand of $148,168, professional fees of $34,575, employee payroll costs of $93,618, stock-based compensation of $47,726 for share-based awards granted to employees and consultants.

We expect sales and marketing expenses to increase as we expand our U.S. dealer and international distributor networks and promote our products.

General and Administrative Expense

General and administrative expenses relate to costs for our finance, accounting and administrative functions to support the development, manufacturing and sales of our products.

For the three months ended March 31, 2022, general and administrative expenses were $2,794,940 and were primarily related to expenses associated with employee payroll costs of $733,660, stock-based compensation of $742,610, professional fees of $825,259, including legal fees of $488,831, tax and accounting fees of $189,876, recruiting fees of $101,170 and IT consulting, outsourcing and other fees of $25,290 and insurance costs of $333,441.

For the three months ended March 31, 2021, general and administrative expenses were $13,398,371 and were primarily related to expenses associated with employee payroll costs of $83,985, stock-based compensation of $13,128,395 (consisting of $13,031,989 due to warrants issued to our founders in March 2021 and $96,406 due to share-based awards granted to employees and consultants), professional fees of $143,237, including legal fees of $24,505, tax and accounting fees of $72,725, recruiting fees of $14,250 and IT consulting, outsourcing and other fees of $31,757 and insurance costs of $27,744.

We expect general and administrative expenses to increase as we increase staffing to support sales, manufacturing, product development and to comply with public company reporting and compliance requirements.

Product Development Expense

Product development expenses relate to development of our products and process to manufacture these products.

Product development expenses were $2,495,712 for the three months ended March 31, 2022 and were primarily related to expenses associated with employee payroll costs of $850,390, stock-based compensation of $336,722 for share-based awards granted to employees and consultants, professional fees of $224,706 for product design and $95,130 for employee recruitment, prototype parts and tooling costs of $774,823, facilities cost of $82,131 and software fees, small equipment, tools and shop supplies of $50,019.

Product development expenses were $1,560,115 for the three months ended March 31, 2021 and were primarily related to expenses associated with employee payroll costs of $207,459 , stock-based compensation of $26,757 for share-based awards granted to employees and consultants, professional fees of $228,517 for product design, prototype parts and tooling costs of $912,737, and facilities cost of $60,953.

We expect product development costs to increase in the future as our product development activities expand for new vehicle models.

Interest and Other Expenses

Interest and other expenses for the three months ended March 31, 2022 and 2021 were not significant for either period.

Net Loss

Net loss for the three months ended March 31, 2022, was $8,612,345, compared to $15,319,687 for the three months ended March 31, 2021.

Liquidity and Capital Resources

On March 31, 2022, we had cash of $14.0 million and we had working capital of $15.3 million. Since inception we have funded our operations from proceeds from debt and equity sales.

Cash used in operating activities

Net cash used in operating activities was $9.4 million for the three months ended March 31, 2022 and includes all of our operating costs except stock-based compensation, write down of inventory and prepaid inventory and depreciation and amortization. Cash used in operating activities includes increases in inventory of $1.5 million offset by a reduction in inventory deposits of $0.4 million as we purchased more inventory in the three months ended March 31, 2022 and made fewer deposits based on the timing of inventory purchases domestically versus internationally to build Grunts for delivery to customers, a decrease of $1.2 million as we recognized revenue for shipments to direct to consumer customers in the three months ended March 31, 2022, and an increase of $0.5 million due to higher accrued liabilities due to the timing of invoices received from vendors and an increase in prepaid expenses of $0.7 million primarily due to payment of legal counsel retainers of $0.3 million and a payment of $0.1 million made to increase director and officer liability insurance due to the public stock offering that occurred in February 2022.

Net cash used in operating activities was $3.0 million for three months ended March 31, 2021 and includes all of our operating costs except stock-based compensation, and depreciation and amortization. Cash used in operating activities includes increases in inventory and prepaid inventory totaling $0.6 million as we made payments and deposits to purchase raw materials to begin production of the Grunt and $0.7 million due to prepayment of rent and security deposits for our Denver, Colorado store of $0.3 million and $0.4 million for the amendment to our related party lease for a facility in Liberty Hill, Texas.

Cash used in investing activities

Net cash used in investing activities was $0.2 million for the three months ended March 31, 2022, consisting of purchases of equipment and tooling related to our Grunt manufacturing and product development. Cash used from investing activities for the period ended March 31, 2021, was not significant.

Cash provided by financing activities

Cash provided from financing activities for the period ended March 31, 2022, was $18.1 million and was related to proceeds received from the public offering of our common stock in February 2022 where we sold 6,666,667 shares at $3.00 per share.

Net cash provided by financing activities was $8.9 million for the three months ended March 31, 2021. In January 2021, we completed a WeFunder SAFE offering which was convertible into preferred stock upon future financing events. We received gross proceeds of $2.3 million and paid expenses of $0.1 million. In February 2021, we completed an offering of our Series A preferred stock. We received gross proceeds of $2.7 million and issued 415,287 shares of Series A preferred stock. We paid commissions and expenses of $0.2 million and issued 79,750 shares of common stock and warrants to purchase 79,750 shares of common stock with an exercise price of $2.57 to placement agents in connection with the offering. This equity financing resulted in the SAFE investments of $2.0 million as of December 31, 2020, converting into 424,269 shares of Series A preferred stock and the WeFunder SAFE investments converting into 351,832 shares of Series A preferred stock. In March 2021, we sold 457,688 shares of Series B preferred stock at $9.50 per share resulting in gross proceeds of $4.2 million. We paid commissions and expenses of $0.1 million.

Our continuation as a going concern is dependent upon our ability to obtain continued financial support from our stockholders, necessary equity financing to continue operations and the attainment of profitable operations. As of March 31, 2022, we had incurred an accumulated deficit of $50.1 million since inception. Additionally, management anticipates that our cash on hand as of March 31, 2022, is insufficient to fund planned operations, including the development of our vehicles, beyond one year from the date of the issuance of the financial statements as of and for the three months ended March 31, 2022. These factors raise substantial doubt regarding our ability to continue as a going concern. We may be required to raise additional proceeds to fund our operations and there is no guarantee that we will be able to raise funding with favorable terms, if at all. Additionally, any equity issuance to raise additional proceeds during the 12 months following our February 2022 public offering would require the consent of our underwriter from our February 2022 offering.

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

No critical accounting policies or estimates existed as of March 31, 2022.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) are designed to ensure that information required to be disclosed by us in reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the appropriate time periods, and that such information is accumulated and communicated to the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely discussions regarding required disclosure. We, under the supervision of and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures were not effective as of March 31, 2022 to provide assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to management as appropriate, to allow timely decisions regarding disclosures. Notwithstanding this conclusion, we believe that our unaudited consolidated financial statements contained in this Quarterly Report fairly present our financial position, results of operations and cash flows for the periods covered thereby in all material respects. Management is working to identify corrective actions for the weakness and will periodically re-evaluate the need to add personnel and implement improved review procedures.

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting during the three months ended March 31, 2022, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II — OTHER INFORMATION

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

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors included in the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on March 23, 2022, which is accessible on the SEC’s website at www.sec.gov except for the following:

We have determined that we will not proceed with completing a lease for a new facility from an entity controlled by our founders, and this arrangement was not conducted on an arm’s length basis and if we cannot find a suitable facility or an alternative option to have a third party assemble the Stag our business could be materially and adversely affected

We signed a lease for a dedicated, built-to-suit manufacturing facility on 53 acres in Liberty Hill, Texas from an entity controlled by our founders. In February 2021, we entered into an amendment of the lease to expand the leased premises. We paid an additional security deposit of $139,230 and additional prepaid rent of $315,588. The total minimum lease payments under the amended lease total approximately $3,930,170. In October 2021 an amendment to the lease was proposed to increase the tenant improvement allowance and increase the land to approximately 70 acres. We evaluated the cost of this facility in relation to other lower cost options and determined that it would be in the best interest of the Company to terminate this agreement. The Company presented this conclusion to the board of directors on April 5, 2022. The Company is currently in negotiations to determine the amount of the security deposit and prepaid rent that will be returned to the Company as certain survey, architecture and construction design costs were incurred that will be paid by the Company. There can be no assurance as to the amount the Company will ultimately be responsible for under the lease.

The Company is currently evaluating an option to have a third party manufacture the Stag in a third-party’s facility as well as evaluating other facilities to manufacture the Stag. If we cannot agree to terms with a third-party manufacturer or find a suitable facility to manufacture the Stag on commercially reasonable terms, our manufacturing capabilities may be impaired. If our manufacturing capabilities are impaired, we may not be able to manufacture and ship the Stag in a timely manner, which would adversely affect our business, results of operations or financial condition.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

INDEX TO EXHIBITS

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of Volcon, Inc. (incorporated by reference to exhibit 3.1 of the Form 8-K filed October 8, 2021)
3.2	Amended and Restated Bylaws of Volcon, Inc. (incorporated by reference to exhibit 3.2 of the Form S-1 file number 333-259468)
4.1	Form of common stock (incorporated by reference to exhibit 4.1 of the Form S-1 file number 333-259468)
4.2	Form of Warrant issued to Pink Possum, LLC and Highbridge Consulting, LLC (incorporated by reference to exhibit 4.2 of the Form S-1 file number 333-259468)
4.3	Form of Underwriter Warrant (incorporated by reference to exhibit 4.3 of the Form S-1 file number 333-259468)
4.4	Form of Underwriter Warrant (incorporated by reference to exhibit 4.3 of the Form S-1 file number 333-262343)
10.1	2021 Stock Plan of Volcon, Inc., as amended (incorporated by reference to exhibit 10.1 of the Form S-1 file number 333-259468)
10.2*†	Employment Agreement between Volcon, Inc. and Stephanie Davis, dated January 3, 2022
10.3	Underwriting Agreement by and among Volcon, Inc. and Aegis Capital Corp., dated January 28, 2022 (incorporated by reference to exhibit 1.1 of Form 8-K filed on April 27, 2022)
31.1*	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.
31.2*	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.
32.1*(1)	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*(1)	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted in IXBRL, and included in exhibit 101).

*	Filed herewith.
†	Indicates management contract or compensatory plan, contract or arrangement.

(1)	The certifications on Exhibit 32 hereto are deemed not “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that Section. Such certifications will not be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VOLCON, INC.

SIGNATURE	TITLE	DATE

/s/ Jordan Davis	Chief Executive Officer and Director	May 12, 2022
Jordan Davis	(principal executive officer)

/s/ Greg Endo	Chief Financial Officer	May 12, 2022
Greg Endo	(principal financial and accounting officer)

