Form 10-Q
period 2022-06-30
Volcon, Inc.
filed 2022-08-15
CIK 1829794

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

The registrant had 24,345,922 shares of common stock outstanding at August 10, 2022.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

VOLCON, INC.

CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2022	December 31, 2021

ASSETS
Current assets:
Cash	$4,720,750	$5,572,199
Restricted cash	236,250	–
Accounts receivable	1,119,494	25,585
Inventory	2,533,317	2,209,015
Inventory deposits	926,251	1,981,397
Prepaid expenses and other current assets	1,318,407	1,092,860
Total current assets	10,854,469	10,881,057
Long term assets:
Property and equipment, net	943,375	809,734
Intangible assets, net	8,719	18,053
Other long-term assets	274,823	732,810
Right of use assets - operating leases	800,843	2,182,612

Total assets	$12,882,229	$14,624,265

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,357,879	$1,454,103
Accrued liabilities	1,339,478	771,631
Accrued purchase commitments	1,199,524	1,506,976
Current portion of notes payable	17,920	17,201
Right of use operating lease liabilities, short term	301,146	456,207
Customer deposits	2,221	2,277,607
Total current liabilities	4,218,168	6,483,725
Notes payable, net of current portion	59,642	68,785
Right of use operating lease liabilities, long term	509,925	1,767,506
Total liabilities	4,787,735	8,320,017

COMMITMENTS AND CONTINGENCIES	–	–

Stockholders' equity:
Preferred stock: $0.00001 par value, 5,000,000 shares authorized, 2,900,000 shares designated no shares outstanding	–	–
Common stock: $0.00001 par value, 100,000,000 shares authorized, 24,335,922 shares issued and outstanding as of June 30, 2022, 17,309,187 issued and outstanding as of December 31, 2021	197	128
Additional paid-in capital	68,132,627	47,803,643
Accumulated deficit	(60,038,330)	(41,499,522)
Total stockholders’ equity	8,094,494	6,304,249

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$12,882,229	$14,624,265

The accompanying notes are an integral part of these unaudited consolidated financial statements.

VOLCON, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022, AND 2021
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021

Revenue	$2,367,853	$–	$3,552,355	$–
Cost of goods sold	(6,009,327)	–	(9,537,042)	–
Gross margin	(3,641,474)	–	(5,984,687)	–

Operating expenses:
Sales and marketing	1,645,907	466,307	2,660,813	814,388
Product development	2,102,709	3,007,655	4,598,421	4,562,526
General and administrative expenses	2,529,451	649,174	5,324,390	14,047,543
Total operating expenses	6,278,067	4,123,136	12,583,624	19,424,457

Loss from operations	(9,919,540)	(4,123,136)	(18,568,311)	(19,424,457)

Other income (expense)	(2,131)	442	38,986	(5,490)
Interest expense	(4,791)	(12,905)	(9,483)	(25,338)
Total other expense	(6,922)	(12,463)	29,503	(30,828)

Loss before provision for income taxes	(9,926,462)	(4,135,599)	(18,538,808)	(19,455,285)
Provision for income taxes	–	–	–	–

Net loss	$(9,926,462)	$(4,135,599)	$(18,538,808)	$(19,455,285)

Net loss per common share – basic	$(0.41)	$(2.00)	$(0.81)	$(9.59)
Net loss per common share – diluted	$(0.41)	$(2.00)	$(0.81)	$(9.59)

Weighted average common shares outstanding – basic	24,243,189	2,065,198	23,001,040	2,028,818
Weighted average common shares outstanding – diluted	24,243,189	2,065,198	23,001,040	2,028,818

The accompanying notes are an integral part of these unaudited consolidated financial statements.

VOLCON, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2021
(Unaudited)

	Common Stock		Series A Preferred Stock		Series B Preferred Stock
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Additional paid-in capital	Accumulated deficit	Total

Balance at January 1, 2021	1,937,500	$8	–	$–	–	$–	$232,550	$(1,374,413)	$(1,141,855)

Proceeds from WeFunder offering, net of issuance costs of $53,500	–	–	–	–	–	–	2,205,440	–	2,205,440

Issuance of series A preferred stock, net of issuance costs of $205,470	79,750	–	415,287	4	–	–	2,464,504	–	2,464,508

Conversion of WeFunder offering to series A preferred stock	–	–	351,832	4	–	–	(4)	–	–

Conversion of SAFE Liability to series A preferred stock	–	–	424,269	4	–	–	1,999,996	–	2,000,000

Issuance of series B preferred stock, net of issuance costs of $890,026	123,296	–	–	–	1,105,827	11	9,615,320	–	9,615,331

Stock-based compensation	–	–	–	–	–	–	13,406,594	–	13,406,594

Net loss	–	–	–	–	–	–	–	(19,455,285)	(19,455,285)

Balance at June 30, 2021	2,140,546	$8	1,191,388	$12	1,105,827	$11	$29,924,400	$(20,829,698)	$9,094,733

The accompanying notes are an integral part of these unaudited consolidated financial statements.

VOLCON, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2022
(Unaudited)

	Common stock
	Number of		Additional paid-in	Accumulated
	Shares	Amount	capital	deficit	Total

Balance at January 1, 2022	17,309,187	$128	$47,803,643	$(41,499,522)	$6,304,249

Issuance of common stock for public offering, net of issuance costs of $1,910,883	6,666,667	67	18,089,117	–	18,089,184

Issuance of common stock for cashless exercise of warrants	83,552	–	–	–	–

Issuance of common stock for exercise of stock options and restricted options	234,769	2	39,998	–	40,000

Stock-based compensation	44,623	–	2,199,869	–	2,199,869

Forfeiture of performance shares	(2,876)	–	–	–	–

Net loss	–	–	–	(18,538,808)	(18,538,808)

Balance at June 30, 2022	24,335,922	$197	$68,132,627	$(60,038,330)	$8,094,494

The accompanying notes are an integral part of these unaudited consolidated financial statements.

VOLCON, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2022 AND 2021
(Unaudited)

	June 30,	June 30,
	2022	2021
Cash flow from operating activities:
Net loss	$(18,538,808)	$(19,455,285)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	2,199,869	13,406,594
Loss on write down of inventory and inventory deposits	606,963	–
Loss on lease terminations	395,848	–
Loss on write off of property & equipment	79,712	145,000
Write off of intangible assets	6,427	–
Noncash interest expense	–	23,468
Amortization of right of use assets	257,647	131,019
Depreciation and amortization	306,756	63,855
Changes in operating assets and liabilities:
Accounts receivable	(1,093,909)	(208,469)
Inventory	(1,971,245)	(860,554)
Inventory deposits	1,787,673	(1,671,830)
Prepaid assets and other current assets	(225,547)	(180,613)
Other assets	(9,453)	(602,253)
Accounts payable	(96,224)	573,632
Accrued liabilities	550,889	–
Right of use liabilities - operating leases	(199,966)	(121,933)
Customer deposits	(2,275,386)	480,353
Net cash provided by (used in) operating activities	(18,218,754)	(8,277,016)
Cash flow from investing activities:
Purchase of property and equipment	(517,205)	(483,039)
Purchase of intangible assets	–	(38,754)
Net cash used by investing activities	(517,205)	(521,793)
Cash flow from financing activities:
Repayment of notes payable	(8,424)	(5,457)
Proceeds from WeFunder offering, net of offering costs of $53,500	–	2,205,440
Proceeds from issuance of Series A preferred stock, net of $205,470 of issuance costs	–	2,464,508
Proceeds from issuance of Series B preferred stock, net of $890,026 of issuance costs	–	9,615,331
Proceeds from issuance of common stock from public offering, net of issuance costs of $1,910,803	18,089,184	–
Proceeds from exercise of stock options	40,000	–
Net cash provided by financing activities	18,120,760	14,279,822

NET CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(615,199)	5,481,013
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT BEGINNING OF PERIOD	5,572,199	536,082
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	$4,957,000	$6,017,095

The accompanying notes are an integral part of these unaudited consolidated financial statements.

VOLCON, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2022 AND 2021
(Unaudited)

	2022	2021
Supplemental disclosure of cash flow information:
Cash paid for interest	$6,020	$–
Cash paid for income taxes	$–	$–

Non-cash transactions
Recognition of initial right of use asset - operating lease	$143,540	$1,066,511
Acquisition of property and equipment with note payable	$–	$30,942
Conversion of SAFE liability to Series A preferred stock	$–	$2,000,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

VOLCON, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 – ORGANIZATION, NATURE OF OPERATIONS AND GOING CONCERN

Organization and Nature of Operations

Volcon, Inc. (“Volcon” or the “Company”) was formed on February 21, 2020, as a Delaware corporation, under the name Frog ePowersports, Inc. The Company was renamed Volcon on October 1, 2020. Volcon is a developer and manufacturer of all-electric off road powersport vehicles.

On January 5, 2021, the Company created Volcon ePowersports, LLC, a Colorado wholly-owned subsidiary of the Company, to sell Volcon vehicles and accessories in the United States.

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

Impact of COVID-19

The outbreak of the 2019 novel coronavirus disease (“COVID-19”), which was declared a global pandemic by the World Health Organization on March 11, 2020, and the related responses by public health and governmental authorities to contain and combat its outbreak and spread, has severely impacted the U.S. and world economies. Economic recessions, including those brought on by the COVID-19 outbreak, may have a negative effect on the demand for the Company’s products and the Company’s operating results. The range of possible impacts on the Company’s business from the coronavirus pandemic could include: (i) changing demand for the Company’s products; (ii) potential disruption to the Company’s supply chain and distribution network; and (iii) disruption in the production of the Company’s vehicles due to employee illness or government regulations regarding social distancing and workplace requirements.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Unaudited Financial Information

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2021, which was filed with the Securities and Exchange Commission ("SEC") on March 23, 2022. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with U.S. GAAP have been omitted from this report on Form 10-Q pursuant to the rules and regulations of the SEC.

Results for the interim periods in this report are not necessarily indicative of future financial results and have not been audited by our independent registered public accounting firm. In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments necessary to present fairly our interim consolidated financial statements as of June 30, 2022 and December 31, 2021, and for the three and six months ended June 30, 2022 and 2021. These adjustments are of a normal recurring nature and consistent with the adjustments recorded to prepare the annual audited consolidated financial statements as of December 31, 2021.

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

Use of Estimates

The preparation of the financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of any contingent assets and liabilities as of the dates of the financial statements and the reported amounts of expenses during the reporting periods.

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

Cash, Cash Equivalents and Restricted Cash

Cash and cash equivalents include short-term investments with original maturities of 90 days or less at the date of purchase. The recorded value of our cash and cash equivalents approximates their fair value. Restricted cash includes cash equivalents restricted as collateral for the Company’s corporate credit cards with a bank. Cash and cash equivalents at June 30, 2022 is $4,720,750 and restricted cash was $236,250. There was no restricted cash as of December 31, 2021.

Revenue Recognition

For sales directly to consumers, revenue is recognized when the Company transfers control of the product to the customer and the 14-day acceptance period has expired, or earlier acceptance has been received from the customer. For sales to dealers or distributors revenue is recognized when transfer of control of the product is made as there is no acceptance period or right of return. Revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring control of vehicles, parts, and accessories. Consideration that is received in advance of the transfer of goods is recorded as customer deposits until delivery has occurred or the customer cancels their order and the consideration is returned to the customer. Sales and other taxes the Company collects concurrent with revenue-producing activities are excluded from revenue. The Company’s sales do not have a financing component.

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

ASC 842 defines initial direct costs as only the incremental costs of signing a lease. Initial direct costs related to leasing that are not incremental are expensed as general and administrative expenses in our statements of operations.

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

Recently Issued Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standard Board or other standard setting bodies that the Company adopts as of the specified effective date. The Company does not believe that the impact of recently issued standards that are not yet effective will have a material impact on the Company’s financial position or results of operations upon adoption.

NOTE 3 – INVENTORY

Inventory consists of the following:

	June 30, 2022	December 31, 2021
Raw materials	$1,973,524	$1,822,306
Work in process	153,616	45,444
Finished goods	406,177	341,265
Total inventory	$2,533,317	$2,209,015

The Company has purchase commitments for future payments due for inventory where initial deposits were paid as of June 30, 2022. The total additional payments due subsequent to June 30, 2022 are $1,986,296.

NOTE 4 – LONG – LIVED ASSETS

Property and Equipment

Property and equipment consist of the following:

	June 30, 2022	December 31, 2021
Machinery, tooling and equipment	$646,704	$554,378
Vehicles	156,648	148,460
Internal use manufactured vehicles	244,231	73,500
Fixtures & furniture	67,996	75,935
Leasehold improvements	72,089	60,248
Computers	195,266	88,610
	1,382,934	1,001,130
Less: Accumulated depreciation	(439,559)	(191,397)
Total property and equipment	$943,375	$809,734

Depreciation expense for the three and six months ended June 30, 2022 was $192,322 and $303,849, respectively. Depreciation expense for the three and six months ended June 30, 2021 was $47,527 and $60,850, respectively.

Intangible Assets

Intangible assets consist of the following:

	June 30, 2022	December 31, 2021
Domain names	$17,438	$17,438
Software	–	13,125
	17,438	30,563
Less: Accumulated amortization	(8,719)	(12,510)
Total intangible assets	$8,719	$18,053

Amortization expense for the three and six months ended June 30, 2022 was $1,453 and $2,906, respectively. Amortization expense for the three and six months ended June 30, 2021 was $1,275 and $3,005, respectively.

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

The following table provides the maturities of these notes payable as of June 30, 2022:

Remainder of 2022	$11,842
2023	23,685
2024	23,685
2025	17,664
2026	14,654
Total future payments	91,530
Less: Interest	(13,968)
Total notes payable	77,562
Less current portion	(17,920)
Long-term notes payable	$59,642

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

In January 2022, the Company executed a lease assignment with the ultimate landlord of this facility. The lease will expire on December 31, 2023 and the monthly lease payment is approximately $9,800. The Company paid the former Chief Operating Officer $15,317 to reimburse him for the security deposit on the lease of $9,453 plus $5,864 for leasehold improvements and equipment he installed in the facility. Total expense recognized to this related party for this lease for the three and six months ended June 30, 2022 was zero and $11,120, respectively, and $33,360 for the three and six months ended June 30, 2021. See further discussion of the termination of this lease effective September 2022 in Note 11 below.

In November 2020, the Company entered into an operating lease with an entity controlled by the Company’s two founders for its future headquarters and production facility in Liberty Hill, Texas. The lease had a lease term of 5 years, and monthly payments ranging from approximately $15,000 per month to $17,000 per month over the lease term and gave the Company access to the land for use in testing its vehicles prior to the construction of any facilities. In February 2021, the Company entered into an amendment of the lease related to its future headquarters to expand the leased premises. The Company paid an additional security deposit of $139,230 and additional prepaid rent of $315,588. The total minimum lease payments under the amended lease totaled approximately $3,930,170.

In October 2021, the Company began discussions for an additional amendment to the lease, in anticipation of manufacturing the Stag at this location, which would result in the monthly payment increasing to $100,000 for the first year of the lease and increasing annually throughout the term of the lease to $107,000 in the final year. Monthly payments for the initial lease and the amended agreement would begin at the time a certificate of occupancy is received by the landlord.

The Company evaluated the cost of this facility in relation to other lower cost options, including having a third-party manufacture the Stag, and determined that it would be in the best interest of the Company to terminate this agreement. On April 27, 2022, the Company informed the landlord that we would be terminating the lease. On May 27, 2022, the landlord notified the Company that the landlord would refund $85,756 of the prepaid rent and security deposit balance of $601,818 paid by the Company. This refund would be paid to the Company once the landlord has sold the land and the landlord will release the Company from any remaining obligations under the lease and amendment. The unrefunded portion of the prepaid rent and security deposit relates to some survey, architecture and construction design costs which were incurred by the landlord prior to the Company terminating the lease. The Company has recognized a loss on the termination of this lease of $247,525 for the three and six month periods ended June 30, 2022.

Total amortization expense for the right of use asset recorded for the initial lease for the three and six months ended June 30, 2022 was $12,342 and $49,367, respectively, and for the three and six months ended June 30, 2021 was $37,025 and $74,051, respectively.

In June 2021, the Company entered into an agreement with a company controlled by the Company’s Chairman and founding stockholder to lease office space for $2,000 per month for a period of one year. Total expense recorded for this lease for the three and six months ended June 30, 2022 was $6,000 and $12,000, respectively. In May 2022 the Company informed the landlord that it will terminate this lease and the landlord has confirmed that the lease will terminate effective September 1, 2022.

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

The Company’s officers and directors agreed not to sell any shares for 90 days following this offering. The Company has agreed not to issue any shares for a period of twelve months following the offering, other than for the purposes of shares issued related to the 2021 Plan (as defined below) or for an acquisition or merger, without the consent of the underwriter.

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

Entities controlled by the Company’s two founders, who were both directors and one of which was the Chairman of the Board at the time these agreements were entered into , each entered into an anti-dilution warrant with the Company. In the event of their ownership of the Company’s fully diluted capitalization being less than 25% or 18.75%, each individual would have received common stock warrants with an exercise price of $0.0041 to purchase sufficient shares to return them to those ownership percentages. The warrants were fully vested upon grant and have an exercise period of 10 years from the date of grant. As of December 31, 2020, no warrants were owed to the two founders. As discussed below, subsequent to December 31, 2020, the anti-dilution warrants were exchanged for a fixed number of warrants.

In March 2021, the Company agreed to exchange the two anti-dilution warrants that were issued to entities controlled by the Company’s two founders for a total of 11,000,000 warrants to purchase shares of common stock at an exercise price of $0.98 for a period of 10 years. In connection with this exchange, the Company amended its existing consulting agreements with the entities controlled by the founders, to allow for the payment of compensation totaling $30,000,000 in the event that the Company’s market capitalization exceeds $300,000,000 for 21 consecutive trading days. The Company will have the option to settle the amount by issuing shares of common stock based on the closing price of the Company’s stock at the start of the 21-day period. In addition to this payment, each of the entities controlled by the two founders will continue to receive a cash payment equal to 1% of the gross sale price in the event of a change of control of the Company with a sale price of at least $100,000,000. In connection with the exchange, the Company recognized expense of $13,031,989 for the estimated fair value of the warrants on a Black-Scholes option pricing model utilizing the following assumptions: 1) volatility of 106% based on a peer group of companies; 2) risk-free rate of 1.67%; 3) dividend rate of 0.0%; and 4) an expected term of 10 years. In December 2021, the entity controlled by one of the founders exercised its warrants on a cashless basis and the Company issued 5,507,575 shares of common stock. As of July 26, 2022, this founder is no longer on the board of directors but does hold board observer rights.

During three and six months ended June 30, 2022, the Company recognized expense of $0 and $7,302, respectively, and during the three and six months ended June 30, 2021, the Company recognized expense of $24,965 and $13,123,141, respectively, related to common stock warrants. No additional expense will be recognized in the future for any warrants outstanding as of June 30, 2022.

The following is the activity related to common stock warrants during the six months ended June 30, 2022:

	Common Stock Warrants
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Life in years	Intrinsic Value

Outstanding at January 1, 2022	5,174,209	$1.16
Granted	333,334	3.75
Canceled	–	–
Expired	–	–
Exercised	(83,760)	$0.004
Outstanding at June 30, 2022	5,423,783	$1.33	8.28	$4,258,768
Exercisable at June 30, 2022	5,423,783	$1.33	8.28	$4,258,768

NOTE 8 – STOCK-BASED COMPENSATION

In January 2021, the Company’s board of directors adopted the Volcon, Inc. 2021 Stock Plan, (the “2021 Plan”). The 2021 Plan is a stock-based compensation plan that provides for discretionary grants of stock options, stock awards, and restricted stock unit awards to employees, members of the board of directors and consultants (including restricted stock units issued prior to the adoption of the plan as further discussed below). The Company initially reserved a total of 3,000,000 shares of the Company’s common stock for issuance under the 2021 Plan. On July 26, 2022, the Company’s shareholders approved an increase of 4,000,000 shares of the Company’s common stock for issuance under the 2021 plan, which may be adjusted for changes in capitalization and certain corporate transactions. To the extent that an award, if forfeitable, expires, terminates or lapses, or an award is otherwise settled in cash without the delivery of shares of common stock to the participant, then any unpaid shares subject to the award will be available for future grant or issuance under the 2021 Plan. Shares available for issuance under the 2021 Plan as of June 30, 2022, were 260,105 shares. An amendment to the 2021 Plan that increased the available shares under the 2021 Plan by an additional 4,000,000 shares was approved by the Company’s shareholders on July 26, 2022. Awards vest according to each agreement and as long as the employee remains employed with the Company or the consultant continues to provide services in accordance with the terms of the agreement. The Company has granted awards with time-based vesting and performance-based vesting features.

Restricted Stock Units

The following is the restricted stock unit activity for the six months ended June 30, 2022:

Outstanding January 1, 2022	350,000
Granted	35,000
Vested	(185,000)
Canceled	(50,000)
Outstanding June 30, 2022	150,000

In January 2022, the Company modified the vesting terms of 100,000 RSUs that had vested as of December 31, 2021 to extend the vesting through May 15, 2022. The Company granted an additional 25,000 RSUs to the holders of these RSUs that vesting was extended and these additional RSUs will also vest as of May 15, 2022. The Company recorded additional expenses of $213,987 and $912,263 during the three and six months ended June 30, 2022, respectively, related to these modifications. The remaining 25,000 shares that were vested as of December 31, 2021 were issued in January 2022. In January 2022, the Company granted 10,000 RSUs that vested over 3 months (vesting began in December 2021), to a consultant.

During the three and six months ended June 30, 2022, the Company recognized expenses of $249,222 and $1,196,810 (including the amounts noted above), respectively, and for the three and six months ended June 30, 2021, $100,088 and $200,175, respectively, for RSUs. The Company expects to recognize additional compensation expenses of $192,415 related to RSUs assuming all awards outstanding at June 30, 2022 will vest.

Performance Shares

In January 2021, the board of directors authorized 250,000 common shares to be reserved under the 2021 Plan for issuance to employees upon achieving multiple Company performance milestones. The allocation of the number of shares to be awarded was to be determined upon achievement of all the milestones. In July 2021, the Compensation Committee of the board of directors approved a grant of 162,507 shares since some of the performance milestones were met. The Company recognized share-based compensation expenses of $594,775 related to the grant of these shares.

The remaining 87,493 shares not awarded in July 2021 were available for issuance to employees as of December 31, 2021 based upon achieving multiple Company performance milestones for the second half of 2021. On March 1, 2022, the Compensation Committee of the board of directors approved a grant of 44,623 shares for the achievement of some of the Company’s performance milestones, and the Company recognized share-based compensation expenses of $82,050 related to the grant of these shares in the quarter ended March 31, 2022. Certain individuals whose employment terminated subsequent to December 31, 2021 forfeited their share grants totaling 2,876 shares and such shares are available for future issuance under the 2021 Plan.

Stock Options

The following summarizes activity relating to common stock options to employees and consultants for services during the six months ended June 30, 2022:

	Common Stock Options
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Life in years	Intrinsic Value
Outstanding at January 1, 2022	1,964,045	$3.33
Granted	605,704	$6.91
Forfeited	(369,733)	$3.63
Exercised	(49,769)	$1.00
Outstanding at June 30, 2022	2,150,247	$4.26		$
Exercisable at June 30, 2022	278,333	$1.00	8.91		$233,800

The Company valued the options using an estimated fair value of the shares of common stock between $0.98 – $5.00, volatility between 71% - 105% based on peer companies, risk free interest rate between 0.77% - 0.85%, no dividends and an estimated life of 6 years. During the three and six months ended June 30, 2022, the Company recognized expenses of $375,391 and $995,667 respectively, and for the three and six months ended June 30, 2021 the Company recognized $78,663 and $83,278, respectively, related to common stock options. The Company expects to recognize additional compensation expenses of $3,871,523 related to these common stock options assuming all awards vest.

Total stock-based compensation recorded for the three and six months ended June 30, 2022 and 2021 for all stock based compensation awards, including warrants, has been recorded as follows:

	Three Months Ended June 30, 2022	Three Months Ended June 30, 2021	Six Months Ended June 30, 2022	Six Months Ended June 30, 2021
Cost of Goods Sold	$55,373	$–	$277,879	$–
Sales and Marketing	188,529	5,130	461,856	52,856
Product Development	233,050	101,921	579,194	128,678
General and Administrative	147,662	96,665	880,850	13,225,060
Total	$624,614	$203,716	$2,199,779	$13,406,594

The amounts for the three months ended June 30, 2021 were incorrectly disclosed when previously reported but properly recorded in the financial statements. The amounts for the six months ended June 30, 2021 were properly recorded and disclosed and there is no error to the financial statements for the three and six months ended June 30, 2021 other than this disclosure.

Three Months Ended June 30, 2021 (as previously reported)
Cost of Goods Sold	$–
Sales and Marketing	24,176
Product Development	50,307
General and Administrative	13,128,395
Total	$13,202,878

NOTE 9 – LOSS PER COMMON SHARE

The basic net loss per common share is calculated by dividing the Company’s net loss available to common shareholders by the weighted average number of common shares during the year. The diluted net loss per common share is calculated by dividing the Company’s net loss available to common shareholders by the diluted weighted average number of common shares outstanding during the year. The diluted weighted average number of common shares outstanding is the basic weighted number of common shares adjusted for any potentially dilutive debt or equity. Common shares consisting of common stock warrants, stock options and restricted stock units totaling 7,724,030 shares as of June 30, 2022 were excluded from the calculation of diluted net loss per share due to their antidilutive effect. Common shares consisting of common stock warrants, stock options and restricted stock units totaling 13,289,237 and Series A and Series B preferred stock of 1,191,38 and 1,105,827, respectively, convertible into 5,743,036 shares of common stock as of June 30, 2021 and any potential shares issuable under the anti-dilution warrants discussed above were excluded from the calculation of diluted net loss per share due to their antidilutive effect.

	Three months	Three months	Six months	Six months
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021

Numerator:

Net loss	$(9,926,462)	$(4,135,599)	$(18,538,808)	$(19,455,285)

Denominator:

Denominator for basic and diluted net loss per common share - weighted average of common shares	24,243,189	2,065,198	23,001,040	2,028,818

Basic and diluted net loss per common share	$(0.41)	$(2.00)	$(0.81)	$(9.59)

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

Significant components of the Company's deferred tax assets and liabilities at June 30, 2022 and December 31, 2021 are as follows:

	June 30, 2022	December 31, 2021
Deferred tax assets
Net operating losses	$8,366,985	$5,078,075
Depreciation and amortization	225,385	46,030
Research & development credit	592,276	592,276
Lease liability	170,325	466,980
Stock-based compensation	3,276,471	2,872,973
Accrued expenses	506,680	478,171
Other	2,226	336
Total	13,140,348	9,534,840
Valuation allowance	(13,140,348)	(9,076,492)
Net deferred tax asset	168,177	458,348
Deferred tax liabilities
Right of use assets	(168,177)	(458,348)
Total net deferred taxes deferred tax liabilities	$–	$–

Management currently believes that since the Company has a history of losses it is more likely than not that the deferred tax regarding the loss carry forwards and other temporary differences will not be realized in the foreseeable future. The Company believes that carryforward limitations will be applied to the historical net operating losses due to the recent change of control transition. The Company's cumulative net operating loss carry forward of approximately $39,842,783 as of June 30, 2022, may be limited in future years depending on future taxable income in any given fiscal year. The net operating losses can be carried forward indefinitely.

The Company has recorded no liability for income taxes associated with unrecognized tax benefits at the date of adoption and has not recorded any liability associated with unrecognized tax benefits. Accordingly, the Company has not recorded any interest or penalty in regard to any unrecognized benefit.

NOTE 11 – LEASES

The components of lease cost for operating leases for the three and six months ended June 30, 2022 and 2021 were as follows:

	Three Months Ended June 30, 2022	Three Months Ended June 30, 2021	Six Months Ended June 30, 2022	Six Months Ended June 30, 2021
Lease Cost
Operating lease cost	$140,583	$93,994	$299,256	$131,019
Short-term lease cost	90,782	55,438	131,380	88,248
Variable lease cost	–	–	–	–
Sublease income	–	–	–	–
Total lease cost	$231,365	$149,432	$430,636	$219,267

Supplemental cash flow information related to leases for the six months ended June 30, 2022, was as follows:

	June 30, 2022	June 30, 2021
Other Lease Information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$199,966	$149,432

The following table summarizes the lease-related assets and liabilities recorded on the balance sheet at June 30, 2022 and December 31, 2021:

	June 30, 2022	December 31, 2021
Lease Position
Operating Leases
Operating lease right-of-use assets	$800,843	$2,182,612
Right of use liabilities operating leases short term	301,146	456,207
Right of use liabilities operating leases long term	509,925	1,767,506
Total operating lease liabilities	$811,071	$2,223,713

The Company utilizes the incremental borrowing rate in determining the present value of lease payments unless the implicit rate is readily determinable. The Company recognized an initial right of use asset and lease liability of $143,540 for leases entered into during the six months ended June 30, 2022.

Lease Term and Discount Rate
Weighted-average remaining lease term (years)
Operating leases	3.3
Weighted-average discount rate
Operating leases	5.5%

The following table provides the maturities of lease liabilities at June 30, 2022:

Operating
Leases

Remainder of 2022	$117,172
2023	239,261
2024	168,010
2025	146,908
2026	99,880
Total future undiscounted lease payments	771,231
Less: Interest	(74,226)
Present value of lease liabilities	$697,005

As discussed in Note 6 above, the Company terminated the lease, and related amendment, for a manufacturing facility and the above does not include any amounts related to that lease.

In addition, the Company closed its Denver, Colorado, store location (the Company’s only store) in June 2022 and entered into a lease termination agreement in July 2022 to relieve the Company of its future obligations under the lease. The Company has recorded a loss of $148,322 in the three and six months ended June 30, 2022 related to this facility which includes the write off of prepaid rent, security deposit, right of use asset and liability to and a loss on the writeoff of leasehold improvements and fixtures and furniture of $46,289.

In July 2022, the Company entered into a new lease agreement for office space in Round Rock, Texas with the landlord of its current Round Rock facilities. The lease begins in August 2022 and terminates in August 2026. In connection with signing this lease, the landlord has agreed to terminate the lease on one of the current facilities that would have expired in December 2023. The additional monthly rent after consideration of the rent on the facility being canceled is not significant.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is intended as a review of significant factors affecting the Company’s financial condition and results of operations for the periods indicated. This discussion and analysis should be read in conjunction with the financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and the Company’s Annual Report on Form 10-K, which contains audited financial statements of the Company as of and for the year ended December 31, 2021, previously filed with the Securities and Exchange Commission. Results for the three and six months ended June 30, 2022 are not necessarily indicative of results for the year ending December 31, 2022 or any future period.

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

Forward-looking statements include, but are not limited to, statements about:

•	our ability to obtain additional funding to produce, market and sell our vehicles and develop new products;
•	our ability to produce our vehicles with sufficient scale and quality to satisfy customers;
•	anticipated timing for the design, production and launch of our vehicles;
•	the inability of our suppliers to deliver the necessary components for our vehicles at prices and volumes acceptable to us;
•	our ability to establish a network of dealers to sell and service our vehicles;
•	our vehicles will perform as expected;
•	our facing product warranty claims or product recalls;
•	our facing adverse determinations in significant product liability claims;
•	customer adoption of electric vehicles;
•	the development of alternative technology that may adversely affects our business;
•	the impact of COVID-19 on our business;
•	increased government regulation of our industry;
•	tariffs and currency exchange rates; and
•	the conflict with Russia and the Ukraine and the potential adverse effect it may have on the availability of batteries for our vehicles.

Overview

We are an all-electric, off-road powersports vehicle company developing and manufacturing electric two and four-wheel motorcycles and utility terrain vehicles (“UTVs”), also known as side-by-sides. In October 2020, we launched our offerings with two off-road motorcycles – the Grunt and the Runt. We initially began taking orders on our website for these initial offerings and began delivering the Grunts in the third quarter of 2021. We terminated our direct-to-consumer sales platform as of November 24, 2021, and as of that date, U.S. customers made deposits for 360 Grunts (net of cancellations), plus accessories and a delivery fee representing total deposits of $2.2 million. These orders are cancelable by the customer until the vehicle is delivered and after a 14-day acceptance period, therefore the deposits have been recorded as deferred revenue. As of June 30, 2022, we have shipped all direct to consumer orders and all revenue related to these sales has been recognized.

Beginning in November 2021, we began negotiating dealership agreements with retail partners to display and sell our vehicles and accessories. Customers will be able to buy our vehicles and accessories directly from a local dealership. Some of these retail partners will also provide warranty and repair services to our customers. Through June 30, 2022, we have entered into over 100 dealership agreements. We began shipping Grunts to dealers in May 2022.

We recognized revenues on 408 and 594 Grunts for the three and six months ended June 30, 2022, respectively.

We are assembling the Grunt in a leased production facility in Round Rock, Texas.

We are evaluating potential suppliers to manufacture the 2023 Runt, a smaller version of the Grunt, and as of June 30, 2022 we are completing the final design and manufacturing specifications. We expect to begin selling the Runt in the second quarter of 2023.

We are designing an upgraded Grunt, the 2023 Grunt EVO, that will have a belt drive rather than a chain drive, an upgraded rear suspension, including a new shock, a new seat and will be available in additional colors and have aftermarket accessory upgrades such as handlebars, grips, foot pegs and seats. We expect the Grunt EVO to be available beginning in the first quarter of 2023.

In the fourth quarter of 2022, we expect to begin selling the 2023 Volcon Brat E-Bike which will be manufactured by a third party.

In December 2021 we received the first prototype of the Volcon Stag LE, and we publicly introduced a prototype of the Stag LE on July 1, 2022. We expect to deliver the first Stag model to customers beginning in the first half of 2023. We expect the Stag LE to be followed by the introduction of other models of the Stag in 2024 and a higher performance, longer range UTV (to be named) which we expect to be available for sale in 2025.

We signed a lease for a dedicated, built-to-suit manufacturing facility on 53 acres in Liberty Hill, Texas, 25 miles northwest of downtown Austin from an entity controlled by our founders. An amendment to the lease that provided for additional tenant improvements and access to an additional 17 acres of land was proposed in October 2021.

The Company evaluated the cost of this facility in relation to other lower cost options and determined that it would be in the best interest of the Company to terminate this agreement. The Company notified the landlord on April 27, 2022 that it would be terminating the lease. On May 27, 2022, the landlord notified the Company that the landlord would refund $85,756 of the prepaid rent and security deposit balance of $601,818 paid by the Company. This refund will be paid to the Company once the landlord has sold the land and the landlord will release the Company from any remaining obligations under the lease and amendment. The unrefunded portion of the prepaid rent and security deposit relates to some of the survey, architecture and construction design costs which were incurred by the landlord prior to the Company terminating the lease.

We plan to sell our vehicles and accessories globally in a three-phase rollout of export sales– Latin America importers starting in 2022, Canada and Europe expected in 2022 and Australia expected in 2023, subject to homologation requirements of each country, if any. Export sales are executed through individual importers in each country that buy vehicles by the container. Each importer will sell vehicles to local dealers or directly to customers. Local dealers will provide warranty and repair services for vehicles purchased in their country. For the three and six months ended June 30, 2022, we recognized revenue on 63 and 70 Grunts shipped to Latin America importers, respectively.

Results of Operations

The following financial information is for the three months and six months ended June 30, 2022 and 2021.

	Three Months Ended		Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021

Revenue	$2,367,853	$–	$3,552,355	$–
Cost of goods sold	(6,009,327)	–	(9,537,042)	–
Gross margin	(3,641,474)	–	(5,984,687)	–

Operating expenses:
Sales and marketing	1,645,907	466,307	2,660,813	814,388
Product development	2,102,709	3,007,655	4,598,421	4,562,526
General and administrative expenses	2,529,451	649,174	5,324,390	14,047,543
Total operating expenses	6,278,067	4,123,136	12,583,624	19,424,457

Loss from operations	(9,919,540)	(4,123,136)	(18,568,311)	(19,424,457)

Other income (expense)	(2,131)	442	38,986	(5,490)
Interest expense	(4,791)	(12,905)	(9,483)	(25,338)
Total other expense	(6,922)	(12,463)	29,503	(30,828)

Loss before provision for income taxes	(9,926,462)	(4,135,599)	(18,538,808)	(19,455,285)
Provision for income taxes	–	–	–	–

Net loss	$(9,926,462)	$(4,135,599)	$(18,538,808)	$(19,455,285)

Revenue

Revenue for the three and six months ended June 30, 2022, was $2,367,853 and $3,552,355 which represents sales of Grunts of $2,270,924 and $3,436,635; and accessories and parts of $96,930 and $115,720, respectively. There was no revenue for the three and six months ended June 30, 2021 as the Company was still developing the Grunt as of June 30, 2021.

Cost of Goods Sold

Cost of goods sold for the three months ended June 30, 2022 include labor costs of $678,809 for employees and contractors performing assembly and quality control testing of Grunts and stock-based compensation of $55,372 for share-based awards for employees. Part costs for Grunts sold during the period was $4,106,542, which includes an adjustment of $615,682 to reduce inventory to its net realizable value and other inventory adjustments of $427,694. Facilities costs were $167,639 for our manufacturing facility and inventory warehousing costs. Shipping costs and duties/tariffs for inventory purchases and shipments to customers were $350,259.

Cost of goods sold for the six months ended June 30, 2022 include labor costs of $1,363,971 for employees and contractors performing assembly and quality control testing of Grunts and stock-based compensation of $278,450 for share-based awards for employees. Part costs for Grunts sold during the period was $4,253,413. Facilities costs were $327,306 for our manufacturing facility and inventory warehousing costs. Shipping costs and duties/tariffs for inventory purchases and shipments to customers were $1,358,516.

There were no cost of goods sold for the three or six months ended June 30, 2021 as there were no production or sales in these periods.

In the next 6 to 9 months we could experience manufacturing delays due to shipping constraints in our supply chain. We expect cost of goods sold to increase as we sell higher quantities of Grunts and begin selling the Brat in the fourth quarter of 2022. We expect the cost per Grunt to decrease as we gain efficiencies in the manufacturing process and the cost of some parts are reduced as we source them from additional suppliers.

Sales and Marketing Expense

Sales and marketing expenses relate to costs to increase exposure and awareness for our products and developing our network of U.S. dealers and international distributors.

For the three months ended June 30, 2022 sales and marketing expenses were $1,645,907 and includes $525,766 for promoting our products and brand, $468,880 for employee payroll costs, stock-based compensation expense of $188,529 for share-based awards granted to employees and consultants, $223,434 for facilities costs, primarily to operate our dealership in Denver, Colorado and travel costs of $66,073 primarily related to costs incurred for travel to build our dealer network.

For the six months ended June 30, 2022 sales and marketing expenses were $2,660,813 and includes $662,246 for promoting our products, employee payroll costs of $900,063, stock-based compensation of $461,286 for share-based awards granted to employees and consultants, $297,541 for facilities costs, primarily to operate our dealership in Denver, Colorado and travel costs of $106,290 primarily related to costs incurred for travel to build our dealer network.

Sales and marketing expenses were $466,307 and $814,388 for the three and six months ended June 30, 2021, respectively. For the three months ended June 30, 2021, sales and marketing expenses were primarily related to professional fees of $214,000, employee payroll costs of $148,000, and stock-based compensation of $29,000 for share based awards granted to employees. For the six months ended June 30, 2021, sales and marketing expenses were primarily related to professional fees of $396,000, employee payroll costs of $242,000, and stock-based compensation of $76,000 for share based awards granted to employees and consultants.

We expect sales and marketing expenses to increase as we expand our U.S. dealer and international distributor networks and promote our products.

General and Administrative Expense

General and administrative expenses relate to costs for our finance, accounting and administrative functions to support the development, manufacturing and sales of our products.

For the three months ended June 30, 2022, general and administrative expenses were $2,529,451 and were primarily related to expenses associated with employee payroll costs of $692,565, stock-based compensation of $152,364, professional fees of $768,637, including legal fees of $629,974 and recruiting fees of $42,879, and insurance costs of $289,338.

For the six months ended June 30, 2022, general and administrative expenses were $5,324,390 and were primarily related to expenses associated with employee payroll costs of $1,426,225, stock-based compensation of $894,974, professional fees of $1,567,128, including legal fees of $1,118,806, tax and accounting fees of $193,928, and recruiting fees of $144,049, and insurance costs of $746,157.

General and administrative expenses were $649,174 and $14,047,543 for the three and six months ended June 30, 2021, respectively. For the three months ended June 30, 2021, general and administrative expenses were primarily related to employee payroll costs of $168,000, stock-based compensation of $97,000 for share based awards granted to employees and consultants, and professional fees of $353,000. For the six months ended June 30, 2021, general and administrative expenses were primarily related to employee payroll costs of $252,000, stock-based compensation of $13,225,000 (consisting of $13.0 million due to warrants issued to our founders in March 2021 and $225,000 due to share based awards granted to employees and consultants), and professional fees of $496,000.

We expect general and administrative expenses to increase as we increase staffing to support sales, manufacturing, product development and to comply with public company reporting and compliance requirements.

Product Development Expense

Product development expenses relate to development of our products and process to manufacture these products.

For the three months ended June 30, 2022, product development expenses totaled $2,102,709 and primarily relate to expenses associated with employee payroll costs of $1,027,495, stock-based compensation of $228,437 for share-based awards granted to employees and consultants, professional fees of $55,182 for product design and $0 for employee recruitment, prototype parts and tooling costs of $96,451, facilities cost of $48,110 and software fees, small equipment, tools and shop supplies of $39,042.

For the six months ended June 30, 2022, product development expenses totaled $4,598,421 and primarily related to expenses associated with employee payroll costs of $1,877,885, stock-based compensation of $565,159 for share-based awards granted to employees and consultants, professional fees of $543,261 for product design and $95,130 for employee recruitment, prototype parts and tooling costs of $1,071,274, and facilities cost of $130,241.

Product development expenses for the three months ended June 30, 2021 are primarily employee payroll costs of $535,000, stock-based compensation of $78,000 for share based awards granted to employees and consultants, professional fees of $433,000 for product design, and prototype parts and tooling costs of $1,576,000. Product development expenses for the six months ended June 30, 2021 are primarily employee payroll costs of $743,000, stock-based compensation of $105,000 for share based awards granted to employees and consultants, professional fees of $642,000 for product design, and prototype parts and tooling costs $2,489,000.

We expect product development costs to increase in the future as our product development activities expand for new vehicle models.

Interest and Other Expenses

Interest and other expenses for the three and six months ended June 30, 2022 and 2021 were not significant for either period.

Net Loss

Net loss for the three and six months ended June 30, 2022, was $9,926,462 and $18,538,808, respectively, compared to $4,135,599 and $19,455,285 for the three and six months ended June 30, 2021, respectively.

Liquidity and Capital Resources

On June 30, 2022, we had cash of $4.9 million, including $0.2 million of restricted cash, and we had working capital of $6.6 million. Since inception we have funded our operations from proceeds from debt and equity sales.

Cash used in operating activities

Net cash used in operating activities was $18.2 million for the six months ended June 30, 2022 and includes all of our operating costs except stock-based compensation, write down of inventory and prepaid inventory and depreciation and amortization. Cash used in operating activities includes increases in accounts receivable of $1.2 million for sales made to dealers, an increase in inventory of $0.9 million offset by a reduction in inventory deposits of $1.1 million as we made fewer deposits based on the timing of inventory purchases domestically versus internationally to build Grunts for delivery to customers, a decrease of $2.3 million as we recognized revenue for shipments to the remaining direct to consumer customers in the six months ended June 30, 2022, and an increase of $0.3 million due to higher accrued liabilities due to the timing of invoices received from vendors and an increase in prepaid expenses of $0.3 million.

Net cash used in operating activities was $8.3 million for the six months ended June 30, 2021 and includes all of our operating costs except stock-based compensation, and depreciation and amortization. Cash used in operating activities include increases in inventory and prepaid inventory totaling $2.5 million as we made payments and deposits to purchase raw materials to begin production of the Grunt in September 2021 for delivery to customers.

Cash used in investing activities

Net cash used in investing activities was $0.5 million for the six months ended June 30, 2022, consisting of purchases of equipment and tooling related to our Grunt manufacturing and product development. Net cash used in investing activities was $0.5 million for the six months ended June 30, 2021 and mainly included purchases of equipment and tooling related to our product development and certain intangible assets.

Cash provided by financing activities

Cash provided from financing activities for the period ended June 30, 2022, was $18.1 million and was related to proceeds received from the public offering of our common stock in February 2022 where we sold 6,666,667 shares at $3.00 per share.

Net cash provided by financing activities was $14.3 million for the six months ended June 30, 2021. In January 2021, we completed a WeFunder SAFE offering which was convertible into preferred stock upon future financing events. We received gross proceeds of $2.3 million and paid expenses of $0.1 million. In February 2021, we completed an offering of our Series A preferred stock. We received gross proceeds of $2.7 million and issued 415,287 shares of Series A preferred stock. We paid commissions and expenses of $0.2 million and issued 79,750 shares of common stock and warrants to purchase 79,750 shares of common stock with an exercise price of $2.57 to placement agents in connection with the offering. This equity financing resulted in the SAFE investments of $2.0 million as of December 31, 2020, converting into 424,269 shares of Series A preferred stock and the WeFunder SAFE investments converting into 351,832 shares of Series A preferred stock. In March 2021, we sold 457,688 shares of Series B preferred stock at $9.50 per share resulting in gross proceeds of $4.2 million. We paid commissions and expenses of $0.1 million.

Our continuation as a going concern is dependent upon our ability to obtain continued financial support from our stockholders, necessary equity financing to continue operations and the attainment of profitable operations. As of June 30, 2022, we had incurred an accumulated deficit of $60 million since inception. Additionally, management anticipates that our cash on hand as of June 30, 2022, is insufficient to fund planned operations, including the development of our vehicles, beyond one year from the date of the issuance of the financial statements as of and for the six months ended June 30, 2022. These factors raise substantial doubt regarding our ability to continue as a going concern.

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

Critical Accounting Policies

No critical accounting policies or estimates existed as of June 30, 2022.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) are designed to ensure that information required to be disclosed by us in reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the appropriate time periods, and that such information is accumulated and communicated to the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely discussions regarding required disclosure. We, under the supervision of and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures were not effective as of June 30, 2022 to provide assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to management as appropriate, to allow timely decisions regarding disclosures. Notwithstanding this conclusion, we believe that our unaudited consolidated financial statements contained in this Quarterly Report fairly present our financial position, results of operations and cash flows for the periods covered thereby in all material respects. Management is working to identify corrective actions for the weakness and will periodically re-evaluate the need to add personnel and implement improved review procedures.

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting during the six months ended June 30, 2022, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors included in the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on March 23, 2022 and our Form 10-Q for the quarter ended March 31, 2022 filed with the SEC on May 12, 2022, which is accessible on the SEC’s website at www.sec.gov except for the following:

We have determined that we will not proceed with completing a lease for a new facility from an entity controlled by our founders, and this arrangement was not conducted on an arm’s length basis. If we cannot find a suitable facility or an alternative option to have a third party assemble the Stag our business could be materially and adversely affected

We signed a lease for a dedicated, built-to-suit manufacturing facility on 53 acres in Liberty Hill, Texas from an entity controlled by our founders. In February 2021, we entered into an amendment of the lease to expand the leased premises. We paid an additional security deposit of $139,230 and additional prepaid rent of $315,588. The total minimum lease payments under the amended lease totaled approximately $3,930,170. In October 2021 an amendment to the lease was proposed to increase the tenant improvement allowance and increase the land to approximately 70 acres. We evaluated the cost of this facility in relation to other lower cost options and determined that it would be in the best interest of the Company to terminate this agreement. On April 27, 2022, we informed the landlord that we would be terminating this lease.

On May 27, 2022, the landlord notified the Company that the landlord would refund $85,756 of the prepaid rent and security deposit balance of $601,818 paid by the Company. This refund would be paid to the Company once the landlord has sold the land and the landlord will release the Company from any remaining obligations under the lease and amendment. The unrefunded portion of the prepaid rent and security deposit relates to some survey, architecture and construction design costs which were incurred by the landlord prior to the Company terminating the lease. The Company has recognized a loss on the termination of this lease of $247,525, for the three and six month periods ended June 30, 2022.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

INDEX TO EXHIBITS

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of Volcon, Inc. (incorporated by reference to exhibit 3.1 of the Form 8-K filed October 8, 2021)
3.2	Amended and Restated Bylaws of Volcon, Inc. (incorporated by reference to exhibit 3.2 of the Form S-1 file number 333-259468)
4.1	Form of common stock (incorporated by reference to exhibit 4.1 of the Form S-1 file number 333-259468)
4.2	Form of Warrant issued to Pink Possum, LLC and Highbridge Consulting, LLC (incorporated by reference to exhibit 4.2 of the Form S-1 file number 333-259468)
4.3	Form of Underwriter Warrant (incorporated by reference to exhibit 4.3 of the Form S-1 file number 333-259468)
4.4	Form of Underwriter Warrant (incorporated by reference to exhibit 4.3 of the Form S-1 file number 333-262343)
10.1	Amendment to the Volcon, Inc. 2021 Stock Plan (as amended and restated) (incorporated by reference to exhibit 10.1 of the Form 8-K filed July 27, 2022)
10.2*†	Supply Agreement with General Motors LLC executed as of August 9, 2022 and effective as of August 3, 2022
10.3*	Supplier Agreement with GLV Ventures effective August 11, 2022
31.1*	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934
31.2*	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934
32.1*(1)	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*(1)	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted in IXBRL, and included in exhibit 101).

*	Filed herewith.
†	Indicates management contract or compensatory plan, contract or arrangement.

(1)	The certifications on Exhibit 32 hereto are deemed not “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that Section. Such certifications will not be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VOLCON, INC.

SIGNATURE	TITLE	DATE

/s/ Jordan Davis	Chief Executive Officer and Director	August 15, 2022
Jordan Davis	(principal executive officer)

/s/ Greg Endo	Chief Financial Officer	August 15, 2022
Greg Endo	(principal financial and accounting officer)

