Form 10-Q
period 2022-09-30
Volcon, Inc.
filed 2022-11-10
CIK 1829794

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to__________

Commission file number: 001-40867

Volcon, Inc.

 (Exact Name of Registrant as Specified in Its Charter)

Delaware	84-4882689
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

3121 Eagles Nest Street, Suite 120, Round Rock, TX	78665
(Address of Principal Executive Offices)	(Zip Code)

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

The registrant had 24,376,260 shares of common stock outstanding at November 8, 2022.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

VOLCON, INC.

CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2022	December 31, 2021

ASSETS
Current assets:
Cash	$19,997,235	$5,572,199
Restricted cash	551,250	–
Accounts receivable	1,567,568	25,585
Inventory	2,021,955	2,209,015
Inventory deposits	919,551	1,981,397
Prepaid expenses and other current assets	803,473	1,092,860
Total current assets	25,861,032	10,881,057
Long term assets:
Property and equipment, net	609,895	809,734
Intangible assets, net	7,266	18,053
Other long-term assets	294,490	732,810
Right of use assets - operating leases	1,594,519	2,182,612

Total assets	$28,367,202	$14,624,265

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$475,141	$1,454,103
Accrued liabilities	2,499,448	771,631
Accrued purchase commitments	89,744	1,506,976
Current portion of notes payable	15,755,002	17,201
Right of use operating lease liabilities, short-term	380,871	456,207
Customer deposits	58,751	2,277,607
Total current liabilities	19,258,957	6,483,725
Notes payable, net of current portion	54,927	68,785
Right of use operating lease liabilities, long-term	1,237,761	1,767,506
Total liabilities	20,551,645	8,320,017

COMMITMENTS AND CONTINGENCIES	–	–

Stockholders' equity:
Preferred stock: $0.00001 par value, 5,000,000 shares authorized, 2,900,000 shares designated, no shares outstanding	–	–
Common stock: $0.00001 par value, 100,000,000 shares authorized, 24,351,260 shares issued and outstanding as of September 30, 2022, 17,309,187 shares issued and outstanding as of December 31, 2021	198	128
Additional paid-in capital	75,752,873	47,803,643
Accumulated deficit	(67,937,514)	(41,499,522)
Total stockholders’ equity	7,815,557	6,304,249

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$28,367,202	$14,624,265

The accompanying notes are an integral part of these unaudited consolidated financial statements.

VOLCON, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022, AND 2021
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021

Revenue	$242,710	$75,067	$3,795,065	$75,067
Cost of goods sold	2,012,829	1,176,691	11,549,871	1,176,691
Gross margin	(1,770,119)	(1,101,624)	(7,754,806)	(1,101,624)

Operating expenses:
Sales and marketing	1,282,014	1,135,205	3,942,827	1,937,745
Product development	2,177,347	3,021,207	6,775,768	7,595,581
General and administrative expenses	2,085,211	586,494	7,409,601	14,634,037
Total operating expenses	5,544,572	4,742,906	18,128,196	24,167,363

Loss from operations	(7,314,691)	(5,844,530)	(25,883,002)	(25,268,987)

Other income (expense)	33,814	(3,842)	72,800	(9,332)
Interest expense	(618,307)	(42,183)	(627,789)	(67,521)
Total other expense	(584,493)	(46,025)	(554,989)	(76,853)

Loss before provision for income taxes	(7,899,184)	(5,890,555)	(26,437,991)	(25,345,840)
Provision for income taxes	–	–	–	–

Net loss	$(7,899,184)	$(5,890,555)	$(26,437,991)	$(25,345,840)

Net loss per common share – basic	$(0.32)	$(2.55)	$(1.13)	$(11.95)
Net loss per common share – diluted	$(0.32)	$(2.55)	$(1.13)	$(11.95)

Weighted average common shares outstanding – basic	24,345,221	2,303,508	23,454,024	2,121,129
Weighted average common shares outstanding – diluted	24,345,221	2,303,508	23,454,024	2,121,129

The accompanying notes are an integral part of these unaudited consolidated financial statements.

VOLCON, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS ' EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2021
(Unaudited)

			Series A		Series B
	Common Stock		Preferred Stock		Preferred Stock		Additional
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	paid-in capital	Accumulated deficit	Total

Balance at January 1, 2021	1,937,500	$8	–	$–	–	$–	$232,550	$(1,374,413)	$(1,141,855)

Proceeds from WeFunder offering, net of issuance costs of $53,500	–	–	–	–	–	–	2,205,440	–	2,205,440

Issuance of Series A preferred stock, net of issuance costs of $205,470	79,750	–	415,287	4	–	–	2,464,504	–	2,464,508

Conversion of WeFunder offering to Series A preferred stock	–	–	351,832	4	–	–	(4)	–	–

Conversion of SAFE Liability to Series A preferred stock	–	–	424,269	4	–	–	1,999,996	–	2,000,000

Issuance of Series B preferred stock, net of issuance costs of $890,026	123,296	–	–	–	1,105,827	11	9,615,320	–	9,615,331

Issuance of common stock with promissory notes, net of issuance costs of $65,000	266,664	3		–		–	734,997		735,000

Stock-based compensation	162,507		–	–	–	–	14,256,318	–	14,256,318

Net loss	–	–	–	–	–	–	–	(25,345,840)	(25,345,840)

Balance at September 30, 2021	2,569,717	$13	1,191,388	$12	1,105,827	$11	$31,509,121	$(26,720,253)	$4,788,904

The accompanying notes are an integral part of these unaudited consolidated financial statements.

VOLCON, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2022

(Unaudited)

	Common stock		Additional
	Number		paid-in	Accumulated
	of Shares	Amount	capital	deficit	Total

Balance at January 1, 2022	17,309,187	$128	$47,803,643	$(41,499,522)	$6,304,249

Issuance of common stock for public offering, net of issuance costs of $1,910,816	6,666,667	67	18,089,117	–	18,089,184

Issuance of common stock for cashless exercise of warrants	83,552	–	–	–	–

Issuance of common stock for exercise of stock options and restricted shares	240,107	2	39,998	–	40,000

Stock-based compensation	54,623	1	2,642,138	–	2,642,139

Forfeiture of performance shares	(2,876)	–	–	–	–

Issuance of Note Warrants and underwriter warrants, net of issuance costs of $1,003,513	–	–	7,177,976	–	7,177,976

Net loss	–	–	–	(26,437,991)	(26,437,991)

Balance at September 30, 2022	24,351,260	$198	$75,752,872	$(67,937,513)	$7,815,557

The accompanying notes are an integral part of these unaudited consolidated financial statements.

VOLCON, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021
(Unaudited)

	September 30,	September 30,
	2022	2021
Cash flow from operating activities:
Net loss	$(26,437,991)	$(25,345,840)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	2,642,139	14,256,318
Loss on write down of inventory and inventory deposits	1,650,838	–
Loss on lease terminations	395,138	–
Loss on write off of property & equipment	250,369	145,000
Write off of intangible assets	6,427	–
Non-cash interest expense	614,366	58,312
Amortization of right of use assets	342,112	252,951
Depreciation and amortization	574,117	134,557
Changes in operating assets and liabilities:
Accounts receivable	(1,541,983)	(35,663)
Inventory	(1,463,778)	(2,328,686)
Inventory deposits	1,061,846	(2,940,314)
Prepaid assets and other current assets	289,387	(238,525)
Other assets	(29,120)	(698,627)
Accounts payable	(978,962)	1,249,314
Accrued liabilities	293,626	120,322
Right of use liabilities - operating leases	(269,836)	(194,175)
Customer deposits	(2,218,856)	2,278,240
Net cash provided by (used in) operating activities	(24,820,161)	(13,286,816)
Cash flow from investing activities:
Purchase of property and equipment	(620,290)	(694,553)
Purchase of intangible assets	–	(13,125)
Net cash used by investing activities	(620,290)	(707,678)
Cash flow from financing activities:
Repayment of notes payable	(12,768)	(8,488)
Proceeds from WeFunder offering, net of offering costs of $53,500	–	2,205,440
Proceeds from issuance of Series A preferred stock, net of $205,470 of issuance costs	–	2,464,508
Proceeds from issuance of Series B preferred stock, net of $890,026 of issuance costs	–	9,615,331
Proceeds from issuance of common stock from public offering, net of issuance costs of $1,910,816	18,089,184	–
Proceeds from issuance of convertible notes, net of issuance costs of $2,312,895	15,122,345	–
Proceeds from issuance of warrants to convertible note holders, net of issuance costs of $1,003,513	7,177,976	–
Proceeds from issuance of promissory notes, net of issuance costs of $96,000	–	1,104,000
Proceeds from exercise of stock options	40,000	–
Proceeds from issuance of common stock with promissory notes, net of $65,000 of issuance costs	–	735,000
Net cash provided by financing activities	40,416,737	16,115,791

NET CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	14,976,286	2,121,297
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT BEGINNING OF PERIOD	5,572,199	536,082
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	$20,548,485	$2,657,379

Supplemental disclosure of cash flow information:
Cash paid for interest	$4,401	$9,209
Cash paid for income taxes	$–	$–

Non-cash transactions:
Recognition of initial right of use asset - operating lease	$1,128,609	$1,707,466
Acquisition of property and equipment with note payable	$–	$30,942
Conversion of SAFE liability to Series A preferred stock	$–	$2,000,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

VOLCON, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 – ORGANIZATION, NATURE OF OPERATIONS AND GOING CONCERN

Organization and Nature of Operations

Volcon, Inc. (“Volcon” or the “Company”) was formed on February 21, 2020, as a Delaware corporation, under the name Frog ePowersports, Inc. The Company was renamed Volcon, Inc. on October 1, 2020. Volcon is a developer and manufacturer of all-electric off road powersport vehicles.

On January 5, 2021, the Company created Volcon ePowersports, LLC, a Colorado wholly-owned subsidiary of the Company, to sell Volcon vehicles and accessories in the United States.

Going Concern

The accompanying interim consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has recurring losses and has generated negative cash flows from operations since inception.

In August 2022, the Company ceased manufacturing the Grunt motorcycle in Round Rock, Texas and has outsourced the manufacturing of the Grunt to a third party in Mexico. Further, the Company has, or plans to, outsource the manufacturing of all its future vehicles to third parties for the foreseeable future. The Company has also outsourced certain design and prototype services of its vehicles to third parties. In September 2022, management reduced headcount and employee related costs in its product development and administrative departments to reduce operating costs.

Also in August 2022, the Company received net proceeds of approximately $22.3 million for the issuance of convertible notes due February 2024 and warrants (see Note 6). The convertible notes require the Company to have unrestricted and unencumbered cash on deposit of $10,000,000 if the outstanding principal (and interest, if any) of the convertible notes is $15,000,000 or greater as of September 30, 2023 and December 31, 2023. The cash on deposit requirement is reduced dollar for dollar to the extent the outstanding principal (and interest, if any) of the convertible notes is less than $15,000,000 on each of these dates.

Although management believes that the cost reduction initiatives, the estimated future proceeds that are anticipated to be generated from operations and net proceeds received from the convertible notes and warrants will be sufficient to fund the Company’s operations over the next twelve months and meet the requirements to maintain cash on deposit as specified in the convertible note agreements, there can be no assurance that the Company will not require additional funding to continue its operations for the next twelve months. There can also be no assurance that such additional funding if needed, would be available to the Company on acceptable terms, or at all.

Due to these conditions, this raises substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that may result should the Company be unable to continue as a going concern.

Impact of COVID-19

The outbreak of the 2019 novel coronavirus disease (“COVID-19”), which was declared a global pandemic by the World Health Organization on March 11, 2020, and the related responses by public health and governmental authorities to contain and combat its outbreak and spread, has severely impacted the U.S. and world economies. Economic recessions, including those brought on by the COVID-19 outbreak, may have a negative effect on the demand for the Company’s products and the Company’s operating results. The range of possible impacts on the Company’s business from the coronavirus pandemic could include: (i) changing demand for the Company’s products; (ii) potential disruption to the Company’s supply chain and distribution network; and (iii) disruption in the production of the Company’s vehicles by third parties due to employee illness or government regulations regarding social distancing and workplace requirements.

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

Results for the interim periods in this report are not necessarily indicative of future financial results and have not been audited by our independent registered public accounting firm. In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments necessary to present fairly our interim consolidated financial statements as of September 30, 2022, and for the three and nine months ended September 30, 2022 and 2021. These adjustments are of a normal recurring nature and consistent with the adjustments recorded to prepare the annual audited consolidated financial statements as of December 31, 2021.

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

Cash, Cash Equivalents and Restricted Cash

Cash and cash equivalents include short-term investments with original maturities of 90 days or less at the date of purchase. The recorded value of our cash and cash equivalents approximates their fair value. Restricted cash includes cash equivalents restricted as collateral for the Company’s corporate credit cards and a letter of credit with the Company’s bank. Cash and cash equivalents at September 30, 2022 is $19,997,235 and restricted cash was $551,250. There was no restricted cash as of December 31, 2021.

Revenue Recognition

For sales of the Grunt motorcycle directly to consumers, revenue was recognized when the Company transferred control of the product to the customer and the 14-day acceptance period had expired, or earlier acceptance had been received from the customer. Sales directly to consumers were completed as of June 1, 2022.

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

Sales promotions and incentives. The Company provides for estimated sales promotions and incentives, which are recognized as a component of sales in measuring the amount of consideration the Company expects to receive in exchange for transferring goods or providing services. Examples of sales promotion and incentive programs include rebates, distributor fees, dealer co-op advertising and volume incentives. Sales promotions and incentives are estimated based on contractual requirements. The Company records these amounts as a liability in the balance sheet until they are ultimately paid. Adjustments to sales promotions and incentives accruals are made as actual usage becomes known to properly estimate the amounts necessary to generate consumer demand based on market conditions as of the balance sheet date.

Shipping and handling charges and costs. The Company records shipping and handling amounts charged to the customer and related shipping costs as a component of cost of sales when control has transferred to the customer.

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

Inventory and Inventory Deposits

Inventories and prepaid inventory deposits are stated at the lower of cost (first-in, first-out method) or net realizable value.

Certain vendors require the Company to pay an upfront deposit before they will manufacture and ship our parts or accessories. These payments are classified as prepaid inventory deposits on the balance sheet until title and risk of loss transfers to the Company, at which time they are classified as inventory.

Raw materials inventory costs include the cost of parts, including duties, tariffs and shipping. Work in process and finished goods include the cost of parts, labor and manufacturing overhead costs associated with the assembly of the vehicle. Finished goods also include accessories for the vehicle and branded merchandise such as hats and shirts.

Through August 2022 the Company assembled the Grunt motorcycle in a leased facility. The Company ceased assembly operations at the end of August and outsourced the assembly of the Grunt to a third party. As of September 30, 2022, the Company is in the process of transferring its raw materials and work in process inventory for the Grunt to the third party manufacturer. This manufacturer will take title to the inventory and provide the Company with a credit towards future purchases of finished goods once it begins production. The Company has adjusted the value of these inventories to the amount of the credit the third party manufacturer has agreed to give the Company for future manufacturing of the Company’s vehicles.

Property and Equipment

Property and equipment are valued at cost. Additions are capitalized and maintenance and repairs are charged to expense as incurred. Gains and losses on dispositions of equipment are reflected in operations. Depreciation is recorded using the straight-line method over the estimated useful lives of the assets as follows:

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

Recently Issued Accounting Pronouncements

In August 2020, the FASB issued ASU No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging— Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”). The amendments in ASU 2020-06 simplify the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts on an entity’s own equity. Under ASU 2020-06, embedded conversion features are no longer separately reported in equity and convertible debt instruments are now accounted for as a single liability measured at amortized cost, as long as no other features require bifurcation and recognition as derivatives. These changes will reduce reported interest expense and increase reported net income for entities with convertible instruments that were bifurcated between liabilities and equity under previously existing guidance. Additionally, temporary differences between the book and tax bases resulting from the bifurcation of the embedded conversion feature under previously existing guidance have been eliminated and deferred tax assets and liabilities arising from such temporary differences will no longer be reported. The new guidance also requires the if-converted method to be used in diluted earnings per share computations for all convertible instruments and revised the if-converted method to preclude the addback of interest expense to the numerator if the principal portions of the convertible instruments are required to be settled in cash. The standard is effective for public companies for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2021. Until the issuance of the Convertible Notes as discussed in Note 6, ASU 2020-06 did not affect the Company as the Company did not have any instruments outstanding that would be affected by ASU 202-06. The Company adopted ASU No. 2020-06 effective with the issuance of the Convertible Notes. The adoption of ASU 2020-06 does not impact the Company’s liquidity or cash flows.

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

NOTE 3 – INVENTORY

Inventory consists of the following:

	September 30, 2022	December 31, 2021
Raw materials	$1,709,012	$1,822,306
Work in process	118,186	45,444
Finished goods	194,757	341,265
Total inventory	$2,021,955	$2,209,015

The Company has recognized a loss of $1,650,838 on inventory and inventory deposits for Grunt parts for the nine months ended September 30, 2022 to reduce inventories for Grunts to their net realizable value. There were no losses recognized in the nine months ended September 30, 2021. The Company has purchase commitments for future payments due for inventory where initial deposits were paid as of September 30, 2022. The total additional payments due subsequent to September 30, 2022 are $878,511.

NOTE 4 – LONG – LIVED ASSETS

Property and Equipment

Property and equipment consist of the following:

	September 30, 2022	December 31, 2021
Machinery, tooling and equipment	$208,162	$554,378
Vehicles	156,648	148,460
Internal use manufactured vehicles	274,385	73,500
Fixtures & furniture	50,768	75,935
Leasehold improvements	44,663	60,248
Computers	231,791	88,610
	966,417	1,001,130
Less: Accumulated depreciation	(356,522)	(191,397)
Total property and equipment	$609,895	$809,734

Depreciation expense for the three and nine months ended September 30, 2022 was $265,907 and $569,757, respectively. Depreciation expense for the three and nine months ended September 30, 2021 was $57,448 and $124,726, respectively.

Intangible Assets

Intangible assets consist of the following:

	September 30, 2022	December 31, 2021
Domain names	$17,438	$17,438
Software	–	13,125
	17,438	30,563
Less: Accumulated amortization	(10,172)	(12,510)
Total intangible assets	$7,266	$18,053

Amortization expense for the three and nine months ended September 30, 2022 was $1,453 and $4,360, respectively. Amortization expense for the three and nine months ended September 30, 2021 was $3,741 and $9,831, respectively.

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

The following table provides the maturities of these notes payable as of September 30, 2022:

Remainder of 2022	$5,921
2023	23,685
2024	23,685
2025	17,664
2026	14,654
Total future payments	85,609
Less: Interest	(12,390)
Total notes payable	73,219
Less current portion	(18,292)
Long-term notes payable	$54,927

NOTE 6 - CONVERTIBLE NOTES

On August 24, 2022, the Company issued senior convertible notes with an aggregate principal amount of $27,173,913 due February 24, 2024 (“the Convertible Notes”). The Convertible Notes have a conversion price of $2.25 per share of common stock (12,077,295 total shares if fully converted) and were issued with an original issue discount of 8.0% and do not bear interest unless an event of default has occurred, upon which interest accrues at 10% per annum. The holders of the Convertible Notes can convert any portion of the principal at any time during the term of the notes. The holders of the Convertible Notes also received fully vested warrants (the “Note Warrants”) to purchase 9,057,971 shares of the Company’s common stock at an exercise price of $2.85 per share. The conversion and warrant exercise prices are subject to adjustment if the Company declares a stock dividend, stock split or recapitalization. The Company has reserved shares of common stock for the total number of shares the Convertible Notes can be converted into and the total shares issuable for the exercise of the Note Warrants. The Company received net cash proceeds, after issuance costs (excluding the value of the warrants issued to the placement agent as discussed below) of $22,300,321.

The Convertible Note and Note Warrant holders (collectively the “Holders”) do not have voting rights to the extent they have not converted their notes or exercised their warrants. The Holders do participate in any dividends or distributions of assets made by the Company to common stockholders based on the number of shares their notes can convert into or the number of shares they would receive if all warrants were exercised.

The Convertible Notes contain certain conversion limitations, providing that no conversion may be made if, after giving effect to the conversion, the holder, together with any of its affiliates, would own in excess of 9.99% of the Company’s outstanding shares of Common Stock after giving effect to such conversion. The Company can force conversion of the Convertible Notes at any time if the weighted average price of the Company’s common stock for ten consecutive trading days equals or exceeds $3.50, subject to the share limitations described above. In addition to default interest of 10% accruing on the Convertible Notes, the holders may require the Company to redeem a portion or all of the outstanding Convertible Notes.

Events of default for the Convertible Notes are defined in the note agreements and include the following:

•	Failure of the Company to file a registration statement, and have declared effective to register the shares of the Company’s common stock within a specified period (the Company has met this requirement as of September 26, 2022)
•	Suspension of trading, or failure to be listed, of the Company’s common stock on an eligible market, as defined, for a period of two consecutive trading days or an aggregate of ten trading days in a 365 day period
•	Failure to deliver shares of the Company’s common stock within five days following a conversion notification
•	Failure to reserve shares of the Company’s common stock for the conversion of the Convertible Notes and Note Warrants
•	Any acceleration prior to maturity of any indebtedness of the Company, declaration of bankruptcy, or court ordered bankruptcy
•	Final judgment or judgments for payment aggregating in excess of $250,000 are rendered against the Company not covered by insurance or indemnity and are not discharged or stayed pending appeal within 60 days of judgment
•	Breach of any representation, warranty or covenant by the Company to the transaction documents of the Convertible Notes and Note Warrants
•	Any material damage to, or loss, theft or destruction of a material amount of the property of the Company
•	Failure to remove any restrictive legends on any shares of the Company’s common stock issued to the holders of the Convertible Notes
•	Electronic transfer of shares of the Company’s common stock is not available

The Convertible Notes require the Company to have unrestricted and unencumbered cash on deposit of $10,000,000 if the outstanding principal (and interest, if any) of the Convertible Notes is $15,000,000 or greater as of September 30, 2023 and December 31, 2023. The cash on deposit requirement is reduced dollar for dollar to the extent the outstanding principal (and interest, if any) of the Convertible Notes is less than $15,000,000 on each of these dates.

The Note Warrants expire on August 24, 2027. The Note Warrants contain certain conversion limitations, providing that a holder thereof may not exercise such Note Warrant to the extent that, if after giving effect to such conversion, the holder or any of its affiliates would beneficially own in excess of 4.99% of the outstanding shares of the Company’s common stock immediately after giving effect to such exercise. The Note Warrants provide the holders the right to exercise the warrants on a non-cash basis if the Company does not have an effective registration statement for the underlying shares of common stock. The Company evaluated the provisions of the Note Warrants and concluded that they should be classified as equity.

The Company incurred debt issuance costs of $3,316,409, which includes $616,730 for the fair value of the warrants issued to the placement agent of the Convertible Notes as further described in Note 8. The Company allocated the net proceeds received from the issuance of the Convertible Notes and Note Warrants based on the relative fair values of each resulting in net proceeds of $15,122,345 being allocated to the Convertible Notes recorded as a current liability in the balance sheet and net proceeds of $6,561,247 being allocated to the Note Warrants which was recorded in equity. The Company will record non-cash interest expense over the term of the Convertible Notes to accrete the allocated value of the Convertible Notes to the aggregate principal amount of $27,173,913 using the effective interest method and an interest rate of 39.6%. As of September 30, 2022, no conversions of the Convertible Notes or exercise of the Note Warrants or warrants issued to the placement agent had occurred.

The following is a summary of the Convertible Notes as of September 30, 2022:

Principal amount	$27,173,913
Unamortized discount and issuance costs	(11,437,202)
Net carrying amount	15,736,711
Fair value (Level 2)	$24,637,026

Interest expense recorded for the three and nine months ended September 30, 2022 was $614,366.

NOTE 7 – RELATED PARTY TRANSACTIONS

In September 2022, the Company issued purchase orders for prototype parts of $21,860 and made prepayments as of September 30, 2022 on these purchase orders of $10,930, to a vendor that Pink Possum holds an equity interest of 25%. This vendor is expected to provide additional prototype and product parts for the Stag Armageddon, an upgraded version of the Stag LE. The Stag Armageddon is expected to be released in 2024. Pink Possum loaned this vendor $80,000 in exchange for the 25% equity interest but if the loan is repaid by December 31, 2022, then Pink Possum will return the equity interest.

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

In January 2022, the Company executed a lease assignment with the ultimate landlord of this facility. The lease was set to expire on December 31, 2023 and the monthly lease payment was approximately $9,800. The Company paid the former Chief Operating Officer $15,317 to reimburse him for the security deposit on the lease of $9,453 plus $5,864 for leasehold improvements and equipment he installed in the facility. Total expense recognized to this related party for this lease for the three and nine months ended September 30, 2022 was zero and $11,120, respectively, and $33,360 and $100,080 for the three and nine months ended September 30, 2021, respectively. See further discussion of the termination of this lease effective September 2022 in Note 12 below.

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

In October 2021, the Company began discussions for an additional amendment to the lease, in anticipation of manufacturing the Stag at this location, which would have resulted in the monthly payment increasing to $100,000 for the first year of the lease and increasing annually throughout the term of the lease to $107,000 in the final year. Monthly payments for the initial lease and the amended agreement would have begun at the time a certificate of occupancy was received by the landlord.

The Company evaluated the cost of this facility in relation to other lower cost options, including having a third-party manufacture the Stag, and determined that it would be in the best interest of the Company to terminate this lease. On April 27, 2022, the Company informed the landlord that we would be terminating the lease. On May 27, 2022, the landlord notified the Company that the landlord would refund $85,756 of the prepaid rent and security deposit balance of $601,818 paid by the Company. This refund would be paid to the Company once the landlord has sold the land and the landlord will release the Company from any remaining obligations under the lease and amendments. The unrefunded portion of the prepaid rent and security deposit relates to some survey, architecture and construction design costs that were incurred by the landlord prior to the Company terminating the lease. The Company has recognized a loss on the termination of this lease of $247,525 for the nine month period ended September 30, 2022.

Total amortization expense for the right of use asset recorded for the initial lease for the nine months ended September 30, 2022 was $61,709 and for the three and nine months ended September 30, 2021 was $37,025 and $111,076, respectively.

In June 2021, the Company entered into an agreement with a company controlled by the Company’s Chairman and founding stockholder to lease office space for $2,000 per month for a period of one year. Total expense recorded for this lease for the three and nine months ended September 30, 2022 was $4,000 and $16,000, respectively. In May 2022, the Company informed the landlord that it will terminate this lease, and the landlord has confirmed that the lease terminated effective September 1, 2022.

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

In addition, pursuant to the consulting agreements, upon the occurrence of a Fundamental Transaction (as defined below) for an aggregate gross sales price of $100.0 million or more, each entity will receive a cash payment equal to 1% of such gross sales price. For the purposes of the consulting agreements, “Fundamental Transaction” means any of the following: (i) a consolidation or merger involving the Company if the holders of the voting securities of the Company that are outstanding immediately prior to the consummation of such consolidation or merger do not, immediately after the consummation of such consolidation or merger, hold voting securities that collectively possess at least a majority of the voting power of all the outstanding securities of the surviving entity of such consolidation or merger or such surviving entity’s parent entity; (ii) a transfer or issuance (in a single transaction or series of related transactions) by one or more of the Company and its stockholders to one person or to any group of persons acting in concert, of shares of the Company’s capital stock then collectively possessing 50% or more of the voting power of all then outstanding shares of the Company’s capital stock (computed on an as-converted to common stock basis); or (iii) any sale, license, lease, assignment or other disposition of all or substantially all of the assets of the Company. Furthermore, commencing upon the completion of the Company’s initial public offering of the shares of our common stock, if the Company’s market capitalization exceeds $300.0 million for a period of 21 consecutive trading days, each of the entities will receive an additional cash payment equal to $15.0 million; provided that the Company will have the right, in its sole discretion, to make the foregoing $15.0 million payment by the issuance of shares of the Company’s common stock. The foregoing amounts will be payable to the entities if the above milestones occur any time prior to the ten-year anniversary of the original consulting agreements, or August 28, 2030.

Also see “Note 8 -- Stockholders’ Equity” for a further discussion of the warrants issued to Pink Possum and Highbridge.

NOTE 8 – STOCKHOLDERS’ EQUITY

The Company is authorized to issue up to 100,000,000 shares of common stock with a par value of $0.00001. In addition, the Company is authorized to issue 5,000,000 shares of preferred stock with a par value of $0.00001. The specific rights of the preferred stock, when so designated, shall be determined by the board of directors.

Common Stock

In October 2021, the Company completed its initial public offering and sold 3,251,875 shares of common stock for net proceeds of approximately $15.9 million. Total issuance costs were $2,949,882 including the issuance of fully vested warrants to purchase 162,594 shares of the Company’s common stock with a five year exercise term at an exercise price of $6.88 per share to the underwriter of the initial public offering which were valued at $981,871. Upon completion of the initial public offering all shares of preferred stock were converted to common stock. The total shares of common stock issued upon conversion of preferred stock were 5,743,175.

On February 1, 2022, the Company sold 6,666,667 shares of its common stock in a public offering at $3.00 per share. The Company received net proceeds of $18,089,117 after underwriter commissions and expenses of $1,910,816. The underwriter was also issued a warrant to purchase 333,334 shares of the Company’s common stock at an exercise price of $3.75 per share that expires five years from the date of issuance.

The underwriting agreement provided the underwriter with the option to sell an additional 1,000,000 shares (the “Overallotment”) which could be sold for up to 45 days subsequent to the completion of the offering at $3.00 per share. The underwriter did not exercise the option for the Overallotment.

The Company’s officers and directors agreed not to sell any shares for 90 days following this offering. The Company has agreed not to issue any shares for a period of twelve months following the offering, other than for the purposes of shares issued related to the 2021 Plan (as defined below) or for an acquisition or merger, without the consent of the underwriter.

As discussed in Note 6 above, the Company issued the Convertible Notes and Note Warrants, along with the warrants to the placement agent in August 2022. The Company received consent from the underwriter to issue such securities. In addition, the Company was required to reserve 21,135,267 shares of common stock for future issuance of shares for the conversion of the Convertible Notes and exercise of the Note Warrants and 603,864 shares for the exercise of the placement agent warrants.

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

Preferred Stock

In 2021, the Company designated 1,400,000 shares of preferred stock as Series A preferred stock. The Series A preferred stock had a par value of $0.00001, had no voting rights, no dividends and each share would automatically convert into 2.5 shares of common stock of the Company at the time of the Company’s initial public offering. In February 2021, the Company completed an offering of 415,287 shares of Series A preferred stock and received gross proceeds of $2,669,974. The Company paid expenses of $205,470 related to the offering including issuing to one financial broker dealer 79,750 shares of common stock and 79,775 fully vested warrants with a 5 year exercise term to purchase common stock with an exercise price of $2.57 valued at $49,743.

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

Entities controlled by the Company’s two founders, who were both directors and one of which was the Chairman of the Board at the time these agreements were entered into, each entered into an anti-dilution warrant with the Company. In the event of their ownership of the Company’s fully diluted capitalization being less than 25% or 18.75%, each individual would have received common stock warrants with an exercise price of $0.0041 to purchase sufficient shares to return them to those ownership percentages. The warrants were fully vested upon grant and have an exercise period of 10 years from the date of grant. As of December 31, 2020, no warrants were owed to the two founders. As discussed below, subsequent to December 31, 2020, the anti-dilution warrants were exchanged for a fixed number of warrants.

In March 2021, the Company agreed to exchange the two anti-dilution warrants that were issued to Highbridge and Pink Possum for a total of 11,000,000 warrants to purchase shares of common stock at an exercise price of $0.98 for a period of 10 years. In connection with this exchange, the Company amended its existing consulting agreements with Highbridge and Pink Possum, to allow for the payment of compensation totaling $30,000,000 in the event that the Company’s market capitalization exceeds $300,000,000 for 21 consecutive trading days. The Company will have the option to settle the amount by issuing shares of common stock based on the closing price of the Company’s stock at the start of the 21-day period. In addition to this payment, Highbridge and Pink Possum will continue to receive a cash payment equal to 1% of the gross sale price in the event of a change of control of the Company with a sale price of at least $100,000,000. In connection with the exchange, the Company recognized expense of $13,031,989 for the estimated fair value of the warrants on a Black-Scholes option pricing model utilizing the following assumptions: 1) volatility of 106% based on a peer group of companies; 2) risk-free rate of 1.67%; 3) dividend rate of 0.0%; and 4) an expected term of 10 years. In December 2021, Highbridge exercised its warrants on a cashless basis and the Company issued 5,507,575 shares of common stock. As of July 26, 2022, this founder is no longer on the board of directors but does hold board observer rights.

As discussed in Note 6, the Company issued the Note Warrants, which are fully vested, to purchase 9,057,971 shares of the Company’s common stock at an exercise price of $2.85. The Note Warrants expire five years from the issuance date. Also, the Company issued to the placement agent of the Convertible Notes, fully vested warrants to purchase 603,864 shares of the Company’s common stock at an exercise price of $3.5625. The warrants are not exercisable until February 24, 2023 and expire on February 24, 2028. The Company valued all of these warrants using the closing price of the Company’s common stock on August 24, 2022 of $2.44, volatility of 79.81% based on peer companies, risk free interest rate of 3.03%, no dividends and an estimated life of 2.5 years.

During three and nine months ended September 30, 2022, the Company recognized expense of $0 and $7,302, respectively, and during the three and nine months ended September 30, 2021, the Company recognized expense of $151,720 and $13,274,861, respectively, related to common stock warrants. No additional expense will be recognized in the future for any warrants outstanding as of September 30, 2022.

The following is the activity related to common stock warrants during the nine months ended September 30, 2022:

	Common Stock Warrants
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Life in years	Intrinsic Value

Outstanding at January 1, 2022	5,174,209	$1.16
Granted	9,995,169	$2.92
Cancelled	–	$–
Expired	–	$–
Exercised	(83,760)	$0.004
Outstanding at September 30, 2022	15,085,618	$2.33	6.05	$4,895,647
Exercisable at September 30, 2022	15,085,618	$2.33	6.05	$4,895,647

NOTE 9 – STOCK-BASED COMPENSATION

In January 2021, the Company’s board of directors adopted the Volcon, Inc. 2021 Stock Plan, (the “2021 Plan”). The 2021 Plan is a stock-based compensation plan that provides for discretionary grants of stock options, stock awards, and restricted stock unit awards to employees, members of the board of directors and consultants (including restricted stock units issued prior to the adoption of the plan as further discussed below). The Company initially reserved a total of 3,000,000 shares of the Company’s common stock for issuance under the 2021 Plan. On July 26, 2022, the Company’s stockholders approved an increase of 4,000,000 shares of the Company’s common stock for issuance under the 2021 plan, which may be adjusted for changes in capitalization and certain corporate transactions. To the extent that an award, if forfeitable, expires, terminates or lapses, or an award is otherwise settled in cash without the delivery of shares of common stock to the participant, then any unpaid shares subject to the award will be available for future grant or issuance under the 2021 Plan. Shares available for issuance under the 2021 Plan as of September 30, 2022, were 2,987,808 shares. Awards vest according to each agreement and as long as the employee remains employed with the Company or the consultant continues to provide services in accordance with the terms of the agreement.

Restricted Stock Units

The following is the restricted stock unit activity for the nine months ended September 30, 2022:

Outstanding January 1, 2022	$350,000
Granted	35,000
Vested	(185,000)
Canceled	(50,000)
Outstanding September 30, 2022	$150,000

In January 2022, the Company modified the vesting terms of 100,000 RSUs that had vested as of December 31, 2021 to extend the vesting through May 15, 2022. The Company granted an additional 25,000 RSUs to the holders of these RSUs that vesting was extended and these additional RSUs would also vest as of May 15, 2022. The Company recorded additional expenses of $1,126,250 during the nine months ended September 30, 2022, related to these modifications. The remaining 25,000 shares that were vested as of December 31, 2021 were issued in January 2022. In January 2022, the Company granted 10,000 RSUs that vested over 3 months (vesting began in December 2021), to a consultant.

The Company recognized expenses for RSUs of $35,325 and $1,232,135 (including the amounts noted above), for the three and nine months ended September 30, 2022, respectively, and $(18,568) and $179,795 for the three and nine months ended September 30, 2021, respectively. The Company expects to recognize additional compensation expenses of $157,090 related to RSUs assuming all awards outstanding at September 30, 2022 will vest.

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

Stock Options

The following summarizes activity relating to common stock options to employees and consultants for services during the nine months ended September 30, 2022:

	Common Stock Options
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Life in years	Intrinsic Value
Outstanding at January 1, 2022	1,964,045	$3.33
Granted	2,221,454	$3.44
Forfeited	(722,561)	$4.22
Exercised	(55,107)	$1.00
Outstanding at September 30, 2022	3,407,831	$3.21		$
Exercisable at September 30, 2022	586,417	$1.87	8.77		$321,717

On September 14, 2022, the Company granted 856,000 stock options to employees, excluding Company officers, of which 50% of the options will vest on March 15, 2023 and the remaining 50% will vest on September 14, 2023 so long as employment continues as of each applicable vesting date. The remaining grants during 2022 primarily represent options granted to new employees with vesting terms primarily over three years, one third on the employees’ employment anniversary date.

The Company valued the options using an estimated fair value of the shares of common stock between $0.98 – $5.00, volatility between 71% - 105% based on peer companies, risk free interest rate between 0.77% - 0.85%, no dividends and an estimated life of 6 years. During the three and nine months ended September 30, 2022, the Company recognized share-based compensation expenses of $389,745 and $1,385,412 respectively, and for the three and nine months ended September 30, 2021 the Company recognized share-based compensation expense of $121,798 and $244,151, respectively, related to common stock options. The Company expects to recognize additional compensation expenses of $4,669,160 related to these common stock options assuming all awards will vest.

Total stock-based compensation recorded for the three and nine months ended September 30, 2022 and 2021 for all stock based compensation awards, including warrants, has been recorded as follows:

	Three Months Ended September 30, 2022	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2022	Nine Months Ended September 30, 2021
Cost of Goods Sold	$113,794	$188,860	$391,674	$269,266
Sales and Marketing	106,478	160,622	568,333	237,028
Product Development	82,560	354,439	661,754	379,160
General and Administrative	122,238	145,804	1,003,088	13,370,865
Total	$425,070	$849,725	$2,624,849	$14,256,318

NOTE 10 – LOSS PER COMMON SHARE

The basic net loss per common share is calculated by dividing the Company’s net loss available to common stockholders by the weighted average number of common shares during the year. The diluted net loss per common share is calculated by dividing the Company’s net loss available to common stockholders by the diluted weighted average number of common shares outstanding during the year. The diluted weighted average number of common shares outstanding is the basic weighted number of common shares adjusted for any potentially dilutive debt or equity. Diluted net loss per common share is equal to basic net loss per share due to the Company’s net loss and any potentially issuable shares are anti-dilutive.

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021

Numerator:

Net loss	$(7,899,184)	$(5,890,555)	$(26,437,991)	$(25,345,840)

Denominator:

Denominator for basic and diluted net loss per common share - weighted average of common shares	24,345,221	2,303,508	23,454,024	2,121,129

Basic and diluted net loss per common share	$(0.32)	$(2.55)	$(1.13)	$(11.95)

Common shares consisting of shares potentially dilutive as of September 30, 2022 and 2021 are as follows:

	2022	2021
Series A preferred stock (number of common shares convertible to)	$–	$2,978,588
Series B preferred stock (number of common shares convertible to)	–	2,764,587
Convertible Notes	12,077,295	–
Warrants	15,085,618	11,578,642
Stock options	3,407,831	1,674,250
Restricted stock units	150,000	450,000
Total	$30,720,744	$19,446,067

Any potential shares issuable under the anti-dilution warrants discussed in Note 8 above were excluded from the calculation of diluted net loss per share due to their antidilutive effect.

NOTE 11 – INCOME TAXES

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

Significant components of the Company's deferred tax assets and liabilities at September 30, 2022 and December 31, 2021 are as follows:

	September 30, 2022	December 31, 2021
Deferred tax assets
Net operating losses	$10,060,058	$5,078,075
Depreciation and amortization	194,215	46,030
Research & development credit	713,712	592,276
Lease liability	339,913	466,980
Stock-based compensation	3,345,451	2,872,973
Accrued expenses	240,055	478,171
Capital loss carryover	176,949	–
Other	2,229	336
Total	15,072,632	9,534,840
Valuation allowance	(14,737,783)	(9,076,492)
Net deferred tax asset	334,849	458,348
Deferred tax liabilities
Right of use assets	(334,849)	(458,348)
Total net deferred taxes deferred tax liabilities	$–	$–

Management currently believes that since the Company has a history of losses it is more likely than not that the deferred tax regarding the loss carry forwards and other temporary differences will not be realized in the foreseeable future. The Company believes that carryforward limitations will be applied to the historical net operating losses due to the recent change of control transition. The Company's cumulative net operating loss carry forward of approximately $47,905,038 as of September 30, 2022, may be limited in future years depending on future taxable income in any given fiscal year. The net operating losses can be carried forward indefinitely.

The Company has recorded no liability for income taxes associated with unrecognized tax benefits at the date of adoption and has not recorded any liability associated with unrecognized tax benefits. Accordingly, the Company has not recorded any interest or penalty in regard to any unrecognized benefit.

NOTE 12 – LEASES

The components of lease cost for operating leases for the three and nine months ended September 30, 2022 and 2021 were as follows:

	Three Months Ended September 30, 2022	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2022	Nine Months Ended September 30, 2021
Lease Cost
Operating lease cost	$107,534	$121,932	$406,786	$252,951
Short-term lease cost	75,015	61,226	208,009	132,697
Variable lease cost	–	–	–	–
Sublease income	–	–	–	–
Total lease cost	$182,549	$183,158	$614,795	$385,648

Supplemental cash flow information related to leases for the nine months ended September 30, 2022 and 2021, was as follows:

	September 30, 2022	September 30, 2021
Other Lease Information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$269,836	$194,175
Amortization of right of use assets	$342,112	$252,951

The following table summarizes the lease-related assets and liabilities recorded on the balance sheet at September 30, 2022 and December 31, 2021:

	September 30, 2022	December 31, 2021
Lease Position
Operating Leases
Operating lease right-of-use assets	$1,594,519	$2,182,612
Right of use liabilities operating leases short-term	380,871	456,207
Right of use liabilities operating leases long-term	1,237,761	1,767,506
Total operating lease liabilities	$1,618,632	$2,223,713

The Company utilizes the incremental borrowing rate in determining the present value of lease payments unless the implicit rate is readily determinable. The Company recognized an initial right of use asset and lease liability of $1,128,609 for leases entered into during the nine months ended September 30, 2022.

Lease Term and Discount Rate	September 30, 2022
Weighted-average remaining lease term (years)
Operating leases	3.9
Weighted-average discount rate
Operating leases	6.67%

The following table provides the maturities of lease liabilities at September 30, 2022:

Operating
Leases
Remainder of 2022	$113,224
2023	458,572
2024	471,638
2025	485,702
2026	340,591
Total future undiscounted lease payments	1,869,727
Less: Interest	(251,094)
Present value of lease liabilities	$1,618,632

The Company closed its Denver, Colorado, store location (the Company’s only store) in June 2022 and entered into a lease termination agreement in July 2022 to relieve the Company of its future obligations under the lease. The Company has recorded a loss of $148,322 in the nine months ended September 30, 2022 related to this facility which includes the write off of prepaid rent, security deposit, right of use asset and liability and a loss on the write-off of leasehold improvements and fixtures and furniture of $46,289.

In July 2022, the Company entered into a new lease agreement for office space in Round Rock, Texas with the landlord of its current Round Rock facilities. The lease begins in August 2022 and terminates in August 2026. In connection with signing this lease, the landlord has agreed to terminate the lease on one of the current facilities that would have expired in December 2023. The additional monthly rent after consideration of the rent on the facility being canceled is not significant. As discussed in Note 7 above, the Company terminated the lease, and related amendment, as of September 30, 2022 for a leased warehouse facility in conjunction with entering into the lease agreement for office space and the above does not include any amounts related to that lease. There was an insignificant impact to the Company’s operations for the three and nine months ended September 30, 2022 due to the termination of this lease.

The total loss on lease terminations for the nine months ended September 30, 2022 was 395,138.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is intended as a review of significant factors affecting the Company’s financial condition and results of operations for the periods indicated. This discussion and analysis should be read in conjunction with the financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and the Company’s Annual Report on Form 10-K, which contains audited financial statements of the Company as of and for the year ended December 31, 2021, previously filed with the Securities and Exchange Commission. Results for the three and nine months ended September 30, 2022 are not necessarily indicative of results for the year ending December 31, 2022 or any future period.

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

Forward-looking statements include, but are not limited to, statements about:

•	our ability to generate revenues from sales, generate cash from operations, or obtain additional funding to market our vehicles and develop new products;
•	our ability to successfully implement and effectively manage our outsourced manufacturing, design and development model and achieve any anticipated benefits;
•	the ability of third-party manufacturers to produce our vehicles in accordance with our design and quality specifications, with sufficient scale to satisfy customers and within a reasonable cost;
•	anticipated timing for the manufacture, design, production, shipping and launch of our vehicles;
•	the inability of our suppliers to deliver the necessary components for our vehicles at prices and volumes acceptable to our third-party manufacturers;
•	our ability to establish a network of dealers and international distributors to sell and service our vehicles.
•	whether our vehicles will perform as expected;
•	our facing product warranty claims or product recalls;
•	our facing adverse determinations in significant product liability claims;
•	customer adoption of electric vehicles;
•	the development of alternative technology that adversely affects our business;
•	the impact of COVID-19 on our business;
•	increased government regulation of our industry;
•	tariffs and currency exchange rates; and
•	the conflict with Russia and the Ukraine and the potential adverse effect it may have on the availability of batteries for our vehicles.

Overview

We are an all-electric, off-road powersports vehicle company developing electric two and four-wheel motorcycles and utility terrain vehicles, or UTVs, also known as side-by-sides, along with a complete line of upgrades and accessories. In October 2020, we began building and testing prototypes for our future offerings with two off-road motorcycles – the Grunt and the Runt. Our motorcycles feature unique frame designs protected by design patents. Additional utility and design patents have been filed for other aspects of Volcon’s vehicles.

We initially began to sell and distribute the Grunt and related accessories in the United States on a direct-to-consumer sales platform. We terminated our direct-to-consumer sales platform in November 2021. Prior to the termination of our direct-to-consumer sales platform, U.S. customers made deposits for 360 Grunts (net of cancellations) and five Runts, plus accessories and a delivery fee representing total deposits of $2.2 million. These orders were cancellable by the customer until the vehicle was delivered and after a 14-day acceptance period, therefore the deposits were recorded as deferred revenue. As of June 30, 2022, we had completed shipping of all Grunts sold through our direct-to-consumer sales platform. Due to delays in developing the Runt, we refunded the deposits made for all Runts.

Beginning in November 2021, we began negotiating dealership agreements with powersports dealers to display and sell our vehicles and accessories. Customers can now, or will soon be able to, buy our vehicles and accessories directly from a local dealership. Some of these dealers will also provide warranty and repair services to customers. Through September 30, 2022, we have entered into 144 dealership agreements. Upon sale of a Grunt the dealer may order an additional Grunt. We expect that once we have increased manufacturing capacity, dealers will be able to order in higher quantities to support their customer demand. We also expect to be able to offer the dealers a financing option, or “floor plan” to make higher purchases of our vehicles but we do not currently have this financing option available. We have an agreement with a third-party financing company to provide financing to qualified customers of each dealer. There is no recourse to the Company or the dealer if the dealer’s customer defaults on the financing agreement with this third-party.

As of September 30, 2022, we have signed agreements with five importers in Latin America and one importer for the Caribbean Region, collectively referred to herein as the LATAM importers to sell our vehicles and accessories in their assigned countries/markets. In May 2022 we signed an exclusive distribution agreement with Torrot Electric Europa S.A., referred to herein as Torrot, to distribute their electric motorcycles for youth riders in Latin America. We will use our LATAM importers to sell Torrot’s products in Latin America. On October 1, 2022, we signed an expanded agreement with Torrot to also be the exclusive distributor of Torrot and Volcon co-branded youth electric motorcycles in the United States as well as Latin America.

We expect to expand our global sales of our vehicles and accessories beyond our current LATAM importer base. We expect to sign more LATAM importers in 2023 and expect to begin selling in Canada, Europe and Australia in 2023. We expect export sales to be executed with individual importers in each country that buy vehicles by the container. Each importer will sell vehicles and accessories to local dealers or directly to customers. Local dealers will provide warranty and repair services for vehicles purchased in their country.

In July 2022, we expanded our offerings with the introduction of the first of our Volcon Stag UTV models, the Stag LE, which we anticipate will be available for delivery in the first half of 2023, followed by additional models of the Stag expected in 2024 and 2025 and the introduction of a higher performance, longer range UTV (to be named) which we expect to begin delivering in 2025. The Stag will be manufactured by a third-party and incorporate electrification units, which include batteries, drive units and control modules provided by General Motors. As of September 30, 2022 we have taken non-binding pre-production orders. Pre-orders of the Stag are non-binding and cancellable prior to delivery.

Through August 2022 we assembled the Grunt in a leased production facility in Round Rock, Texas. In August 2022 we announced that we will outsource the manufacturing of the Grunt to a third-party manufacturer, which we anticipate will reduce costs and improve profitability on the Grunt and expect to receive Grunts from this manufacturer in November 2022. We also outsourced the manufacturing of the 2023 Grunt EVO to the same third-party manufacturer. The 2023 Grunt EVO will replace the Grunt and has a belt drive rather than a chain drive as well as an updated rear suspension.

In September 2022, we reduced our headcount in our product development and administration departments as we outsourced the design and development of certain components of our vehicle development. We also hired our chief marketing officer and expect to hire additional sales and marketing employees and increase marketing activities to further support our brand and products.

We began taking pre-orders for an E-Bike, the Brat, in September 2022 and expect shipments to customers to begin in the fourth quarter of 2022. The Brat is being manufactured by a third-party. We are also working to finalize arrangements for the Runt to be manufactured by a third-party and we expect to begin selling the Runt in the second quarter of 2023.

The estimated fulfillment of all orders we have received assumes that our third-party manufacturers can successfully meet our order quantities and deadlines. If they are unable to satisfy orders on a timely basis, our customers may cancel their orders.

Results of Operations

The following financial information is for the three months and nine months ended September 30, 2022 and 2021.

	Three Months Ended		Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021

Revenue	$242,710	$75,067	$3,795,065	$75,067
Cost of goods sold	2,012,828	1,176,691	11,549,871	1,176,691
Gross margin	(1,770,119)	(1,101,624)	(7,754,806)	(1,101,624)

Operating expenses:
Sales and marketing	1,282,014	1,135,205	3,942,827	1,937,745
Product development	2,177,347	3,021,207	6,775,768	7,595,581
General and administrative expenses	2,085,211	586,494	7,409,601	14,634,037
Total operating expenses	5,544,572	4,742,906	18,128,196	24,167,363

Loss from operations	(7,314,691)	(5,844,530)	(25,883,002)	(25,268,987)

Other income (expense)	33,814	(3,842)	72,800	(9,332)
Interest expense	(618,307)	(42,183)	(627,789)	(67,521)
Total other expense	(584,493)	(46,025)	(554,989)	(76,853)

Loss before provision for income taxes	(7,899,184)	(5,890,555)	(26,437,991)	(25,345,840)
Provision for income taxes	–	–	–	–

Net loss	$(7,899,184)	$(5,890,555)	$(26,437,991)	(25,345,840)

Revenue

Revenue for the three and nine months ended September 30, 2022, was $242,710 and $3,795,065 which represents sales of Grunts of $953,429 and $4,493,951; and accessories and parts of $81,125 and $196,845, respectively. The sales of Grunts are offset by promotional rebates provided to dealers and distributors in the third quarter of 2022 on inventory held by them as of August 1, 2022 resulting in $812,600 being recorded to reduce revenue. The rebate is provided as a year-end incentive to dealers and distributors to sell their remaining 2022 Model Year Grunt inventory. Revenue for the three and nine months ended September 30, 2021, was $75,067 and represents the sale of 11 Grunts.

We expect revenue for the three months ended December 31, 2022 to be consistent with the revenue for the three months ended September 30, 2022 due to availability of Grunt and Brat inventory.

Cost of Goods Sold

Cost of goods sold for the three months ended September 30, 2022 were 2,012,828 including labor costs of $504,830 for employees and contractors performing assembly and quality control testing of Grunts and stock-based compensation of $113,795 for share-based awards for employees. Part costs for Grunts sold during the period was $48,627. We paid $223,758 for fees owed to cancel purchase orders to reduce quantities ordered to expected sales demand. Facilities costs were $131,344 for our manufacturing facility and inventory warehousing costs. Shipping costs and duties/tariffs for inventory purchases and shipments to customers were $701,825, which includes an accrual of $350,000 for costs expected to be incurred to ship our raw materials and work-in-process inventory to our third-party manufacturer. Depreciation expense of $123,008 was recorded in the period and a loss on the write-off of property and equipment of $170,657 was recognized for the disposal of manufacturing assets due to the outsourcing of Grunt assembly.

Cost of goods sold for the nine months ended September 30, 2022 were 11,549,871 including labor costs of $1,868,801 for employees and contractors performing assembly and quality control testing of Grunts and stock-based compensation of $392,244 for share-based awards for employees. Part costs for Grunts during the period were $5,402,140 which included parts costs for Grunts sold of 3,080,033, inventory adjustments for excess and obsolete inventory of $364,322 and adjustments of $1,643,505 to record inventory at its net realizable value. Facilities costs were $458,650 for our manufacturing facility and inventory warehousing costs. Shipping costs and duties/tariffs for inventory purchases and shipments to customers were $2,041,022 which includes an accrual of $350,000 for costs expected to be incurred to ship our raw materials and work-in-process inventory to our third-party manufacturer. Accrued warranty costs were $556,314. Depreciation expense of $270,526 was recorded in the period and a loss on the write-off of property and equipment of $170,657 was recognized for the disposal of manufacturing assets due to the outsourcing of Grunt assembly.

Cost of goods sold for the three and nine months ended September 30, 2021, was $1,176,691. Costs include labor costs of $476,027 for employees and contractors performing parts purchasing, assembly and quality control testing of Grunts and stock-based compensation of $188,860 for share-based awards for employees. Part costs for Grunts sold during the periods were $152,830. Facilities costs were $48,321 for our manufacturing facility and inventory warehouse.

For the fourth quarter of 2022 we expect our overall cost of goods sold related to Grunts to decrease as we expect to sell fewer Grunts as we transition the manufacturing of the Grunt to our third-party manufacturer and we begin transitioning to the Grunt EVO. Our third-party manufacturers could experience manufacturing delays due to shipping constraints in their supply chain or shipping delays to get our products to us or our customers. We expect the lower cost of goods sold from the Grunt in the fourth quarter of 2022 will be partially offset by higher cost of goods sold for the Brat, which we expect to begin selling in the fourth quarter of 2022.

Beginning in the first quarter of 2023 we expect the cost of goods sold to increase as we expect to begin selling the Grunt EVO and sell higher quantities of Brats than we anticipate in the fourth quarter of 2022. Our cost per Grunt EVO is fixed in our contract with the third-party manufacturer. We have identified suppliers who can deliver Grunt EVO parts at a lower cost than we have historically paid for the same or similar Grunt part, as many are interchangeable, and we have provided these vendors to our third-party manufacturer for their consideration in sourcing parts. Additional cost savings may be realized if the third-party manufacturer can source or manufacture parts at a lower cost.

Sales and Marketing Expense

Sales and marketing expenses relate to costs to increase exposure and awareness for our products and developing our network of U.S. dealers and international distributors.

For the three months ended September 30, 2022 sales and marketing expenses were $1,282,014 and include $432,640 for promoting our products and brand, $479,848 for employee payroll costs, stock-based compensation expense of $123,678 for share-based awards granted to employees and consultants, and travel costs of $76,555 primarily related to costs incurred for travel to build our dealer and distributor network.

For the nine months ended September 30, 2022 sales and marketing expenses were $3,942,827 and include $1,094,886 for promoting our products, employee payroll costs of $1,379,911, stock-based compensation of $550,563 for share-based awards granted to employees and consultants, $317,746 for facilities costs, including costs of $148,323 for closing our Denver store, primarily to operate our now closed dealership in Denver, Colorado and travel costs of $182,845 primarily related to costs incurred for travel to build our dealer network.

Sales and marketing expenses for the three months ended September 30, 2021 were $1,135,205 and primarily related to expenses associated with promoting our products and brand of $459,996, professional fees of $192,468, composed primarily of legal fees of $152,498 to develop our dealer agreements and evaluate compliance with dealer laws across the United States, employee payroll costs of $179,279, and stock-based compensation of $160,622 for share-based awards granted to employees.

For the nine months ended September 30, 2021, sales and marketing expenses were $1,937,745 and primarily related to expenses associated with promoting our products and brand of $788,840, professional fees of $272,042, primarily composed of legal fees of $153,784 to develop our dealer network and evaluate compliance with dealer laws across the United States, employee payroll costs of $420,994, and stock-based compensation of $237,028 for share-based awards granted to employees and consultants.

We expect sales and marketing expenses to increase as we expand our U.S. dealer and international distributor networks and promote our brand and products.

General and Administrative Expense

General and administrative expenses relate to costs for our finance, accounting and administrative functions to support the development, manufacturing and sales of our products.

For the three months ended September 30, 2022, general and administrative expenses were $2,085,211 and were primarily related to expenses associated with employee payroll costs of $659,262, stock-based compensation of $123,608, professional fees of $431,763, including legal fees of $331,483 and recruiting fees of $29,073, insurance costs of $419,581 and public company costs excluding legal fees of $190,083.

For the nine months ended September 30, 2022, general and administrative expenses were $7,409,601 and were primarily related to expenses associated with employee payroll costs of $2,085,487, stock-based compensation of $1,018,582, professional fees of $1,874,017, including legal fees of $1,450,289 and recruiting fees of $173,122, insurance costs of $1,165,738, and public company costs excluding legal fees of $349,073.

For the three months ended September 30, 2021, general and administrative expenses were $586,494 and primarily related to employee payroll costs of $179,321, stock-based compensation of $145,804 for share-based awards granted to employees and consultants, and professional fees of $165,742, including professional fees related to employee recruitment of $108,177.

For the nine months ended September 30, 2021, general and administrative expenses were $14,634,037 and primarily related to employee payroll costs of $431,304, stock-based compensation of $13,370,864 (consisting of $13.0 million due to warrants issued to our founders in March 2021 and $338,875 due to share-based awards granted to employees and consultants), and professional fees of $661,570, including legal fees of $175,115, accounting fees of $232,354 and recruiting fees of $189,177.

We expect general and administrative expenses to remain relatively consistent with the third quarter of 2022 over the next several quarters as we have decreased staffing in some administrative areas but expect costs such as insurance and public company reporting and compliance requirements to offset the employee cost reductions.

Product Development Expense

Product development expenses relate to development and testing of our products and process to manufacture these products.

For the three months ended September 30, 2022, product development expenses totaled $2,177,347 and primarily relate to expenses associated with employee payroll costs of $1,199,179, stock-based compensation of $81,191 for share-based awards granted to employees and consultants, professional fees of $64,444 for product design, research and development costs of $115,034, prototype parts and tooling costs of $500,532, and facilities cost of $74,540.

For the nine months ended September 30, 2022, product development expenses totaled $6,775,768 and primarily related to expenses associated with employee payroll costs of $3,077,064, stock-based compensation of $646,350 for share-based awards granted to employees and consultants, professional fees of $293,706 including $173,001 for product design and $95,130 for employee recruiting, research and development costs of $624,984, prototype parts and tooling costs of $1,569,902, and facilities cost of $204,781.

Product development expenses for the three months ended September 30, 2021 were $3,021,207 and are primarily employee payroll costs of $893,266, stock-based compensation of $543,299 for share-based awards granted to employees and consultants, professional fees of $366,530 for product design, prototype parts and tooling costs of $1,664,529 and facilities costs of $104,885.

Product development expenses in for the nine months ended September 30, 2021 were $7,595,581, and are primarily employee payroll costs of $1,341,112, stock-based compensation of $459,566 for share-based awards granted to employees and consultants, professional fees of $955,391, including $790,676 for product design and $151,925 for employee recruitment, prototype parts and tooling costs $4,068,523 and facilities cost of $265,398.

We expect product development costs related to employee costs to decrease in the future since we have outsourced certain design and development of our new vehicle models. The decrease will be offset by increases due to outsourced design and development costs and costs related to prototype costs for the Stag, Grunt EVO and Runt. Prototype costs, especially for the Stag, will be significant as we begin receiving Stag units that will be used to validate engineering and manufacturing design and costs incurred to perform testing to ensure the vehicles meet regulatory compliance requirements where we expect to sell these vehicles.

Interest and Other Expenses

Interest and other expenses for the three and nine months ended September 30, 2022 were $618,307 and $627,789. Non-cash interest expense of $614,366 was recognized for the amortization of debt issuance costs and accretion of principal on the Convertible Notes issued in August 2022. Interest expenses for the three and nine months ended September 30, 2021 were not significant for either period.

We expect interest expense to increase in the future as we recognize interest on the Convertible Notes issued in August 2022. These notes were issued at an original issuance discount (“OID”) of 8% and due to the warrants also issued in connection with these notes, the allocation of proceeds between the convertible notes and warrants resulted in the notes being recorded at a significantly greater discount than the stated 8% OID. This discount, along with the OID will be accreted to interest expense over the term of the Convertible Notes and does not result in any cash payments to be made unless the Company has an event of default as discussed in Note 6 to the financial statements.

Net Loss

Net loss for the three and nine months ended September 30, 2022, was $7,899,184 and $26,437,991, respectively, compared to $5,890,555 and $25,345,840 for the three and nine months ended September 30, 2021, respectively.

Liquidity and Capital Resources

On September 30, 2022, we had cash and restricted cash of $20.5 million, including $0.5 million of restricted cash, and we had working capital of $6.6 million. Since inception we have funded our operations from proceeds from debt and equity sales.

Cash used in operating activities

Net cash used in operating activities was $24.8 million for the nine months ended September 30, 2022 and includes all of our operating costs except stock-based compensation, write-down of inventory and prepaid inventory, depreciation and amortization, non-cash interest expense for the amortization of debt issuance costs and accretion of principal on Convertible Notes, and losses on write-off of assets and leases. Cash used in operating activities includes increases in accounts receivable of $1.5 million for sales made to dealers, an increase in inventory of $1.4 million offset by a reduction in inventory deposits of $1.1 million as we made fewer deposits based on outsourcing of the assembly of the Grunt in August 2022 as the third-party manufacturer will purchase raw materials prospectively, a decrease of $2.2 million of customer deposits as we fulfilled all direct to consumer orders, a decrease of $1.0 million due to timing of payments on accounts payables, an increase of $0.3 million in accrued liabilities and an increase in prepaid expenses of $0.3 million.

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

Cash used in investing activities

Net cash used in investing activities was $0.6 million for the nine months ended September 30, 2022, consisting of $0.2 million of purchases of equipment and tooling related to our Grunt manufacturing and product development, $0.2 million for the cost of Grunts capitalized as demonstration units, and $0.2 million related to computers and equipment due to the growth in headcount during the period. Net cash used in investing activities was $0.7 million for the nine months ended September 30, 2021 and mainly included purchases of equipment related to our Grunt manufacturing, tooling related to our product development and certain intangible assets.

Cash provided by financing activities

Cash provided from financing activities for the period ended September 30, 2022, was $40.4 million and was related to proceeds received from both the public offering of our common stock in February 2022 where we sold 6,666,667 shares at $3.00 per share and the issuance of senior convertible notes and warrants in August 2022 for net cash proceeds of $22.3 million.

Net cash provided by financing activities was $16.1 million for the nine months ended September 30, 2021.

In January 2021, we completed a WeFunder SAFE offering which was convertible into preferred stock upon future financing events. We received gross proceeds of $2.3 million and paid expenses of $53,500.

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

From April 2021 to May 2021, we sold 1,105,827 shares of Series B preferred stock at $9.50 per share resulting in gross proceeds of $10.5 million. We paid commissions and expenses of $890,026 and issued 123,295 shares of common stock and warrants to purchase 197,272 shares of common stock with an exercise price of $3.80 to placement agents in connection with the offering.

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

Our continuation as a going concern is dependent upon our ability to attain profitable operations and if necessary, obtain continued financial support from the issuance of debt or equity. As of September 30, 2022, we had incurred an accumulated deficit of $68.0 million since inception. Additionally, one of the covenants for our Convertible Notes requires us to have $10 million of cash on hand if principal (and interest, if any) of $15 million or more of the Convertible Notes is outstanding as of September 30, 2023 and December 31, 2023 (subject to adjustment if the principal (and interest, if any) is below $15 million). Although management anticipates that our cash on hand as of September 30, 2022 plus the cash expected to be generated from operations is sufficient to fund planned operations and maintain required cash balances for the Convertible Notes beyond one year from the date of the issuance of the financial statements as of and for the three and nine months ended September 30, 2022 there can be no assurance that we will not require additional funding to support our operations. There can also be no assurance that such additional funding if needed, would be available to the Company on acceptable terms, or at all. These factors raise substantial doubt regarding our ability to continue as a going concern.

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

Critical Accounting Policies

No critical accounting policies or estimates existed as of September 30, 2022.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) are designed to ensure that information required to be disclosed by us in reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the appropriate time periods, and that such information is accumulated and communicated to the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely discussions regarding required disclosure. We, under the supervision of and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures were not effective as of September 30, 2022 to provide assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to management as appropriate, to allow timely decisions regarding disclosures. Notwithstanding this conclusion, we believe that our unaudited consolidated financial statements contained in this Quarterly Report fairly present our financial position, results of operations and cash flows for the periods covered thereby in all material respects. Management is working to identify corrective actions for the weakness and will periodically re-evaluate the need to add personnel and implement improved review procedures.

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting during the three months ended September 30, 2022, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors included in the Form 8-K filed with the SEC on September 13, 2022, which is accessible on the SEC’s website at www.sec.gov.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

INDEX TO EXHIBITS

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of Volcon, Inc. (incorporated by reference to exhibit 3.1 of the Form 8-K filed October 8, 2021)
3.2	Amended and Restated Bylaws of Volcon, Inc. (incorporated by reference to exhibit 3.2 of the Form S-1 file number 333-259468)
4.1	Form of common stock (incorporated by reference to exhibit 4.1 of the Form S-1 file number 333-259468)
4.2	Form of Warrant issued to Pink Possum, LLC and Highbridge Consulting, LLC (incorporated by reference to exhibit 4.2 of the Form S-1 file number 333-259468)
4.3	Form of Underwriter Warrant (incorporated by reference to exhibit 4.3 of the Form S-1 file number 333-259468)
4.4	Form of Underwriter Warrant (incorporated by reference to exhibit 4.3 of the Form S-1 file number 333-262343)
4.5	Form of Senior Convertible Note (incorporated by reference to exhibit 10.3 of the Form 8-K filed August 24, 2022)
4.6	Form of Common Stock Purchase Warrant (incorporated by reference to exhibit 10.4 of the Form 8-K filed August 24, 2022)
4.7	Placement Agent Warrant (incorporated by reference to exhibit 10.6 of the Form 8-K filed August 24, 2022)
10.1	Securities Purchase Agreement by and among Volcon, inc. and the Buyers, dated August 22, 2022 (incorporated by reference to exhibit 10.1 of the Form 8-K filed August 24, 2022)
10.2	Registration Rights Agreement by and among Volcon, inc. and the Buyers, dated August 22, 2022 (incorporated by reference to exhibit 10.2 of the Form 8-K filed August 24, 2022)
10.3	Placement Agent Agreement (incorporated by reference to exhibit 10.5 of the Form 8-K filed August 24, 2022)
31.1*	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934
31.2*	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934
32.1*(1)	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*(1)	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted in IXBRL, and included in exhibit 101).

______________

*	Filed herewith.
†	Indicates management contract or compensatory plan, contract or arrangement.

(1)	The certifications on Exhibit 32 hereto are deemed not “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that Section. Such certifications will not be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VOLCON, INC.

SIGNATURE	TITLE	DATE

/s/ Jordan Davis	Chief Executive Officer and Director	November 10, 2022
Jordan Davis	(principal executive officer)

/s/ Greg Endo	Chief Financial Officer	November 10, 2022
Greg Endo	(principal financial and accounting officer)

