Form 10-K
period 2022-12-31
Volcon, Inc.
filed 2023-03-07
CIK 1829794

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
Emerging Growth Company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of March 3, 2023, there were 24,613,234 outstanding shares of our common stock. The aggregate market value of shares of common stock held by non-affiliates as of June 30, 2022 was $31,722,297 based on the closing sale price as reported by the NASDAQ Stock Market.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement related to its 2023 Annual Stockholders’ Meeting to be filed subsequently are incorporated by reference into Part II of this Form 10-K. Except as expressly incorporated by reference, the registrant’s proxy statement shall not be deemed to be part of this report.

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

Forward-looking statements include, but are not limited to, statements about:

•	our ability to generate revenues from sales or obtain additional funding to market our vehicles and develop new products;
•	our ability to successfully implement and effectively manage our outsourced manufacturing, design and development model and achieve any anticipated benefits;
•	our ability to maintain compliance with the covenants in our debt obligations;
•	the ability of third-party manufacturers to produce our vehicles in accordance with our design and quality specifications, with sufficient scale to satisfy customers and within a reasonable cost;
•	anticipated timing for the manufacture, design, development, production, shipping and launch of our vehicles;
•	the inability of suppliers to deliver the necessary components to our third-party manufacturers for our vehicles at prices and volumes acceptable to our third-party manufacturers;
•	our ability to establish a network of dealers and international distributors to sell and service our vehicles;
•	whether our vehicles will perform as expected;
•	our facing product warranty claims or product recalls;
•	our facing adverse determinations in significant product liability claims;
•	customer adoption of electric vehicles;
•	impact of negative consumer confidence due to inflation, increasing interest rates, and recession;
•	the development of alternative technology that adversely affects our business;
•	the impact of COVID-19 on our business;
•	increased government regulation of our industry;
•	tariffs and currency exchange rates; and
•	the conflict with Russia and the Ukraine and the potential adverse effect it may have on the availability of materials used in batteries for our vehicles.

ii

PART I

ITEM 1. BUSINESS

Overview

We are an all-electric, off-road powersports vehicle company developing and building electric motorcycles and four-wheel utility terrain vehicles (UTVs), also known as side-by-sides, along with a complete line of upgrades and accessories. In October 2020, we began building and testing prototypes for our future offerings with two off-road motorcycles – the Grunt and the Runt. Our motorcycles feature unique frame designs protected by design patents. Additional utility and design patents have been filed for other aspects of Volcon’s vehicles.

We initially began to sell and distribute the Grunt and related accessories in the U.S. on a direct-to-consumer sales platform. We terminated our direct-to-consumer sales platform in November 2021. Prior to the termination of our direct-to-consumer sales platform, U.S. customers made deposits for 360 Grunts (net of cancellations) and five Runts, plus accessories and a delivery fee representing total deposits of $2.2 million. These orders were cancelable by the customer until the vehicle was delivered and after a 14-day acceptance period, therefore the deposits were recorded as deferred revenue. As of June 30, 2022, we had completed shipping of all Grunts sold through our direct-to-consumer sales platform. Due to delays in developing the Runt, we refunded the deposits made for all Runts.

Beginning in November 2021, we began negotiating dealership agreements with powersports dealers to display and sell our vehicles and accessories. Customers can now, or will soon be able to, buy our vehicles and accessories directly from a local dealership. Some of these dealers will also provide warranty and repair services to customers. Through December 31, 2022, we have entered into 151 dealership agreements. We also expect to be able to offer the dealers a financing option, or “floor plan” to make larger purchases of our vehicles but we do not currently have this financing option available. We have agreements with third-party financing companies to provide financing to qualified customers of each dealer. There is no recourse to the Company or the dealer if the dealer’s customer defaults on the financing agreement with this third-party.

As of December 31 , 2022, we have signed agreements with five importers in Latin America and one importer for the Caribbean Region, collectively referred to herein as the LATAM importers to sell our vehicles and accessories in their assigned countries/markets. In June 2022 we signed an exclusive distribution agreement with Torrot Electric Europa S.A., referred to herein as Torrot, to distribute their electric motorcycles for youth riders in Latin America. We will use our LATAM importers to sell Torrot’s products in Latin America.

In October 2022, we signed an expanded agreement with Torrot to also be the exclusive distributor of Torrot and Volcon co-branded youth electric motorcycles in the United States as well as Latin America. This agreement supersedes the original Torrot agreement and once all Torrot branded inventory is sold, we will no longer distribute Torrot branded motorcycles. Finally, in December 2022 we signed an expanded agreement with Torrot to be the exclusive distributor of Volcon co-branded youth electric motorcycles in Canada.

We expect to expand our global sales of our vehicles and accessories beyond our current LATAM importer base. We expect to sign more LATAM importers in 2023 and expect to begin selling in Canada, Europe and Australia in 2023. We expect export sales to be executed with individual importers in each country that buy a container of vehicles. Each importer will sell vehicles and accessories to local dealers or directly to customers. Local dealers will provide warranty and repair services for vehicles purchased in their country.

In July 2022, we expanded our offerings with the introduction of the first of our Volcon UTV models, the Stag, which we anticipate will be available for delivery to customers possibly in the first half of 2023, followed by additional models of the Stag expected in 2024 and 2025, and the introduction of a higher performance, longer range UTV (to be named) which timing for release is yet to be determined. The Stag will be manufactured by a third-party and incorporate electrification units, which include batteries, drive units and control modules provided by General Motors. Beginning in June 2022 we have taken non-binding pre-production orders which are cancelable prior to delivery.

Through August 2022 we assembled the Grunt in a leased production facility in Round Rock, Texas. In August 2022, we announced that we will outsource the manufacturing of the Grunt to a third-party manufacturer, which we anticipate will reduce costs and improve profitability on the Grunt. We began receiving Grunts from this manufacturer in January 2023. We also outsourced the manufacturing of the 2023 Grunt EVO to the same third-party manufacturer. The 2023 Grunt EVO will replace the Grunt and has a belt drive rather than a chain drive as well as an updated rear suspension and new, more ergonomic seat. We received prototypes of the Grunt EVO from the manufacturer in the first quarter of 2023 and expect to begin selling the Grunt EVO in the second quarter of 2023.

In September 2022, we reduced our headcount in our product development and administration departments as we outsourced the design and development of certain components of our vehicle development. We also hired our Chief Marketing Officer and expect to hire additional sales and marketing employees and increase marketing activities to further support our brand and products.

We began taking pre-orders for a Class 2 eBike, the Brat, in September 2022 and shipments to customers began in the fourth quarter of 2022. In February 2023, we began selling the Brat directly to consumers through our website. The Brat is being manufactured by a third-party.

In November 2022, we finalized an agreement for a third-party to manufacture the Runt. We received prototypes of the Runt in the first quarter of 2023 and expect to begin sales in the second quarter of 2023.

The estimated fulfillment of all orders we have received to date assumes that our third-party manufacturers can successfully meet our order quantities and deadlines. If they are unable to satisfy orders on a timely basis, our customers may cancel their orders.

Our Industry

The powersports industry is made up of on-road and off-road motorcycles, scooters, ATVs (all-terrain vehicles), UTVs, PWC (personal watercraft) and snowmobiles. The ATV market, in which a single rider sits on top of a four-wheeled vehicle (as opposed to sitting inside a UTV), is not a market we currently intend to pursue but will continue to evaluate our lineup of vehicles in the future. We have also developed an electric bicycle, or eBike, the Brat, primarily designed for on-road use but can also be ridden off-road.

While we are focusing solely on off-road for our motorcycles and UTVs, we are evaluating requirements in countries such as Canada, where our vehicles will need to be homologated for on-road and off-road use in order to sell them there. We are also considering homologation kits that customers could purchase to allow them to use our vehicles both on-road and off-road depending on federal, state and local government rules and regulations.

Outdoor recreation is a major driver of the American economy. In 2021, the U.S. Bureau of Economic Analysis, or the BEA, found that outdoor recreation drives $454 billion of the current-dollar gross domestic product for the U.S. The BEA noted that motorcycles and ATVs make up $8.1 billion of that total, which does not include UTVs.

According to Stratview Research – Powersports Market Research Report, the powersports industry grew by 10% in terms of units in 2020, its highest growth rate ever achieved. The long-term outlook for growth and demand for powersports, according to the report, especially off-road vehicles, or ORVs, and power watercraft, or PWCs is positive. The Stratview Research report estimates the powersports market to grow at a compound annual growth rate, or CAGR, of 5.7% during 2022 to 2027 to reach a value of

$47.9 billion by 2027.

According to a report by Allied Market Research, the global ATV and UTV market was valued at $7.6 billion in 2017, and is projected to reach $11.95 billion by 2027, registering a CAGR of 6.7% from 2020 to 2027.

According to Market Reports World, global off-road motorcycles market size is estimated to grow at CAGR of almost 8% with new vehicle sales of 124,950 units during the forecast period 2022 to 2027.

According to the PowerSports Business 2022 Market Data Book:

•	In the U.S., UTV sales were slightly less than 600,000 units in 2021, according to leading industry research firm Power Products Marketing. New motorcycle sales in 2021, meanwhile, were at 557,000 units, revealing that more new UTVs were sold at retail in 2021 than new motorcycles.
•	Inventory turns remain strong at powersports dealerships. According to dealership feedback, turnover of new unit inventory in 2021 at dealerships was 7.5 turns on average. Similarly, new unit gross margin percentage at the dealership level was 17.4% on average during 2021.
•	Accessory sales for UTVs continue to skyrocket, with consumers on average purchasing $918 worth of accessories at the time of the new UTV purchase in 2021, Lightspeed data shows.
•	According to S&P Global Mobility, 2021 new and used UTV registrations reached 334,000, compared to 351,000 in 2020, showing continued post-pandemic strength in the segment.

While the post-COVID pandemic growth rates may not be this steep, and inflationary pressures and any possible recession may impact demand, we believe the new culture of escape and outdoor activities will continue to drive off-road powersports recreation. We believe there are very few all-electric off-road powersports companies, and traditional powersports companies have only recently started making electric products, so significant data on off-road electric vehicles does not exist yet.

Our Products

We feature motorcycle and UTV products that are all-electric and primarily designed for off-road use. The off-road market is growing faster than on-road and on-road products require costly levels of certification, homologation and compliance with the Department of Transportation (DOT), the National Highway Traffic Safety Administration (NHTSA) and other government regulators. For our motorcycles and UTVs, we are solely focusing on developing them for the off-road market. Due to these regulations, our motorcycles and UTVs are not legal for on-road use without homologation by customers who may be able to purchase parts or kits from other third-parties. All vehicles other than the Brat will come with a warning label stating “This vehicle is designed and manufactured for off-road use only. It does not conform to federal motor vehicle safety standards and operation on public streets, roads, or highways is illegal”, and therefore our vehicles cannot be legally registered for on-road use in any state in the U.S and in many countries without the customer homologating the vehicle. In addition to powersports vehicles, we source, market and sell accessories and upgrades and continue to source new accessories and upgrades. These do or will feature parts designed to increase performance or appearance, in addition to practical add-ons to equip Volcon vehicles for hunters, anglers, ranchers and farmers.

The Brat eBike is a Class 2 eBike designed for on-road and light off-road use.

The Grunt

Our first product to market, the Grunt, began shipping to customers in the third quarter of 2021. The Grunt is an electric off-road motorcycle with unique design features and capabilities.

The Grunt’s frame, low seat height and oversize tires are designed to make it look like the fat tire bikes of the 1970s and ‘80s. These unique elements of the Grunt are not just for styling, but we believe they help make it easier to ride as compared to other off-road motorcycles on the market. The low seat height and large tires are designed to make the Grunt stable at all speeds on all surfaces in the off-road environment. The electric drivetrain has no clutch and no gears, making it easy for almost any customer to operate.

Although the Grunt can be used as delivered, we have developed an app, which can be downloaded at no additional cost, that we believe will enhance the riding experience. The Grunt has a small, optional, dash with limited data; however, the rider can use their smartphones and the app (subject to the rider’s cellular connectivity) as a dashboard by mounting it on the handlebars. The app makes it easier for users to set ride modes, check battery status, and update the bike’s firmware.  In the future we plan to add a trip navigation feature to the app.

The Grunt is designed for family off-road adventures, work on the farm or fun transport around private land. Its range can be up to 35 miles (with an optional second battery that provides an additional 35 miles) in its “explore” mode setting and it can be completely charged in less than three hours from a standard wall outlet.

We are designing an upgraded Grunt, the 2023 Grunt EVO to replace the Grunt. The Grunt EVO will have a belt drive rather than a chain drive, an upgraded rear shock and rear suspension, and a new seat design and will be available in three different colors and have aftermarket accessories. We expect the Grunt EVO to be available beginning in the first half of 2023.

The Runt

In the second quarter of 2023, the 2023 Volcon Runt LT is also expected to be available to the market. The Runt LT, which is a smaller version of the groundbreaking Grunt, is better suited for small statured riders, more compact properties and trails, or as a pit bike at race events, while still delivering robust off-road capabilities. Unlike the Grunt, the Runt LT will only have a display to show the rider certain aspects of the vehicle such as speed, battery charge and mode. The app will not be available in the initial version of the Runt LT, but could be developed for future models.

Like the Grunt, the Runt LT’s large tires and low-slung chassis will make it easier to ride than traditional off-road motorcycles. The Runt LT will have a range of up to 35 miles in its “explore” mode setting and charges in less than three hours from a standard wall outlet.

The Brat

We began taking pre-orders for the 2023 Volcon Brat eBike in September 2022 and shipments began in the fourth quarter of 2022. Similar to the lineup of Volcon motorcycles, the Brat has a low seat height, large tires, hydraulic front and rear disc brakes. The Brat is a Class 2 eBike capable of achieving 20 mph maximum speed from throttle assistance. The Volcon app will also work with the Brat provided the rider has downloaded the app to their smartphone and has cellular connectivity.

Volcon Kids

In October 2022, we signed an expanded agreement with Torrot to sell Volcon and Torrot co-branded youth electric motorcycles in the United States as well as Latin America and in December 2022 we signed an agreement to also include Canada. The initial line up of these motorcycles are designed for youth riders from ages 4 to 11. The Kids One is designed for youth riders from ages 4 to 6 and the Kids Two is designed for riders ages 7 to 11. We began selling these motorcycles in January 2023. In the second quarter of 2023, we expect to launch a model designed for youth riders from ages 12 to 14.

The Stag

In July 2022, we publicly introduced a prototype of the Stag. We began taking pre-production orders from dealers in June 2022 and consumers in July 2022. The consumer pre-production orders will be transferred to dealers located near the consumer, with delivery to customers expected in the first half of 2023. Pre-orders of the Stag are non-binding and cancelable prior to delivery. The Stag will be Volcon’s first utility/sport UTV with a 64” width to ensure it is able to operate in states with 65”-maximum-width trails.

The 2023 Stag is our first UTV model launched and will seat up to four people, with folding rear seats, a four point harness system, high performance shocks and tires, on demand all-wheel drive, variable power steering, and a full line of accessories.

We expect to introduce a lower performance version of the Stag with smaller tires and shocks but will still include features like on demand all-wheel drive, folding rear seats, a 3 point harness system and a full line of accessories. It will feature hauling and towing abilities for work on a farm or job site, but also fold-up seating for four so it can be used for weekend family adventures.

We expect to launch a high performance model of the Stag designed for off-road racing. This model will include a larger battery system, higher motor output, high performance shocks and tires, full time all-wheel drive, locking front and rear differentials, variable power steering and a full line of accessories.

We also expect to release other models such as one focused on features for hunters. This version would be designed for mountain terrain, forest roads and back acreage. Like the lower performance version of the Stag, we believe this version will have smaller tires and shocks but will have higher payload and towing capacity than the Stag. We also expect to launch a utility version of the Stag that will have a configurable tilt flatbed system that will be designed for work on the ranch or jobsite.

The timing of the release of other models of the Stag noted above has not yet been determined.

We also expect to introduce a larger, longer range UTV (to be named) in 2025, which will be the largest, most powerful model in the Volcon line. We are designing this vehicle to have superior range and speed, but still be able to haul and tow far more than a traditional UTV.

Our ability to release new future products is dependent on the success of our current models and our ability to receive future financing of which there is no assurance.

Assembly and Manufacturing

As of December 31, 2022, we have outsourced the manufacturing of all of our vehicles to third-parties. The Brat is manufactured by a supplier in China and the Grunt, Runt and Stag are or will be manufactured by a supplier in Mexico with some assembly completed in the U.S. The Grunt EVO will be manufactured by a supplier in the US. The Volcon Youth motorcycles are manufactured by Torrot in Spain.

We provide a one-year warranty on the Grunt, Volcon Youth motorcycles and the Brat, and a two-year warranty on the battery pack subject to a specified number of charging cycles. We expect the warranty for our other motorcycles will be consistent with the warranty on the Grunt and Brat. We are currently developing the warranty for the Stag but expect that it will be consistent with the warranty of competitors’ UTVs currently in the market.

We accrue warranty reserves at the time a vehicle is delivered to the customer. Warranty reserves include our best estimate of the projected cost to repair or to replace any items under warranty, based on actual warranty experience as it becomes available and other known factors that may impact our evaluation of historical data. We review our reserves quarterly to ensure that our accruals are adequate in meeting expected future warranty obligations, and we will adjust our estimates as needed. Warranty expense is recorded as a component of cost of revenues in the statement of operations. The warranty obligation is classified as a current liability on our balance sheet.

Sales and Marketing

Beginning in November 2021, we began negotiating dealership agreements with powersports dealers to display and sell our vehicles and accessories. Customers can now, or will soon be able to, buy our vehicles and accessories directly from a local dealership. Through December 31, 2022, we have entered into 151 dealership agreements covering 34 states. We are currently negotiating additional dealership agreements with retail partners to display and sell our vehicles and accessories. Some of these dealers will also provide warranty and repair services to our customers.

We anticipate our vehicles and accessories will be sold globally in a three-phase rollout of export sales– Latin American importers started in 2022, and Canada expected in 2023, subject to meeting each countries homologation requirements, if any. Export sales are expected to be executed through individual importers in each country that purchase vehicles from us by the container. Each importer is expected to sell vehicles to local dealers or directly to customers. Local dealers are intended to provide warranty and repair services for vehicles purchased within their markets.

Intellectual Property

Our success depends, at least in part, on our ability to protect our core technology and intellectual property. To accomplish this, we currently rely on a combination of trade secrets, including know-how, employee and third-party non-disclosure agreements, and other contractual rights to establish and protect our proprietary rights in our technology.

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

We have a registration for the trademark GRUNT in the United States. We have also applied to register additional marks – including VOLCON, VOLCON BRAT, VOLCON STAG, GRUNT EVO, EMPOWERING ADVENTURE, RUNT, and STAG - in the United States, Canada, and certain additional countries in Latin America, and many of these marks are now allowed or registered in some of these countries. While we previously received notice from two entities who opposed our applications for the VOLCON mark in the United States, Mexico, and elsewhere due to the alleged similarity of the mark VOLCON to their trademarks, we have resisted these efforts because we believe that the marks are not similar and there is no potential for confusion. We are in the process of resolving these matters. We have obtained a coexistence agreement providing that our VOLCON trademark can coexist with one party’s trademark. The other party’s opposition was unsuccessful. Our efforts to secure trademark registrations for VOLCON and other trademarks referenced above are ongoing and we may encounter resistance from other companies, though we have received no such notice from any other companies at this time. If we receive objections from other entities and are unsuccessful in obtaining agreements or otherwise resolving the matters with these entities, we will need to consider the use of different trademarks for our Company and our products.

Competition

There are dozens of manufacturers that sell off-road motorcycles, UTVs and eBikes in the United States and even more globally. The markets for powersport vehicles and eBikes are highly competitive based on a number of factors, including innovation, performance, price, technology, product features, styling, fit and finish, brand recognition, quality and distribution. We believe our ability to compete successfully in these markets depends on our ability to capitalize on our competitive strengths and build brand recognition.

Many companies, which have greater financial and marketing resources than Volcon, make electric street motorcycles, including Zero Motorcycles. Some companies make electric UTVs as part of their product line. For example, Polaris has recently announced a joint venture with Zero Motorcycles to help them design dedicated electric UTVs, the first product of which was released in December 2021; however, at the time of this filing, remains to be delivered to market. Many companies, like Super 73, make and sell eBikes and have a stronger established brand name and product line.

Government regulations

We have focused on the off-road-only portion of the market because it is free of many of the homologation issues and highway certifications required to produce and sell an on-road vehicle. In some states, off-road vehicles do have legislative restrictions, but they are related to noise and exhaust emissions, two things our vehicles do not produce.

Federal, state, and local governments have promulgated and/or are considering promulgating laws and regulations relating to the safety of our products. In the United States, the Consumer Product Safety Commission (CPSC) has federal oversight over product safety issues related to off-road vehicles and eBikes. We believe that our products comply with all applicable CPSC safety standards as well as all other applicable safety standards in the United States.

The assembly, use, storage, transport and disposal of battery packs is subject to extensive regulation. Complying with these requirements involves substantial costs, and any failure to do so may result in heavy fines or other restrictions on our operations. Additionally, we may be responsible for the recycling and proper disposal of expended batteries from our vehicles. We may enter into agreements with third-parties to manage such recycling and disposal; however, we may be found liable for any failures in compliance by these third-parties and subject to fines or remediation liabilities, which costs may be substantial.

We intend to sell and distribute our vehicles internationally through international distributors. As such, we will be subject to the local laws of each jurisdiction in which we sell our vehicles. These regulations may result in increased costs and expenses, which may materially and adversely affect our business, results of operations or financial condition.

Human Capital

Volcon Mission

People are at the core of our DNA. Our mission is to build industry leading products that connect people to outdoor experiences through the intentional blending of leading technology and design. Our vision is to amplify the powersports experience for all. Our values are building the future of powersports. Our employees recognized that everyone is someone’s customer, which is why our goal is for each employee at Volcon is to treat others as you would want to be treated.

Professional Employer Organization

Since inception through December 31, 2022, we used professional employer organizations ("PEOs") to outsource our employee base, including processing of payroll and administration of benefits. Beginning January 1, 2023, we have discontinued the use of a PEO and have hired a third-party payroll processing service provider and a third-party administrator of benefits. As of December 31, 2022, in the U.S we have 52 full-time employees and one part-time employee and one full-time individual in Canada on a PEO arrangement. Currently, our employees have not chosen representation by a labor union. We also occasionally engage the services of independent contractors for special projects.

Our employees and contractors focus on customer care, developing our products, and building our marketing channels. We believe we offer competitive benefits and training programs to develop employees’ expertise, performance, and engagement, while implementing corporate policies to provide a safe, harassment-free work environment. This work environment is guided by principles of fair and equal treatment and prioritizes effective communication and employee engagement.

Employee Engagement

As a developing organization, we are committed to building a strong culture with high levels of employee engagement. We have completed surveys to evaluate employee satisfaction. This assessment provides employees with the ability to grade commitment to our mission and values. We believe that our employees are our greatest asset and are striving to consistently evaluate our progress in developing and maintaining engagement.

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

To date we have funded operations through equity and debt offerings. As of December 31, 2022, we have an accumulated deficit of $75.7 million.

In August 2022, we ceased manufacturing the Grunt motorcycle in Round Rock, Texas and have outsourced the manufacturing of the Grunt to a third-party in Mexico. Further, we have, or plan to, outsource the manufacturing of all our future vehicles to third-parties for the foreseeable future. We have also outsourced certain design and prototype services of its vehicles to third-parties. In September 2022, management reduced headcount and employee related costs in its product development and administrative departments to reduce operating costs.

Also in August 2022, we received net proceeds of approximately $22.3 million for the issuance of convertible notes due February 2024 and warrants (“Convertible Notes and Warrants”). The Convertible Notes require us to have unrestricted and unencumbered cash on deposit of $10,000,000 if the outstanding principal (and interest, if any) of the Convertible Notes is $15,000,000 or greater as of September 30, 2023 and December 31, 2023. The cash on deposit requirement is reduced dollar for dollar to the extent the outstanding principal of the Convertible Notes is less than $15,000,000 on each of these dates.

Management anticipates that our cash on hand as of December 31, 2022 plus the cash expected to be generated from operations will not be sufficient to fund planned operations and maintain required cash balances for the Convertible Notes beyond one year from the date of the issuance of the financial statements as of and for the year ended December 31, 2022. There can be no assurance that we will not require additional funding to support our operations. There can be no assurance that such additional funding, if needed, would be available to the Company on acceptable terms, or at all. These factors raise substantial doubt regarding our ability to continue as a going concern.

The material weaknesses in our internal control over financial reporting identified in our 2020 audit have not been remediated. If we are unable to remediate these material weaknesses or we or our auditor identify additional material weaknesses in the future or otherwise fail to maintain an effective system of internal controls, we may not be able to accurately or timely report our financial condition or results of operations, which may adversely affect our business and stock price.

The material weaknesses identified by our independent registered public accounting firm in our internal control over financial reporting in our 2020 audit have not been remediated as of December 31, 2022. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis. These material weaknesses are as follows:

•	Inadequate segregation of duties within account processes due to limited personnel
•	Insufficient formal written policies and procedures for accounting, IT, financial reporting and record keeping

In addition to hiring more finance and accounting personnel in 2021 to improve our segregation of duties, through 2022, we have made further progress towards remediating these material weaknesses. We have hired more experienced accounting and finance personnel. We have prepared some formal written policies and procedures for accounting, IT, and financial reporting and record keeping. We have also started the process of documenting our internal controls. However, we have not fully completed documentation or testing of these policies, procedures, and internal controls.

While we believe these efforts have improved the internal control over financial reporting during 2022, they did not fully remediate the material weaknesses as we have not fully documented all of our policies or procedures and we have not performed any testing of our internal controls.

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

Our transition to an outsourced manufacturing, design and development business model may not be successful, which could harm our ability to deliver products and recognize revenue.

In March 2022, we signed an agreement with a manufacturer in China to develop and manufacture the Brat, our first eBike. We provided this vendor with our specifications and design drawings, and they developed prototypes and the manufacturing process to build the Brat at a cost that was acceptable to us.

In June 2022, we signed a distribution agreement with Torrot Electric Europa, S.A. (“Torrot”) to distribute their youth motorcycles through our LATAM distributors. In October 2022, we signed an exclusive distribution and co-branding agreement with Torrot, which replaces the original distribution agreement and allows Volcon to co-brand Torrot’s youth motorcycles using the Volcon name and branding in the United States and Latin America. This was expanded to Canada through a separate agreement signed in December 2022. These products are manufactured by Torrot in Spain.

On August 25, 2022, we announced a comprehensive program and manufacturing transition aimed to improve profitability and increase cash flow (the “Program”), pursuant to which we closed our manufacturing operations in Round Rock, Texas, and initiated efforts to merge our logistics and storage operations into a single location and enter into a manufacturing agreements with GLV Ventures (“GLV”) to produce the Grunt, as well as the Stag and the Runt. In connection with the implementation of the Program, we have transitioned from a manufacturing model in which we manufactured and assembled the Grunt at our manufacturing facility located in Round Rock, Texas, to one where we rely on our third-party manufacturer in Mexico. In September 2022, we also reduced headcount in our product development and administrative departments, as we have outsourced the design, development and manufacturing of our vehicles to reduce costs. We believe the use of third-party manufacturers will have benefits, but in the near term, while we are beginning manufacturing with GLV, and commencing design and development with third-parties, we may lose revenue, incur increased costs and potentially harm our customer relationships.

We rely on third-party manufacturers, designers and developers, which subjects us to risk of product delivery delays, reduced control over product costs and quality control.

Effective as of August 2022, we have outsourced the manufacturing of all of our vehicles to third-party manufacturers. In September 2022, we reduced headcount in our product development and administrative departments, as we have outsourced the design, development and manufacturing of our vehicles to reduce costs. Our business success will depend in large part on our third-party vendors’ ability to economically produce our vehicles and our ability to market and sell our vehicles at sufficient capacity to meet the demands of our customers.

Our reliance on third-parties for the manufacture, design and development of our vehicles exposes us to a number of risks which are outside our control, including:

•	unexpected increases in manufacturing costs;
•	interruptions in vehicle deliveries if a third-party vendor is unable to complete production or design in a timely manner;
•	shipping delays due to availability of ships, trains, trucks or containers to ship products or delays at ports to ship to the U.S or delays at U.S. ports; and
•	inability to control quality of finished products.

Our reliance on third-parties reduces our control over the manufacturing, design and development processes, including reduced control over quality, product costs and product supply and timing. We may experience delays in shipments or issues concerning product quality from our third-party vendors, and such supply chain disruptions and delays have been exacerbated by the COVID-19 pandemic. If any of our third-party vendors suffer interruptions, delays or disruptions in manufacturing, designing or developing our products, including by reason of the COVID-19 pandemic, natural disasters, work stoppages or capacity constraints, our ability to ship products to dealers and Latin America and Caribbean distributors would be delayed. Additionally, if any of our third-party vendors experience quality control problems in their operations, we could be required to cover the repair or replacement of any defective products. These delays or product quality issues could have an immediate and material adverse effect on our ability to fulfill orders and could have a negative impact on our operating results. In addition, such delays or issues with product quality could harm our reputation and our relationship with our dealers, distributors and customers.

Our third-party manufacturers may be unable to meet our growing sales and delivery plans, which could harm our business and prospects.

Our sales growth and delivery plan contemplate achieving and sustaining significant increases in vehicle deliveries. Our ability to achieve this plan depends upon several factors, including our ability to identify third-party manufacturers who can meet our forecasted demand while maintaining our desired quality levels and optimize design and product changes. Although we believe that the third-party manufacturers we have contracted with have the ability to meet our forecasted demand, there is no assurance that they will be successful in these efforts. In addition, as we do not have a long-term history of sales, our forecasted demand may be materially incorrect, which could cause us to fail to meet unforeseen demand. If we are unable to realize our sales and delivery plan, our brand, business, prospects, financial condition, and operating results could be materially damaged.

We are dependent on our third-party manufacturers, who are dependent on their suppliers, some of which could be single-source suppliers. The inability of these suppliers to deliver necessary components for our vehicles according to our schedule and at prices, quality levels and volumes acceptable to us, or our inability to efficiently manage these third-party manufacturers and their suppliers could have a material adverse effect on our financial condition and operating results.

Our vehicles contain numerous purchased parts that our third-party manufacturers either (a) source globally from direct suppliers, some of whom could be single-source suppliers, or (b) manufacture themselves from components or materials. Any significant unanticipated demand would require our third-party manufacturers to procure or manufacture additional components in a short amount of time. While we believe our third-party manufacturers would be able to secure additional or alternate sources of supply for most of our components and raw materials in a relatively short time frame, there is no assurance that they will be able to do so or develop their own replacements for certain highly customized components of our products.

If our third-party manufacturers encounter unexpected difficulties with key suppliers, and if they are unable to fill these needs from other suppliers, we could experience production delays and potential loss of access to important technology and parts for producing, servicing and supporting our vehicles. This limited, and in many cases single-source, supply chain exposes our third-party manufacturers and us to multiple potential sources of delivery failure or component shortages for the production of our vehicles. The loss of any single or limited source supplier or the disruption in the supply of components from these suppliers could lead to design changes and delays in product deliveries to our customers, which could hurt our relationships with our customers and result in negative publicity, damage to our brand and reputation, and a material and adverse effect on our business, prospects, financial condition and operating results.

Our third-party manufacturers operate outside of the United States, subjecting us to risks of international operations.

Our third-party manufacturers operate outside of the United States, as a result we are increasingly exposed to the challenges and risks of doing business outside the United States, which could reduce our revenues or profits, increase our costs, result in significant liabilities or sanctions, or otherwise disrupt our business. These challenges include: (1) compliance with complex and changing laws, regulations and policies of governments that may impact our operations, such as foreign ownership restrictions, import and export controls, tariffs, and trade restrictions; (2) compliance with U.S. and foreign laws that affect the activities of companies abroad, such as anti-corruption laws, competition laws, currency regulations, and laws affecting dealings with certain nations; (3) the difficulties involved in managing an organization doing business in many different countries; (4) uncertainties as to the enforceability of contract and intellectual property rights under local laws; and (5) rapid changes in government policy, political or civil unrest, acts of terrorism, or the threat of international boycotts or U.S. anti-boycott legislation.

Products that we have manufactured for us in Mexico, Spain, and China may also be subject to any uncertainty of trade relations between such countries and the United States, which could cause the cost of our products manufactured there to rise, or result in our inability to continue to use third-party manufacturers in such country, resulting in a need to find alternative sources of manufacture, which could result in the delay of manufacture and supply of our products, increase our cost of manufacture, and cause a delay in our shipments to customers and a delay or cancellation of orders. Our future operating results and financial condition could be materially affected to the extent any of these actions occur.

In addition, the prosecution of intellectual property infringement and trade secret theft outside of the United States may be more difficult than in the United States. Although we take precautions to protect our intellectual property, using our third-party manufacturers in Mexico and China could subject us to an increased risk that unauthorized parties will be able to copy or otherwise obtain or use our intellectual property, and we may be unsuccessful in monitoring and enforcing our intellectual property rights against them, which could harm our business. We may also have limited legal recourse in the event we encounter patent or trademark infringers, which could adversely affect our business, results of operations, and financial condition. While we take measures to protect our trade secrets, the use of third-party manufacturers may also risk disclosure of our innovative and proprietary manufacturing methodologies, which could adversely affect our business.

We are utilizing a small number of vendors to assist us with the manufacturing, development and design of our vehicles, including the chassis, electrical systems, safety requirements, body components and accessories, and the inability of these vendors to complete our respective design requirements may delay our ability to release these vehicles for production, which could have a material adverse effect on our financial condition and operating results.

We have entered into manufacturing, design and development agreements with vendors with experience in the manufacturing, design and development of two wheel and four-wheel off-road vehicles to assist us with the development of certain aspects of and manufacturing of our vehicles. Although these vendors have successfully assisted other companies with manufacture, design and development of vehicles, they may not be able to successfully design, develop and manufacture our vehicles. These vendors may experience delays in fulfilling their obligations under these contracts due to the inability to source parts from other vendors, lack of employees available to work on our projects due to labor shortages or other competing projects from other customers or COVID-19-related issues impacting employees. Failure of these vendors to complete the contracted design, development and manufacture projects for our vehicles will result in delays in obtaining regulatory approvals and delay production and release of the vehicles for sale, which could have a material adverse effect on our business, reputation, results of operations or financial condition.

Increases in costs, disruption of supply, or shortage of materials could harm our business.

Our third-party manufacturers may experience increases in the cost or a sustained interruption in the supply or shortage of materials. Any such increase, supply interruption or shortage could materially and negatively impact our business, prospects, financial condition and operating results. The prices for these materials fluctuate, and their available supply may be unstable, depending on market conditions and global demand for these materials, including as a result of increased production of electric vehicle (EV) products by our competitors, and could adversely affect our business and operating results. For instance, we are exposed to multiple risks relating to battery packs.

These risks include:

•	an increase in the cost, or decrease in the available supply, of materials used in the battery packs;
•	disruption in the supply of battery packs due to quality issues or recalls by battery cell manufacturers;
•	sanctions imposed by the U.S. on countries in which our products are manufactured or where parts are manufactured for our third-party manufacturers; and
•	tariffs on the products we source in China.

Our business is dependent on the continued supply of battery cells for the battery packs used in our vehicles. Any disruption in the supply of battery cells, including those caused by the conflict between Russia and the Ukraine and sanctions imposed on Russia noted above, could disrupt production of our vehicles. Substantial increases in the prices charged to us, such as those charged by battery cell suppliers, would increase our operating costs, and could reduce our margins if we cannot recoup the increased costs through increased selling prices of our vehicles. Any attempts to increase prices in response to increased material costs could result in the cancellation of vehicle orders and therefore materially and adversely affect our brand, image, business, prospects and operating results.

We have experienced delays and other complications in the design, manufacture, launch and production ramp of our vehicles and our future planned vehicles, which could harm our brand, business, prospects, financial condition and operating results.

We have encountered unanticipated challenges, such as supply chain constraints, that led to initial delays in producing our vehicles. We have experienced longer lead times with certain suppliers to obtain parts, especially those imported where shipping delays from outbound and inbound ports have caused delays or required us to use air freight and incur higher shipping costs. As of August 2022, we have outsourced the manufacturing of all of our vehicles and plan to outsource all manufacturing of our vehicles for the foreseeable future. In September 2022, we also reduced headcount in our product development and administrative departments, as we have outsourced the design and development of our vehicles. Any significant delay or other complications in the production of our vehicles or the development, manufacture, and production ramp of our future vehicles, including complications associated with our third-party manufacturers’ supply chains or obtaining or maintaining regulatory approvals, and/or coronavirus impacts, could materially damage our brand, business, prospects, financial condition and operating results.

We are an early-stage company and we have delivered a limited number of vehicles to customers.

We formed our corporation in February 2020. Since formation, we have focused on designing our initial vehicles, the Grunt and the Runt (Runt reservations were subsequently refunded due to design and production delays), the Brat and the Stag, and commencing the marketing of such vehicles by accepting reservations on our website. We also began taking orders for the Grunt in Latin America and started signing dealer agreements to sell our vehicles in the United States. We may never achieve commercial success. We have no meaningful historical financial data upon which we may base our projected revenue and operating expenses. Our limited operating history makes it difficult for potential investors to evaluate our products or prospective operations and business prospects. We are subject to all the risks inherent in business development, financing, unexpected expenditures, and complications and delays that often occur in a new business. Investors should evaluate an investment in us in light of the uncertainties encountered by developing companies in a competitive environment. There can be no assurance that our efforts will be successful or that we will ultimately be able to attain profitability.

The conflict with Russia and the Ukraine could have an impact on the availability of components used in the manufacturing of lithium ion batteries that we use to power our vehicles.

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

We are currently taking orders for the Grunt, Brat, Volcon Kids and Stag, and if these vehicles fail to perform as expected, our reputation could be harmed and our ability to develop, market and sell our vehicles could be harmed.

If our vehicles were to contain defects in design and manufacture that cause them not to perform as expected or that require repair or take longer than expected to deliver, our ability to develop, market and sell our vehicles could be harmed. While we intend to perform internal testing on the vehicles, as a start-up company our frame of reference by which to evaluate detailed long-term quality, reliability, durability and performance characteristics of our vehicles is based on industry metrics rather than historical data. Although we have procedures to test all of our vehicles for defects, there can be no assurance that we will be able to detect and fix all defects in our products prior to their sale to consumers. Any product defects, delays, or other failure of our products to perform as expected could harm our reputation and result in delivery delays, product recalls, product liability claims, significant warranty and other expenses, and could have a material adverse impact on our business, financial condition, operating results and prospects.

We may not succeed in establishing, maintaining and strengthening our brand, which could materially and adversely affect customer acceptance of our products, which could in turn materially affect our business, results of operations or financial condition.

Our business and prospects heavily depend on our ability to develop, maintain and strengthen the Volcon brand. If we are unable to establish, maintain and strengthen our brand, we may lose the opportunity to build and maintain a critical mass of customers. Our ability to develop, maintain and strengthen our brand will depend heavily on the success of our marketing efforts. Failure to develop and maintain a strong brand would materially and adversely affect customer acceptance of our vehicles, could result in suppliers and other third-parties being less likely to invest time and resources in developing business relationships with us, and could materially adversely affect our business, results of operations or financial condition.

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

The EV market is in its infancy, and we expect it will become more competitive in the future. There is no assurance that our vehicles will be successful in the respective markets in which they compete. A significant and growing number of established and new companies, as well as other companies, have entered or are reported to have plans to enter the EV market, including the off-road market that we intend to pursue. Most of our current and potential competitors have significantly greater financial, technical, manufacturing, marketing, sales networks, and other resources than we do and may be able to devote greater resources to the design, development, manufacturing, distribution, promotion, sale and support of their products. Increased competition could result in lower vehicle sales, price reductions, revenue shortfalls, loss of customers and loss of market share, which could harm our business, prospects, financial condition, and operating results.

We may need to defend ourselves against intellectual property infringement claims, which may be time-consuming and could cause us to incur substantial costs.

Others, including our competitors, may hold or obtain patents, copyrights, trademarks or other proprietary rights that could prevent, limit or interfere with our ability to make, use, develop, sell or market our products and services, which could make it more difficult for us to operate our business. From time to time, the holders of such intellectual property rights may assert their rights and may bring suits alleging infringement or misappropriation of such rights. In addition, if we are determined to have infringed upon a third-party’s intellectual property rights, we may be required to cease making, selling or incorporating certain components or intellectual property into the products we offer, to pay substantial damages and/or license royalties, to redesign our products, and/or to establish and maintain alternative branding for our products.

We have a registration for the trademark GRUNT in the United States. We have also applied to register additional marks – including VOLCON, VOLCON BRAT, VOLCON STAG, GRUNT EVO, EMPOWERING ADVENTURE, RUNT, and STAG - in certain additional countries including the United States, Latin America, and Canada, and many of these marks are now allowed or registered in some of these countries. While we previously received notice from two entities who opposed our applications for the VOLCON mark in the United States, Mexico, and elsewhere due to the alleged similarity of the mark VOLCON to their trademarks, we have resisted these efforts because we believe that the marks are not similar and there is no potential for confusion. We are in the process of resolving these matters. We have obtained a coexistence agreement providing that our VOLCON trademark can coexist with one party’s trademark. The other party’s opposition was unsuccessful. Our efforts to secure trademark registrations for VOLCON and other trademarks referenced above are ongoing and we may encounter resistance from other companies, though we have received no such notice from any other companies at this time. If we receive objections from other entities and are unsuccessful in obtaining agreements or otherwise resolving the matters with these entities, we will need to consider the use of different trademarks for our Company and our products.

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

The Grunt, Runt and Brat depend on materials from China, namely batteries, which are among the main components of our vehicles. We cannot predict what actions may be taken with respect to tariffs or trade relations between the United States and China, what products may be subject to such actions, or what actions may be taken by China in retaliation. The adoption and expansion of trade restrictions, the occurrence of a trade war, or other governmental action related to tariffs, trade agreements or related policies have the potential to adversely impact our supply chain and access to equipment, our costs and our product margins. Any such cost increases or decreases in availability could slow our growth and cause our financial results and operational metrics to suffer.

We primarily sell our vehicles and accessories through a network of third parties, and there is no assurance that we will be able to successfully build out this network.

Initially, in the United States, we intended to sell our vehicles and accessories directly to the consumer via our website. We ceased selling vehicles and accessories directly to consumers in November 2021 In November 2021 we began negotiating dealer agreements to sell our vehicles and accessories in the United States to powersport vehicle dealers. As of December 31,2022, we have signed agreements with 151 dealers to sell our vehicles and accessories. We hired our first regional sales manager in Canada to begin developing our dealer network for Canadian powersports vehicle dealers.

We are required to comply with manufacture/dealer laws in each state in which we sell our vehicles through dealers. Dealer laws vary by state and although our dealer agreements are intended to comply with these laws, we may be required to amend our agreements if these laws are changed or are challenged by dealers or other OEMs. Our dealer and distribution agreements are generally short-term in nature and the dealer, distributor or we may cancel these agreements under certain circumstances and we may not be able to retain or expand the scope of our dealer and/or distribution network in the future.

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

In the U.S., we will sell the Brat on our website in addition to our dealer network. Customers can request that the Brat be delivered to a local Volcon dealer or directly to a location they can designate.

We also intend to sell our vehicles and accessories internationally through international distributors. We have signed distribution agreements with five distributors in Latin America and one distributor in the Caribbean region. We are relying on these distributors to market, promote, sell and service our vehicles and sell accessories in their designated countries/territories.

We believe our success will be highly dependent on our ability to build out this network in the major markets in which we intend to compete for customers, and to maintain this network in the future. Our business model is dependent not only on our ability to create the foregoing network, but also on the commitment and motivation of these third parties to promote our brand and products.

Orders for vehicles are cancelable and there can be no assurance that all orders will result in revenue being recognized.

Orders from U.S. dealers do not require an upfront payment and are cancelable prior to shipment with no penalty. Orders from U.S. consumers for the Stag required a minimal reservation fee and all orders are cancelable prior to shipment, although the reservation fee is forfeited. Most Latin American importers must pay for orders in advance of shipment but can cancel an order prior to shipment and receive a refund without penalty.

The estimated fulfillment of all orders we have received assumes our third-party manufacturers can successfully increase their production capacity in the future, of which there is no assurance. If we are unable to satisfy pending orders on a timely basis, customers may cancel their orders.

In some cases, there will be significant time between a customer ordering a vehicle and the eventual delivery of the vehicle, which creates a heightened risk that a customer that ordered a vehicle may change his or her mind and not ultimately take delivery of the vehicle, and accessories if purchased in their order. Any cancellations could harm our financial condition, business, prospects and operating results.

We may be unable to improve our existing products and develop and market new products that respond to customer needs and preferences and achieve market acceptance.

We may not be able to compete as effectively with our competitors, and ultimately satisfy the needs and preferences of our customers, unless we can successfully enhance current products, develop new innovative products and distinguish our products from our competitors’ products through innovation and design. Product development requires significant financial, technological, and other resources. There can be no assurance that we will be able to incur a level of investment in research and development that will be sufficient to successfully make us competitive in product innovation and design. In addition, even if we are able to successfully enhance existing products and develop new products, there is no guarantee that the markets for our existing products and new products will progress as anticipated. If any of the markets in which our existing products compete do not develop as expected, our business, results of operations or financial condition could be materially adversely affected.

We have limited experience servicing our vehicles, we intend to primarily utilize third parties to service our vehicles, and if we are unable to address the service requirements of our customers, our business could be materially and adversely affected.

We have limited experience servicing or repairing our vehicles and we are developing our service manuals and service procedures to repair our vehicles. We are in the process of developing a network of service providers who will also be our dealers as many states require that only dealers can provide warranty service on vehicles. For our international distributors, they will be service providers or will identify third-parties who will be service providers to service our vehicles.

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

We provide a one-year warranty against defects for the Grunt and Brat, and a two-year warranty on the battery. We currently expect to provide a similar warranty for all our motorcycles as they are released for sale. We are in the process of developing our warranty for the Stag and we expect it to be consistent with other UTVs currently on the market. Our warranty will generally require us to repair or replace defective products during such warranty periods at no cost to the consumer. We record provisions based on an estimate of product warranty claims, but there is the possibility that actual claims may exceed these provisions and therefore negatively impact our results of operations of financial condition.

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

Our success is dependent upon the success of the off-road vehicle industry as a whole, and in particular upon consumers’ willingness to adopt electric vehicles as an alternative to combustion vehicles. If the market for electric off-road vehicles does not develop at the rate or in the manner or to the extent that we expect, our business, results of operations or financial condition may be adversely materially affected. The market for electric vehicles is relatively new, rapidly evolving, characterized by rapidly changing technologies, price competition, additional competitors, evolving government regulation and industry standard, frequent new vehicle announcements and changing consumer demands and behaviors. Factors that may influence the adoption of electric vehicles include:

•	perceptions about electric vehicle quality, safety, design, performance and costs;

•	the limited range over which electric vehicles may be driven on a single battery charge, and the decline of an electric vehicle’s range resulting from deterioration over time in the battery’s ability to hold a charge;

•	the ability to easily charge electric vehicles

•	volatility in the cost of oil and gasoline, and improvements in the fuel economy of combustion engines; and

•	the environmental consciousness of off-road vehicles customers.

The influence of any of the factors described above may cause our customers not to purchase our vehicles and may otherwise materially adversely affect our business, results of operations or financial condition.

Higher inflation and interest rates, volatile financial markets, unemployment and consumer confidence may cause consumers to defer or not purchase our products.

Globally inflation and interest rates have been rising throughout 2022 and could continue to rise in the future.

Our vehicles represent a discretionary purchase. Many consumers finance the purchase of an off-road vehicle and higher interest rates will result in higher monthly payments which some consumers may not qualify for or consumers may elect to defer their purchase until interest rates decline.

In addition, global financial markets overall have seen sharp declines in valuations and significant volatility in 2022 and could continue to experience additional declines and volatility in the future. Consumer confidence in the US has declined. A number of large companies have announced layoffs.

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

The duration and scope of the impacts of the COVID-19 pandemic remain uncertain and have adversely affected our supply chain and may continue to affect our operations, distribution, and demand for our products.

If we were to encounter a significant disruption due to COVID-19 at our third-party manufacturers, designers or developers or one or more of our suppliers, we may not be able to satisfy customer demand for a period of time. We have recently experienced delays and extended delivery dates with respect to the components we utilize for our vehicles. Although we believe these delays will not affect our ability to deliver our initial vehicles, they may restrict our third-party manufacturers’, designers’, developers’ and suppliers’ ability to deliver vehicles in the future. Furthermore, the impact of COVID-19 on the economy, demand for our products and impacts to our operations, including the measures taken by governmental authorities to address it, may precipitate or exacerbate other risks and/or uncertainties, including specifically many of the risk factors set forth herein, which may have a significant impact on our operating results and financial condition, although we are unable to predict the extent or nature of these impacts at this time.

We could be negatively impacted by cybersecurity attacks and are subject to evolving privacy laws in the U.S. and other jurisdictions that could adversely impact our business and require that we incur substantial costs.

We use a variety of information technology systems in the ordinary course of business, which are potentially vulnerable to unauthorized access, computer viruses, ransomware software viruses and other similar types of malicious activities and cyber-attacks, including cyber-attacks to our information technology infrastructure and attempts by others to gain access to our proprietary or sensitive information, and ranging from individual attempts to advanced persistent threats. Additionally, our vendors and potentially our customers, such as federal, state and local governments, require us to maintain and protect our information technology infrastructure to specified standards in order to protect not only our sensitive information, but also their sensitive information. Further, ransomware attacks are becoming increasingly prevalent and severe. To alleviate the financial, operational, and reputational impact of a ransomware attack, it may be preferable to make extortion payments, but we may be unwilling or unable to do so, including, for example, if applicable laws or regulations prohibit such payments. The procedures and controls we use to monitor these threats and mitigate our exposure may not be sufficient to prevent cybersecurity incidents. The results of these incidents could include misstated financial data, theft of trade secrets or other intellectual property, liability for disclosure of confidential customer, supplier or employee information, increased costs arising from the implementation of additional security protective measures, litigation and reputational damage, which could materially adversely affect our financial condition, business or results of operations. Any remedial costs or other liabilities related to cybersecurity incidents may not be fully insured or indemnified by other means. Moreover, we or our third-party vendors or business partners may be more vulnerable to such attacks in remote work environments, which have increased in response to the COVID-19 pandemic. Additionally, security breaches could result in a violation of applicable U.S. and international privacy and other laws and subject us to governmental investigations and proceedings, which could result in our exposure to material civil or criminal liability.

Risks Related to our Common Stock

Our founders, directors and executive officers will continue to exercise significant control over us, which will limit your ability to influence corporate matters and could delay or prevent a change in corporate control.

The existing holdings of the outstanding shares of our common stock by our founders, directors and executive officers, assuming full exercise of the warrants held by such individuals and conversion of outstanding Convertible Notes and exercise of all remaining warrants, represent, in the aggregate, approximately 22.9% of our outstanding common stock. As a result, these stockholders will be able to influence our management and affairs and control the outcome of matters submitted to our stockholders for approval, including the election of directors and any sale, merger, consolidation, or sale of all or substantially all of our assets.

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

We have entered into consulting agreements with Pink Possum, LLC (“Pink Possum”), an entity controlled by Mr. Okonsky, who is the chairman of our board of directors and Chief Technology Officer, and Highbridge Consultants, LLC (“Highbridge”), an entity controlled by Mr. James, who is a former member of our board of directors and a significant shareholder, pursuant to which Messrs. Okonsky and James provide us with services. Pursuant to the consulting agreements, upon the occurrence of a Fundamental Transaction (as contemplated by such agreements), which generally includes a business combination, merger, or sale of all or substantially all of our assets (or similar events), for an aggregate gross sales price of $100.0 million or more, each entity will receive a cash payment equal to 1% of such gross sales price. Since Messrs. Okonsky and James are entitled to these payments, they may have a conflict of interest in determining whether a particular Fundamental Transaction is in the best interests of our stockholders. Furthermore, these payments upon the consummation of a Fundamental Transaction may make our company less attractive to a potential acquirer or may reduce the valuation we receive in connection with a Fundamental Transaction.

Furthermore, if our market capitalization exceeds $300.0 million for a period of 21 consecutive trading days, each of the entities will receive an additional cash payment equal to $15.0 million; provided that we will have the right, in our sole discretion, to make the foregoing $15.0 million payment by the issuance of shares of our common stock. Since Messrs. Okonsky and James are entitled to these payments, they may have a conflict of interest when evaluating other transactions that may have an impact on our market capitalization. Additionally, if we elect to make any payments to the entities in the form of stock, it would reduce the ownership percentage of our other stockholders.

In December 2022, the Company entered into an employment agreement with Mr. Okonsky which provided him with an annual salary of $170,000 and allowed him to participate in the Company’s benefits which are available to all employees. The consulting agreement with Pink Possum was terminated but the provisions related to the occurrence of a Fundamental Transaction and the market capitalization thresholds and related cash payments remain in effect.

Your ownership may be diluted if additional capital stock is issued to raise capital, to finance acquisitions or in connection with strategic transactions.

We may seek to raise additional funds, finance acquisitions or develop strategic relationships by issuing equity or convertible debt securities, which would reduce the percentage ownership of our existing stockholders. Our board of directors has the authority, without action or vote of the stockholders, to issue all or any part of our authorized but unissued shares of common or preferred stock. Our certificate of incorporation authorizes us to issue up to 100,000,000 shares of common stock and 5,000,000 shares of preferred stock. Future issuances of common or preferred stock would reduce your influence over matters on which stockholders vote and would be dilutive to earnings per share. In addition, any newly issued preferred stock could have rights, preferences and privileges senior to those of the common stock. Those rights, preferences and privileges could include, among other things, the establishment of dividends that must be paid prior to declaring or paying dividends or other distributions to holders of our common stock or providing for preferential liquidation rights. These rights, preferences and privileges could negatively affect the rights of holders of our common stock, and the right to convert such preferred stock into shares of our common stock at a rate or price that would have a dilutive effect on the outstanding shares of our common stock.

If our stock price fluctuates, you could lose a significant part of your investment.

Since our initial public offering through March 3, 2023 our share price has fluctuated from a high of $17.96 to a low of $0.95, and closed at $1.73 on March 3, 2023. The market price of our common stock is subject to wide fluctuations in response to, among other things, the risk factors described in this filing and other factors beyond our control, such as fluctuations in the valuation of companies perceived by investors to be comparable to us. Furthermore, the stock markets have experienced price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many companies. These fluctuations often have been unrelated or disproportionate to the operating performance of those companies. These broad market and industry fluctuations, as well as general economic, political, and market conditions, such as recessions, interest rate changes or international currency fluctuations, may negatively affect the market price of our common stock. In the past, many companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. We may be the target of this type of litigation in the future. Securities litigation against us could result in substantial costs and divert our management’s attention from other business concerns, which could seriously harm our business.

The terms of the Convertible Notes and Warrants impose additional challenges on our ability to raise capital.

The agreements related to the sale of the Convertible Notes and Warrants contain a number of restrictive covenants that may impose significant operating and financial restrictions on us while the Convertible Notes and Warrants remain outstanding, unless the restrictions are waived by consent of each holder, including, but not limited to, restrictions on our ability to incur additional indebtedness and guarantee indebtedness; incur liens or allow mortgages or other encumbrances; redeem, or repurchase certain other debt; pay dividends or make other distributions or repurchase or redeem our capital stock; sell assets or enter into or effect certain other transactions; issue additional equity (outside of the Convertible Notes and Warrants, issuances under our equity compensation plan and other limited exceptions); and enter into variable rate transactions, among other restrictions.

A breach of the covenants or restrictions under the agreements related to the sale of the Convertible Notes and Warrants and related agreements governing our indebtedness could result in an event of default under such agreements. As a result of these restrictions, we may be limited in how we conduct our business, unable to finance our operations through additional debt or equity financings and/or unable to compete effectively or to take advantage of new business opportunities.

Further, while we could potentially receive up to an aggregate of $29.2 million in gross proceeds from the exercise of the Warrants, the Placement Agent Warrant and the warrant issued to Aegis in connection with Company’s 2022 public offering (the “2022 Underwriter Warrant”), assuming the exercise in full of all of the Warrants, the Placement Agent Warrant and 2022 Underwriter Warrant, no assurances can be made that the holders of such warrants will elect to exercise any or all of such warrants and, accordingly, no assurance that we will receive any proceeds from the exercise of the Warrants, Placement Agent Warrant and 2022 Underwriter Warrant. We believe the likelihood that the holders will exercise the Warrants, the Placement Agent Warrant and the 2022 Underwriter Warrant, and therefore the amount of cash proceeds that we would receive, is dependent upon the trading price of our common stock, which as of the date this filing was below the exercise price of $2.85 for the Warrants, the exercise price of $3.5625 for the Placement Agent Warrant and the exercise price of $3.75 for the 2022 Underwriter Warrant. If the trading price for our common stock is less than the exercise price for either the Warrants, the Placement Agent Warrant or the 2022 Underwriter Warrant, we believe the holders of such warrants will be unlikely to exercise their warrants. Accordingly, we may not receive cash proceeds with respect to either the Warrants, Placement Agent Warrant or 2022 Underwriter Warrant and we are restricted in our ability to conduct additional debt or equity financings.

The issuance of our common stock in connection with the Company’s outstanding warrants, including the Warrants, the Placement Agent Warrant and the 2022 Underwriter Warrant, and the Convertible Notes, could cause substantial dilution, which could materially affect the trading price of our common stock.

The Warrants, the Convertible Notes, the Placement Agent Warrant, and the 2022 Underwriter Warrant are exercisable or convertible, as applicable, for up to 22,072,464 shares of the Company’s common stock. The additional shares of common stock issued upon the exercise or conversion, as applicable, of the Warrants, the Convertible Notes, the Placement Agent Warrant and the 2022 Underwriter Warrant will result in dilution to the then existing holders of common stock of the Company and increase the number of shares eligible for resale in the public market. Sales of a substantial number of such shares in the public market could adversely affect the market price of our common stock.

The sale of our common stock by our stockholders, or the perception that stock sales may occur, could cause the price of our common stock to decline.

On August 22, 2022 we entered into the Securities Purchase Agreement, pursuant to which we agreed to issue and sell to the investors in the private placement (i) the Convertible Notes in an aggregate principal amount of $27,173,913, at an initial conversion price of $2.25 per share of the Company’s common stock and subject to adjustment upon the occurrence of specified events, and (ii) the Warrants to purchase up to 9,057,971 shares of common stock with an initial exercise price of $2.85 per share of common stock. Contemporaneously, we entered into the Placement Agent Agreement, pursuant to which we agreed to issue the Placement Agent Warrant to purchase up to 603,864 shares of the Company’s common stock at an exercise price of $3.5625. On February 1, 2022, we entered into an Underwriting Agreement, dated February 1, 2022, between the Company and Aegis Capital Corp., pursuant to which we agreed to issue the 2022 Underwriter Warrant to purchase up to 333,334 shares of the Company’s common stock at an exercise price of $3.75. Therefore, up to 22,072,464 shares of the Company’s common stock have been registered for resale.

The sale of our common stock in the public market or otherwise, including sales of the common stock issuable upon the exercise or conversion of the Warrants, Convertible Notes, Placement Agent Warrant or the 2022 Underwriter Warrant, as applicable, by the holders of the Warrants, Convertible Notes, Placement Agent Warrant or the 2022 Underwriter Warrant, or the perception that such sales could occur, could harm the prevailing market price of our common stock. These sales, or the possibility that these sales may occur, also might make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate (which ability to sell equity securities is also subject to restrictions under the terms of the Securities Purchase Agreement and related agreements). If and when we do issue shares of common stock to holders of the Warrants, Convertible Notes, Placement Agent Warrant or the 2022 Underwriter Warrant, upon the exercise or conversion, as applicable of the Warrants, Convertible Notes, Placement Agent Warrant or 2022 Underwriter Warrant, such stockholders may resell all, some or none of those shares of common stock at any time or from time to time at their discretion. Resales of our common stock may cause the market price of our securities to drop significantly, regardless of the performance of our business.

We may not be able to maintain our listing on the Nasdaq, which could have a material adverse effect on us and our stockholders.

The standards for continued listing on Nasdaq include, among other things, that the minimum bid price for the listed securities not fall below $1.00 for a period in excess of thirty consecutive business days. During the months of May 2022, December 2022 and January 2023 our common stock traded at levels below $1.00 per share, but never for thirty consecutive days. However, if the closing bid price of our common stock were to fail to meet Nasdaq’s minimum closing bid price requirement, or if we otherwise fail to meet any other applicable requirements of Nasdaq and we are unable to regain compliance, Nasdaq may make a determination to delist our common stock. The delisting of our common stock from Nasdaq could negatively impact us by (i) reducing the liquidity and market price of our common stock; (ii) reducing the number of investors willing to hold or acquire our common stock, which could negatively impact our ability to raise equity financing; (iii) impacting our ability to use a registration statement to offer and sell freely tradable securities, thereby preventing or limiting us from accessing the public capital markets; and (iv) impairing our ability to provide equity incentives to our employees.

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

As an “emerging growth company” under the JOBS Act, we are permitted to, and intend to, rely on exemptions from certain disclosure requirements. We are an emerging growth company until the earliest of:

•	the last day of the fiscal year during which we have total annual gross revenues of $1.235 billion or more;
•	the last day of the fiscal year following the fifth anniversary of our initial public offering;
•	the date on which we have, during the previous 3-year period, issued more than $1 billion in non-convertible debt; or
•	the date on which we are deemed a “large accelerated issuer” as defined under the federal securities laws.

For so long as we remain an emerging growth company, we will not be required to:

•	have an auditor report on our internal control over financial reporting pursuant to the Sarbanes-Oxley Act of 2002;
•	comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis);
•	submit certain executive compensation matters to shareholders advisory votes pursuant to the “say on frequency” and “say on pay” provisions (requiring a non-binding shareholder vote to approve compensation of certain executive officers) and the “say on golden parachute” provisions (requiring a non-binding shareholder vote to approve golden parachute arrangements for certain executive officers in connection with mergers and certain other business combinations) of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010; and
•	include detailed compensation discussion and analysis in our filings under the Securities Exchange Act of 1934, as amended, and instead may provide a reduced level of disclosure concerning executive compensation.

Additionally, for so long as we remain an emerging growth company, we:

•	may present only two years of audited financial statements and only two years of related Management’s Discussion and Analysis of Financial Condition and Results of Operations, or MD&A; and
•	are eligible to claim longer phase-in periods for the adoption of new or revised financial accounting standards under §107 of the JOBS Act.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our corporate headquarters is located in Round Rock, Texas, where we currently lease approximately 23,300 square feet of space across three facilities.  We believe that our existing space is adequate for our current operations. We believe that suitable replacement and additional space, if necessary, will be available in the future on commercially reasonable terms.

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

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock is listed on the NASDAQ Stock Market LLC under the symbol “VLCN”.

Holders

As of March 3, 2023, we had 1,210 shareholders of record and 24,613,234 outstanding shares.

Dividends

We have never declared or paid any cash dividends on our capital stock. Pursuant to the Convertible Notes we issued in August 2022, until all of the Convertible Notes have been converted, redeemed or otherwise satisfied in full, we are not permitted without the prior written consent of the note holders to declare or pay any cash dividend. We currently intend to retain earnings, if any, to finance the growth and development of our business. We do not expect to pay any cash dividends on our common stock in the foreseeable future. Payment of future dividends, if any, will be at the discretion of our board of directors and will depend on our financial condition, results of operations, capital requirements, restrictions contained in any financing instruments, provisions of applicable law and other factors the board deems relevant.

Issuer Purchases of Equity Securities

None.

Recent Sales of Unregistered Securities

All information related to equity securities sold by us during the period covered by this report that were not registered under the Securities Act have been included in our Form 10-Q filings or in a Form 8-K filing. We did not issue any equity securities during the fourth quarter of 2022 that were not registered under the Securities Act.

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

We initially began to sell and distribute the Grunt and related accessories in the U.S. on a direct-to-consumer sales platform. We terminated our direct-to-consumer sales platform in November 2021. Prior to the termination of our direct-to-consumer sales platform, U.S. customers made deposits for 360 Grunts (net of cancellations) and five Runts, plus accessories and a delivery fee representing total deposits of $2.2 million. These orders were cancelable by the customer until the vehicle was delivered and after a 14-day acceptance period, therefore the deposits were recorded as deferred revenue. As of June 30, 2022, we had completed shipping of all Grunts sold through our direct-to-consumer sales platform. Due to delays in developing the Runt, we refunded the deposits made for all Runts.

Beginning in November 2021, we began negotiating dealership agreements with powersports dealers to display and sell our vehicles and accessories. Customers can now, or will soon be able to, buy our vehicles and accessories directly from a local dealership. Some of these dealers will also provide warranty and repair services to customers. Through December 31, 2022, we have entered into 151 dealership agreements. Upon sale of a Grunt the dealer may order an additional Grunt. We expect to be able to offer the dealers a financing option, or “floor plan” to make larger purchases of our vehicles, but we do not currently have this financing option available. We have agreements with third-party financing companies to provide financing to qualified customers of each dealer. There is no recourse to the Company or the dealer if the dealer’s customer defaults on the financing agreement with this third-party.

As of December 31, 2022, we have signed agreements with five importers in Latin America and one importer for the Caribbean Region, collectively referred to herein as the LATAM importers to sell our vehicles and accessories in their assigned countries/markets. In June 2022 we signed an exclusive distribution agreement with Torrot Electric Europa S.A., referred to herein as Torrot, to distribute their electric motorcycles for youth riders in Latin America. We will use our LATAM importers to sell Torrot’s products in Latin America.

In October 2022, we signed an expanded agreement with Torrot to also be the exclusive distributor of Torrot and Volcon co-branded youth electric motorcycles in the United States as well as Latin America. This agreement supersedes the original Torrot agreement and once all Torrot branded inventory is sold, we will no longer distribute Torrot branded motorcycles. Finally, in December 2022 we signed an expanded agreement with Torrot to be the exclusive distributor of Volcon co-branded youth electric motorcycles in Canada.

We expect to expand our global sales of our vehicles and accessories beyond our current LATAM importer base. We expect to sign more LATAM importers in 2023 and expect to begin selling in Canada in 2023. We expect export sales to be executed with individual importers in each country that will buy containers of vehicles. Each importer will sell vehicles and accessories to local dealers or directly to customers. Local dealers will provide warranty and repair services for vehicles purchased in their country.

In July 2022, we expanded our offerings with the introduction of the first of our Volcon UTV models, the Stag, which we anticipate will be available for delivery to customers possibly as early as the first half of 2023, followed by additional models of the Stag expected in 2024 and 2025 and the introduction of a higher performance, longer range UTV (to be named) which we expect to begin delivering in 2025. The Stag will be manufactured by a third-party and incorporate electrification units, which include batteries, drive units and control modules provided by General Motors. Beginning in June 2022 we have taken non-binding pre-production orders which are cancelable prior to delivery.

Through August 2022 we assembled the Grunt in a leased production facility in Round Rock, Texas. In August 2022 we announced that we will outsource the manufacturing of the Grunt to a third-party manufacturer, which we anticipate will reduce costs and improve profitability on the Grunt and received Grunts from this manufacturer in January 2023. We also outsourced the manufacturing of the 2023 Grunt EVO to the same third-party manufacturer. The 2023 Grunt EVO will replace the Grunt and has a belt drive rather than a chain drive as well as an updated rear suspension and new seat. We have received prototypes of the Grunt EVO in the first quarter of 2023 and expect to begin sales in the second quarter of 2023.

In September 2022, we reduced our headcount in our product development and administration departments as we outsourced the design and development of certain components of our vehicle development. We also hired our chief marketing officer and expect to hire additional sales and marketing employees and increase marketing activities to further support our brand and products.

We began taking pre-orders for an eBike, the Brat, in September 2022 and shipments to customers began in the fourth quarter of 2022. In January 2023, we began selling the Brat directly to consumers through our website. Consumers who order the Brat from our website can have the Brat shipped to their specified destination. The Brat is being manufactured by a third-party.

In November 2022 we finalized an agreement for a third-party to manufacture the Runt. We received prototypes of the Runt in the first quarter of 2023 and expect to begin sales in the second quarter of 2023.

The estimated fulfillment of all orders we have received to date assumes that our third-party manufacturers can successfully meet our order quantities and deadlines. If they are unable to satisfy orders on a timely basis, our customers may cancel their orders.

Results of Operations

The following financial information is for the years ended December 31, 2022 and 2021.

	2022	2021
Revenue	$4,546,686	$448,819
Cost of goods sold	13,412,820	10,507,454
Gross margin	(8,866,134)	(10,058,635)

Operating expenses:
Sales and marketing	5,694,556	2,872,620
Product development	8,456,157	10,465,186
General and administrative	9,046,778	15,783,409
Total operating expenses	23,197,491	29,121,214

Loss from operations	(32,063,625)	(39,179,850)

Interest and other expense	(2,171,780)	(945,260)
Net loss	$(34,235,405)	$(40,125,109)

Due to recurring losses, there is no provision for income taxes for any period presented.

Revenue

Revenue for the year ended December 31, 2022, was $4,546,686 which represents sales of Grunts of $3,576,796 and accessories and parts of $250,780. The sales of Grunts are offset by promotional rebates and discounts provided to dealers and distributors during 2022 resulting in $930,422 being recorded to reduce revenue. The rebate is provided as a year-end incentive to dealers and distributors to sell their remaining 2022 Model Year Grunt inventory. Revenue of $489,769 and $129,383 represents the sale of Brats and Torrot kids motorcycles, respectively. Revenue for the year ended December 31, 2021, was $448,819 and represents the sale of Grunts and accessories of $17,390.

Cost of goods sold

Cost of goods sold for the year ended December 31, 2022 were $13,412,820 including labor costs of $1,740,645 for employees and contractors performing assembly, logistics, quality control testing, and service and warranty of Grunts through August 2022, when assembly of the Grunt was discontinued, and stock-based compensation of $344,374 for share-based awards for these employees. Subsequent to August 2022, labor costs of $453,471 relate to employee and contractor costs for logistics, quality control testing and service and warranty, including stock-based compensation of $234,178 for share-based awards for these employees. Total cost of materials for Grunts during the year were $5,460,943 which include parts costs for Grunts sold of $3,814,424, adjustments for excess and obsolete inventory of $460,744 and adjustments to record inventory at its net realizable value of $1,692,217. We paid $128,137 for fees owed to cancel purchase orders for Grunt parts to reduce quantities ordered to expected sales demand. Cost of goods sold for Brats and Torrot Youth motorcycles, excluding shipping, was $235,160 and $206,596, respectively, this includes a $82,627 write-down for Torrot Youth inventory to sell remaining quantities on hand in anticipation of the Volcon Youth branded motorcycles which arrived in the first quarter of 2023.

Facilities costs were $585,114 for our manufacturing facility and inventory warehousing costs. Shipping costs and duties/tariffs for inventory purchases and shipments to customers were $2,627,658 which includes an accrual of $350,000 for costs expected to be incurred to ship our raw materials and work-in-process inventory to our third-party manufacturer offset by $242,772 for shipping fees paid by customers. Accrued warranty costs were $575,608. Depreciation expense of $285,564 was recorded in the year and a loss on the write-off of property and equipment of $170,657 was recognized for the disposal of manufacturing assets due to the outsourcing of Grunt assembly.

Cost of goods sold for the year ended December 31, 2021, was $10,507,454. Costs include labor costs of $1,064,539 for employees and contractors performing parts purchasing, assembly and quality control testing of Grunts and stock-based compensation of $264,314 for share-based awards for employees. Part costs for Grunts sold during the period were $1,489,649. Facilities costs were $148,683 for our manufacturing facility and inventory warehousing costs. Shipping costs for inventory purchases were $1,143,442. In addition, the Company recorded a write-down of inventory of $5,450,007 to record inventory at its net realizable value.

Beginning in the first quarter of 2023 we expect the cost of goods sold to increase as we expect to sell a higher quantity of Brats than in the fourth quarter of 2022.

Beginning in the second quarter of 2023 we expect cost of goods sold to increase further due to the expected sales of the Grunt EVO, Runt and Stag. Our cost per Grunt EVO and Runt is fixed in our contract with the third-party manufacturer. We have identified suppliers who can deliver Grunt EVO parts at a lower cost than we have historically paid for the same or similar Grunt part, as many are interchangeable, and we have provided these vendors to our third-party manufacturer for their consideration in sourcing parts. Additional cost savings may be realized if the third-party manufacturer can source or manufacture parts at a lower cost.

Other than the cost of the batteries, we have a fixed cost per unit for the Stag in our contract with our third-party manufacturer. However, not all components have been fully sourced and additional costs for these components or price increases from suppliers for components already sourced could result in a higher cost per unit and we may not be able to increase the price we sell each unit to our customers which could negatively impact our expected margin.

Sales and marketing

Sales and marketing expenses relate to costs to increase exposure and awareness for our products and developing our network of U.S. dealers and international distributors.

For the year ended December 31, 2022 sales and marketing expenses were $5,694,556 and include $1,636,619 for promoting our products, employee payroll costs of $1,949,064, stock-based compensation of $764,517 for share-based awards granted to employees and consultants, $66,625 for professional fees, $356,958 for facilities costs primarily to operate our now closed dealership in Denver, Colorado, including costs of $148,323 for closing this store, and travel costs of $294,878 primarily related to costs incurred for travel to build our dealer network.

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

We expect sales and marketing expenses to increase as we expand our U.S. dealer and international distributor networks and promote a broader range of our products. We also expect sales expenses to increase as we begin developing our Canadian dealer network.

General and Administrative Expense

General and administrative expenses relate to costs for our finance, accounting and administrative functions to support the development, manufacturing and sales of our products.

For the year ended December 31, 2022, general and administrative expenses were $9,046,778 and were primarily related to expenses associated with employee payroll costs of $2,497,956, stock-based compensation of $1,211,788, professional fees of $2,197,734, including legal fees of $1,714,350 and recruiting fees of $173,122, insurance costs of $1,539,798, public company costs of $416,629 excluding legal fees of $496,364 included above, and software fees of $361,014.

General and administrative expenses were $15,783,409 for the year ended December 31, 2021 and were primarily related to expenses associated with employee payroll costs of $679,147, stock-based compensation of $13,504,435 (consisting of $13,031,989 due to warrants issued to our founders in March 2021 and $472,446 due to share-based awards granted to employees and consultants), professional fees of $804,703, including legal fees of $187,040, tax and accounting fees of $284,290, recruiting fees of $216,677 and IT consulting, outsourcing and other fees of $116,696 and insurance costs of $402,994.

We expect general and administrative expenses to remain relatively consistent with the fourth quarter of 2022 over the next several quarters as we have decreased staffing in some administrative areas but expect costs such as insurance and public company reporting and compliance requirements to offset the employee cost reductions.

Product Development Expense

Product development expenses relate to development of our products and process to manufacture these products.

For the year ended December 31, 2022, product development expenses totaled $8,456,157 and primarily related to expenses associated with employee payroll costs of $3,646,927, stock-based compensation of $704,152 for share-based awards granted to employees and consultants, $1,010,895 for consulting fees for product design, other professional fees of $133,680, primarily for employee recruiting, prototype parts and tooling costs of $2,201,706, facilities cost of $262,762 and software fees, small equipment, tools and shop supplies of $183,761.

Product development expenses were $10,465,186 for the year ended December 31, 2021 and were primarily related to expenses associated with employee payroll costs of $2,048,561, stock-based compensation of $544,916 for share-based awards granted to employees and consultants, professional fees of $1,004,242 for product design and $303,647 for employee recruitment, prototype parts and tooling costs of $5,712,533, facilities cost of $331,703 and software fees, small equipment, tools and shop supplies of $222,497.

We expect employee costs related to product development to decrease in the future since we have outsourced certain design and development of our new vehicle models. The decrease will be offset by increases due to outsourced design and development costs and costs related to prototype costs for the Stag, Grunt EVO and Runt. Prototype costs, especially for the Stag, will be significant as we begin receiving Stag units that will be used to validate engineering and manufacturing design and costs incurred to perform testing to ensure the vehicles meet regulatory compliance requirements where we expect to sell these vehicles.

Interest and Other Expenses, net

Interest and other expenses, net for the year ended December 31, 2022 were $2,171,780. Non-cash interest expense of $2,231,403 was recognized for the amortization of debt issuance costs and accretion of principal on the Convertible Notes issued in August 2022.

Interest and other expense for the year ended December 31, 2021, primarily relates to interest on our notes payable used to purchase two vehicles and interest paid on the promissory notes issued in September 2021 and repaid in October 2021 with the proceeds from our initial public offering plus accretion of the discount on the issuance of the promissory notes.

Net Loss

Net loss for the year ended December 31, 2022 was $34,235,405, compared to $40,125,109 for the year ended December 31, 2021.

Liquidity and Capital Resources

On December 31, 2022, we had cash of $11.5 million, including $0.5 million of restricted cash and we had a negative working capital of $0.5 million. Since inception in February 2020, we have funded our operations from proceeds from debt and equity offerings..

Cash used in operating activities

Net cash used in operating activities was $33.7 million for the year ended December 31, 2022 and includes all of our operating costs except non-cash expenses including stock-based compensation of $3.3 million, write-down of inventory and prepaid inventory of $1.7 million, depreciation and amortization of $0.8 million, non-cash interest expense for the amortization of debt issuance costs and accretion of principal on Convertible Notes of $2.2 million, amortization of right of use assets and lease costs of $0.4 million and losses on write-off of assets and leases of $0.6 million. Cash used in operating activities includes increases in accounts receivable of $0.8 million for sales made to dealers, an increase in inventory of $5.1 million offset by a reduction in inventory deposits of $1.6 million as we made fewer deposits based on outsourcing of the assembly of the Grunt in August 2022 as the third-party manufacturer will purchase raw materials prospectively, a decrease of $2.3 million of customer deposits as we fulfilled all direct to consumer orders, a decrease of $0.4 million due to timing of payments on accounts payable, a decrease of $0.2 million in accrued liabilities and an increase in prepaid expenses and other assets of $0.8 million.

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

Cash used in investing activities

Net cash used in investing activities was $0.8 million for the year ended December 31, 2022, primarily consisting of $0.3 million of purchases of equipment and tooling related to our Brat, Grunt, and Runt manufacturing and product development, $0.2 million for the cost of Grunts capitalized as demonstration units, and $0.2 million related to computers and equipment due to headcount growth prior to headcount reductions that occurred in the third quarter of 2022.

Net cash used in investing activities was $0.8 million for the year ended December 31, 2021, and mainly included purchases of equipment and tooling related to the manufacturing of the Grunt.

Cash provided by financing activities

Cash provided from financing activities for the year ended December 31, 2022, was $40.4 million and was related to proceeds received from both the public offering of our common stock in February 2022 where we sold 6,666,667 shares at $3.00 per share for net cash proceeds of $18.1 million and the issuance of senior Convertible Notes and Note Warrants in August 2022 for net cash proceeds of $22.3 million.

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

On September 10, 2021, the Company entered into an agreement with a lender for a 6% promissory note of $2 million. The promissory note had a maturity date of one year from inception or immediately upon the completion of a public offering of the Company’s common stock. For providing the above promissory note, the Company agreed to issue 266,664 shares of our common stock and agreed to pay $35,000 of the placement agent’s and investor’s legal costs and paid a 6% commission to the placement agent.,

In October 2021, the Company completed its initial public offering and sold 3,251,875 shares of its common stock at $5.50 per share. The underwriter was also issued 162,594 warrants to purchase the Company’s common stock at $6.88 per share. The Company received net proceeds of $16.6 million after expenses of $2.9 million, including the fair value of the warrants issued to the underwriter.

Our continuation as a going concern is dependent upon our ability to attain profitable operations and if necessary, obtain continued financial support from the issuance of debt or equity. As of December 31, 2022, we had incurred an accumulated deficit of $75.7 million since inception. Additionally, one of the covenants for our Convertible Notes requires us to have $10 million of cash on hand if principal (and interest, if any) of $15 million or more of the Convertible Notes is outstanding as of September 30, 2023 and December 31, 2023 (subject to adjustment if the principal (and interest, if any) is below $15 million).

Management anticipates that our cash on hand as of December 31, 2022 plus the cash expected to be generated from operations will not be sufficient to fund planned operations and maintain required cash balances for the Convertible Notes beyond one year from the date of the issuance of the financial statements as of and for the year ended December 31, 2022. There can be no assurance that such additional funding would be available to the Company on acceptable terms, or at all. These factors raise substantial doubt regarding our ability to continue as a going concern.

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

Critical Accounting Policies

No critical accounting policies or estimates existed as of December 31, 2022.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of
Volcon, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Volcon, Inc. and its subsidiary (collectively, the “Company”) as of December 31, 2022 and 2021, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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
Houston, Texas
March 6, 2023

VOLCON, INC.

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2022

AND 2021

	2022	2021

ASSETS
Current assets:
Cash	$10,986,592	$5,572,199
Restricted cash	551,250	–
Accounts receivable, net of allowance for doubtful accounts of $62,451 and $0 at December 31, 2022 and 2021, respectively	864,957	25,585
Inventory	5,645,883	2,209,015
Inventory deposits	427,662	1,981,397
Prepaid expenses and other current assets	1,850,666	1,092,860
Total current assets	20,327,010	10,881,057
Long term assets:
Property and equipment, net	601,766	809,734
Intangible assets, net	5,813	18,053
Other long-term assets	285,037	732,810
Right-of-use asset - operating lease	1,505,987	2,182,612

Total assets	$22,725,613	$14,624,265

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,036,628	$1,454,103
Accrued liabilities	2,045,239	771,631
Accrued purchase commitments	28,600	1,506,976
Current portion of notes payable	18,670	17,201
Convertible Notes, net of issuance costs	17,353,748	–
Right-of-use operating lease liability, short term	391,117	456,207
Customer deposits	23,471	2,277,607
Total current liabilities	20,897,472	6,483,725

Notes payable, net of discount and current portion	50,116	68,785
Right-of-use operating lease liability, long-term	1,143,011	1,767,506
Total liabilities	22,090,599	8,320,017

COMMITMENTS AND CONTINGENCIES	–	–

Stockholders' equity:
Preferred stock: $0.00001 par value, 5,000,000 shares authorized, no shares outstanding	–	–
Common stock: $0.00001 par value, 100,000,000 shares authorized, 24,426,260 shares issued and outstanding as of December 31, 2022, 17,309,187 shares issued and outstanding as of December 31, 2021	198	128
Additional paid-in capital	76,369,742	47,803,643
Accumulated deficit	(75,734,927)	(41,499,522)
Total stockholders’ equity	635,013	6,304,249

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$22,725,613	$14,624,265

The accompanying notes are an integral part of these consolidated financial statements.

VOLCON, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2022

AND 2021

	2022	2021

Revenue:	$4,546,686	$448,819
Cost of goods sold	13,412,820	10,507,454
Gross margin	(8,866,134)	(10,058,635)

Operating expenses:
Sales and marketing	5,694,556	2,872,620
Product development	8,456,157	10,465,186
General and administrative expenses	9,046,778	15,783,409
Total operating expenses	23,197,491	29,121,214

Loss from operations	(32,063,625)	(39,179,850)

Other income (expense)	87,765	(854,022)
Interest expense	(2,259,545)	(91,238)
Total other expense	(2,171,780)	(945,260)

Loss before provision for income taxes	(34,235,405)	(40,125,109)
Provision for income taxes	–	–

Net loss	$(34,235,405)	$(40,125,109)

Net loss per common share – basic	$(1.45)	$(8.79)

Net loss per common share – diluted	$(1.45)	$(8.79)

Weighted average common shares outstanding – basic	23,686,752	4,567,072

Weighted average common shares outstanding – diluted	23,686,752	4,567,072

The accompanying notes are an integral part of these consolidated financial statements.

VOLCON, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEAR ENDED DECEMBER 31, 2022

	Common stock		Additional
	Number		paid-in	Accumulated
	of Shares	Amount	capital	deficit	Total

Balance at January 1, 2022	17,309,187	$128	$47,803,643	$(41,499,522)	$6,304,249

Issuance of common stock for public offering, net of issuance costs of $1,910,816	6,666,667	67	18,089,117	–	18,089,184

Issuance of common stock for cashless exercise of warrants	83,552	–	–	–	–

Issuance of common stock for exercise of stock options and restricted shares	315,107	2	39,998	–	40,000

Stock-based compensation	54,623	1	3,259,008	–	3,259,009

Forfeiture of performance shares	(2,876)	–	–	–	–

Issuance of Note Warrants and underwriter warrants, net of issuance costs of $1,003,513	–	–	7,177,976	–	7,177,976

Net loss	–	–	–	(34,235,405)	(34,235,405)

Balance at December 31, 2022	24,426,260	$198	$76,369,742	$(75,734,927)	$635,013

The accompanying notes are an integral part of these consolidated financial statements.

FOR THE YEAR ENDED DECEMBER 31, 2021

	Common stock		Series A preferred stock		Series B preferred stock		Additional
	Number of		Number of		Number of		paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	capital	deficit	Total

Balance at January 1, 2021	1,937,500	$8	–	$–	–	$–	$232,550	$(1,374,413)	$(1,141,855)

Proceeds from WeFunder offering, net of issuance costs of $53,500	–	–	–	–	–	–	2,205,440	–	2,205,440

Issuance of series A preferred stock, net of issuance costs of $205,470	79,750	–	415,287	4	–	–	2,464,504	–	2,464,508

Conversion of WeFunder offering to series A preferred stock	–	–	351,832	4	–	–	(4)	–	–

Conversion of SAFE Liability to series A preferred stock	–	–	424,269	4	–	–	1,999,996	–	2,000,000

Issuance of series B preferred stock, net of issuance costs of $890,026	123,296	–	–	–	1,105,827	11	9,615,320	–	9,615,331

Issuance of common stock with promissory notes, net of issuance costs of $65,000	266,664	3	–	–	–	–	734,997	–	735,000

Issuance of common stock for initial public offering, net of issuance costs of $2,949,882	3,251,875	33	–	–	–	–	15,917,269	–	15,917,302

Conversion of preferred stock for initial public offering	5,743,175	23	(1,191,388)	(12)	(1,105,827)	(11)	–	–	–

Issuance of common stock for exercise of warrants	5,743,795	57	–	–	–	–	6,193	–	6,250

Stock-based compensation	163,132	2	–	–	–	–	14,627,380	–	14,627,382

Net loss	–	–	–	–	–	–	–	(40,125,109)	(40,125,109)

Balance at December 31, 2021	17,309,187	$128	–	$–	–	$–	$47,803,643	$(41,499,522)	$6,304,249

 The accompanying notes are an integral part of these consolidated financial statements.

VOLCON, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2022

AND 2021

	2022	2021
Cash flow from operating activities:
Net loss	$(34,235,405)	$(40,125,109)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	3,259,009	14,627,382
Loss on write down of inventory and inventory deposits	1,692,217	5,450,007
Loss on repayment of promissory notes	–	841,330
Loss on lease terminations	378,176	–
Loss on write-off of property & equipment	250,369	145,000
Write-off of intangible assets	6,427	–
Amortization of right-of-use asset	430,644	367,213
Non-cash interest expense	2,231,403	54,670
Depreciation and amortization	762,826	218,411
Changes in operating assets and liabilities:
Accounts receivable	(839,372)	(25,585)
Inventory	(5,129,085)	(4,155,996)
Inventory deposits	1,553,735	(3,977,574)
Prepaid assets and other current assets	(740,059)	(990,071)
Other assets	(37,414)	(682,250)
Accounts payable	(417,475)	1,372,703
Accrued liabilities	(204,769)	737,715
Right-of-use liabilities - operating lease	(354,340)	(240,110)
Customer deposits	(2,254,136)	2,221,742
Net cash provided by (used in) operating activities	(33,647,249)	(24,160,526)
Cash flow from investing activities:
Purchase of property and equipment	(799,412)	(824,905)
Purchase of intangible assets	–	(13,125)
Net cash used by investing activities	(799,412)	(838,030)
Cash flow from financing activities:
Repayment of notes payable	(17,201)	(13,158)
Proceeds from WeFunder offering, net of offering costs of $53,500	–	2,205,440
Proceeds from issuance of Series A preferred stock, net of $205,470 of issuance costs	–	2,464,508
Proceeds from issuance of Series B preferred stock, net of $890,026 of issuance costs	–	9,615,331
Proceeds from issuance of promissory notes, net of issuance costs of $96,000	–	1,104,000
Proceeds from issuance of common stock with promissory notes, net of $65,000 of issuance costs	–	735,000
Repayment of promissory notes	–	(2,000,000)
Proceeds from issuance of common stock from initial public offering, net of issuance costs of $2,949,882	–	15,917,269
Proceeds from issuance of common stock from public offering, net of issuance costs of $1,910,816	18,089,184	–
Proceeds from issuance of convertible notes, net of issuance costs of $2,312,895	15,122,345	–
Proceeds from issuance of warrants to convertible note holders, net of issuance costs of $1,003,513	7,177,976	–
Proceeds from exercise of stock options	40,000	–
Proceeds from exercise of common stock warrants	–	6,250
Net cash provided by financing activities	40,412,304	30,034,673

NET CHANGE IN CASH AND RESTRICTED CASH	5,965,643	5,036,117
CASH AND RESTRICTED CASH AT BEGINNING OF PERIOD	5,572,199	536,082
CASH AND RESTRICTED CASH AT END OF PERIOD	$11,537,842	$5,572,199

The accompanying notes are an integral part of these consolidated financial statements.

VOLCON, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

	2022	2021
Supplemental disclosure of cash flow information:
Cash paid for interest	$6,483	$23,048
Cash paid for income taxes	$–	$–

Non-cash transactions
Recognition of initial right-of-use asset - operating lease	$1,128,609	$1,707,466
Acquisition of property and equipment with note payable	$–	$30,942
Conversion of SAFE liability to Series A preferred stock	$–	$2,000,000

VOLCON, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION, NATURE OF OPERATIONS AND GOING CONCERN

Organization and Nature of Operations

Volcon, Inc. (“Volcon”) was formed on February 21, 2020, as a Delaware Corporation, under the name Frog ePowersports, Inc. The Company was renamed Volcon on October 1, 2020. Volcon designs and sells all-electric off-road powersport vehicles.

On January 5, 2021, the Company created Volcon ePowersports, LLC, (“Volcon LLC”) a Colorado wholly owned subsidiary of the Company, to sell Volcon vehicles and accessories in the United States on a direct to consumer basis. Volcon LLC is no longer used for selling vehicles and accessories.

Going Concern

The consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has recurring losses and has generated negative cash flows from operations since inception.

In August 2022, the Company ceased manufacturing the Grunt motorcycle in Round Rock, Texas and has outsourced the manufacturing of the Grunt to a third-party in Mexico. Further, the Company has outsourced the manufacturing of all its future vehicles to third-parties for the foreseeable future. The Company has also outsourced certain design and prototype services of its vehicles to third-parties. In September 2022, management reduced headcount and employee related costs in its product development and administrative departments to reduce operating costs.

Also in August 2022, the Company received net proceeds of approximately $22.3 million for the issuance of Convertible Notes due February 2024 and warrants (see Note 6). The Convertible Notes require the Company to have unrestricted and unencumbered cash on deposit of $10,000,000 if the outstanding principal (and interest, if any) of the Convertible Notes is $15,000,000 or greater as of September 30, 2023 and December 31, 2023. The cash on deposit requirement is reduced dollar for dollar to the extent that the outstanding principal (and interest, if any) of the Convertible Notes is less than $15,000,000 on each of these dates.

Management anticipates that our cash on hand as of December 31, 2022 plus the cash expected to be generated from operations will not be sufficient to fund planned operations and maintain required cash balances for the Convertible Notes beyond one year from the date of the issuance of the financial statements as of and for the year ended December 31, 2022. There can be no assurance that such additional funding, if needed, would be available to the Company on acceptable terms, or at all. These factors raise substantial doubt regarding our ability to continue as a going concern. Due to these conditions, this raises substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that may result should the Company be unable to continue as a going concern.

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

Impact of Russia and Ukraine Conflict

On February 24, 2022, Russia invaded Ukraine. The conflict between Russia and Ukraine could impact the availability of nickel, an element used in the production of lithium ion cells used in batteries that power our vehicles. The shortage of these cells could have an impact on the Company’s ability to produce vehicles to meet its customers’ demands. In addition, sanctions against Russia could impact the price of elements, including nickel, that are used in the production of batteries which could result in higher costs to produce the Company’s vehicles. These sanctions have also impacted the U.S. and global economy and could result in an economic recession which could cause a broader disruption to the Company’s supply chain and distribution network and customer demand for our products.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The significant accounting policies followed in the preparation of the consolidated financial statements are as follows:

Basis of presentation

The basis of accounting applied is the United States Generally Accepted Accounting Principles (U.S. GAAP). The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All intercompany accounts, transactions and balances have been eliminated in consolidation.

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

Revenue recognition

For sales of Grunts directly to consumers, revenue was recognized when the Company transfers control of the product to the customer and the 14-day acceptance period has expired, or earlier acceptance was received from the customer. All direct to consumer Grunt sales were completed by June 30, 2022. For sales to dealers or distributors revenue is recognized when transfer of control of the product is made. Revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring control of vehicles, parts, and accessories. Consideration that is received in advance of the transfer of goods is recorded as customer deposits until delivery has occurred or the customer cancels their order and the consideration is returned to the customer. Sales and other taxes the Company collects concurrent with revenue-producing activities are excluded from revenue. If a right of return exists, the Company adjusts revenue for the estimated effect of returns. Until the Company develops sales history, it will estimate expected returns based on industry data for sales returns as a percent of sales, type of product, and a projection of this experience into the future. The Company’s sales do not have a financing component.

Sales promotions and incentives. The Company provides for estimated sales promotions and incentives, which are recognized as a component of sales in measuring the amount of consideration the Company expects to receive in exchange for transferring goods or providing services. Examples of sales promotion and incentive programs include distributor fees, rebates, dealer co-op advertising and volume incentives. Sales promotions and incentives are estimated based on contractual requirements. The Company records these amounts as a liability in the balance sheet until they are ultimately paid. Adjustments to sales promotions and incentives accruals are made as actual usage becomes known to properly estimate the amounts necessary to generate consumer demand based on market conditions as of the balance sheet date.

Shipping and handling charges and costs. The Company records shipping and handling charged to the customer and related shipping costs as a component of cost of sales when control has transferred to the customer.

Product warranties

The Company provides a one-year warranty on motorcycles and eBikes, and a two-year warranty on the battery pack. The Company accrues warranty reserves at the time revenue is recognized. Warranty reserves include the Company’s best estimate of the projected cost to repair or to replace any items under warranty, based on actual warranty experience as it becomes available and other known factors that may impact the evaluation of historical data. The Company reviews its reserves quarterly to ensure that the accruals are adequate to meet expected future warranty obligations and will adjust estimates as needed. Factors that could have an impact on the warranty reserve include the following: changes in manufacturing quality, shifts in product mix, changes in warranty coverage periods, product recalls and changes in sales volume. Warranty expense is recorded as a component of cost of goods sold in the statement of operations and is recognized as a current liability.

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

Through August 2022 the Company assembled the Grunt motorcycle in a leased facility. The Company ceased assembly operations at the end of August and outsourced the assembly of the Grunt to a third-party. As of December 31, 2022, the Company is in the process of transferring its raw materials and work in process inventory for the Grunt to the third-party manufacturer. This manufacturer will take title to the inventory and provide the Company with a credit towards future purchases of finished goods once it begins production. The Company has adjusted the value of these inventories to the amount of the credit the third-party manufacturer has agreed to give the Company for future manufacturing of the Company’s vehicles.

Property and equipment

Property and equipment are valued at cost. Additions are capitalized and maintenance and repairs are charged to expense as incurred. Gains and losses on dispositions of equipment are reflected in operations. Depreciation is provided using the straight-line method over the estimated useful lives of the assets as follows:

Category	Estimated Useful Lives
Machinery, tooling and equipment	3-7 years
Vehicles	5 years
Internal use vehicles	1-2 years
Furniture & Fixtures	5 years
Computers	3 years

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

Income taxes

Deferred taxes are determined utilizing the "asset and liability" method, whereby deferred tax asset and liability account balances are determined based on the differences between financial reporting and the tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company provides a valuation allowance, when it's more likely than not that deferred tax assets will not be realized in the foreseeable future. Deferred tax liabilities and assets are classified as current or non-current based on the underlying asset or liability or if not directly related to an asset or liability based on the expected reversal dates of the specific temporary differences.

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

Concentration Risk

The Company outsources certain portions of product design and development for its vehicles to third parties. In addition, the Company has outsourced the manufacturing of all of its vehicles to third-party manufacturers, including one manufacturer for three of its vehicles and this third-party is also performing product design and development services on these vehicles.

One supplier provides the battery and drivetrain components for the Company’s utility terrain vehicle, the Stag. The components are critical to the operation of the Stag.

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

NOTE 3 – INVENTORY

Inventory consists of the following at December 31:

	2022	2021

Raw materials	$3,060,160	$1,822,306
Work in process	439,839	45,444
Finished goods	2,145,884	341,265
Total inventory	$5,645,883	$2,209,015

The Company has recognized a loss of $1,692,217 on inventory and inventory deposits for Grunt parts for the year ended December 31, 2022 to reduce inventories for Grunts to their net realizable value. The Company has purchase commitments for future payments due for inventory where initial deposits were paid as of December 31, 2022. The total additional payments due subsequent to December 31, 2022 are $1,708,595.

The Company recognized a loss of $5,450,007 on inventory and inventory deposits for Grunt parts for the year ended December 31, 2021 to reduce inventories related to the vehicle to their net realizable value. Of this loss, $1,506,849 represented an accrual for purchase commitments for future payments due for inventory where deposits were paid as of December 31, 2021.

NOTE 4 – LONG – LIVED ASSETS

Property and equipment

Property and equipment consist of the following at December 31:

	2022	2021
Machinery, tooling and equipment	$352,137	$554,378
Vehicles	156,648	148,460
Internal use manufactured vehicles	274,385	73,500
Fixtures & furniture	50,768	75,935
Leasehold improvements	44,663	60,248
Computers	228,671	88,610
	1,107,272	1,001,130
Less: Accumulated depreciation	(505,506)	(191,397)
Total property and equipment	$601,766	$809,734

Depreciation expense for the years ended December 31, 2022 and 2021 was $757,013 and $206,385, respectively.

Intangible assets

Intangible assets consist of the following at December 31:

	2022	2021
Domain names	$17,438	$17,438
Software	–	13,125
	17,438	30,563
Less: Accumulated amortization	(11,625)	(12,510)
Total intangible assets	$5,813	$18,053

Amortization expense for the years ended December 31, 2022 and 2021 was $5,813 and $12,026, respectively.

NOTE 5 – NOTES PAYABLE AND PROMISSORY NOTES

Notes Payable

The Company has entered into two financing arrangements for the purchase of vehicles with interest rates of 8.64% and 7.64%. The following table provides the maturities of these notes payable as of December 31, 2022:

2023	$23,685
2024	23,685
2025	17,664
2026	14,654
Total future payments	79,688
Less: Interest	(10,902)
Total notes payable	68,786
Less current portion	(18,670)
Long-term notes payable	$50,116

Promissory Notes

On September 10, 2021, the Company entered into an agreement with two lenders to issue promissory notes of $2.0 million. The promissory notes bore interest at 6% and were due at the earlier of one year from issuance or immediately upon completion of an initial public offering of the Company’s common stock. The Company also agreed to issue 266,664 shares of common stock to the lenders. Proceeds of $800,000 received from the promissory note were recorded as shareholders’ equity based on the allocation of the proceeds between the promissory note and shares of common stock issued. In addition, total issuance costs of $161,000 were allocated to the promissory note and shareholders’ equity of $96,000 and $65,000, respectively.

The promissory notes were repaid on October 8, 2021, with the proceeds received from the Company’s initial public offering in the amount of $2,007,333, which includes interest due for the period the promissory notes were outstanding. The Company recognized non-cash interest of $54,670 for accretion on the promissory notes for the period they were outstanding. The Company recognized a loss of $841,330 representing the difference between the $2,000,000 principal and the unamortized balance of the promissory notes when repaid.

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

The Convertible Notes contain certain conversion limitations, providing that no conversion may be made if, after giving effect to the conversion, the holder, together with any of its affiliates, would own in excess of 9.99% of the Company’s outstanding shares of Common Stock after giving effect to such conversion. The Company can force conversion of the Convertible Notes at any time if the weighted average price of the Company’s common stock for ten consecutive trading days equals or exceeds $3.50, subject to the share limitations described above. In addition to default interest of 10% accruing on the Convertible Notes, the holders may require the Company to redeem a portion or all of the outstanding Convertible Notes at anytime through the due date.

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

As of December 31, 2022, the Company is in compliance with all covenants. The Convertible Notes require the Company to have unrestricted and unencumbered cash on deposit of $10,000,000 if the outstanding principal (and interest, if any) of the Convertible Notes is $15,000,000 or greater as of September 30, 2023 and December 31, 2023. The cash on deposit requirement is reduced dollar for dollar to the extent that the outstanding principal (and interest, if any) of the Convertible Notes is less than $15,000,000 on each of these dates.

The Note Warrants expire on August 24, 2027. The Note Warrants contain certain conversion limitations, providing that a holder thereof may not exercise such Note Warrant to the extent that, if after giving effect to such conversion, the holder or any of its affiliates would beneficially own in excess of 4.99% of the outstanding shares of the Company’s common stock immediately after giving effect to such exercise. The Note Warrants provide the holders with the right to exercise the warrants on a non-cash basis if the Company does not have an effective registration statement for the underlying shares of common stock. The Company evaluated the provisions of the Note Warrants and concluded that they should be classified as equity.

The Company incurred debt issuance costs of $3,316,409, which includes $616,730 for the fair value of the warrants issued to the placement agent of the Convertible Notes as further described in Note 8. The Company allocated the net proceeds received from the issuance of the Convertible Notes and Note Warrants based on the relative fair values of each resulting in net proceeds of $15,122,345 being allocated to the Convertible Notes recorded as a current liability in the balance sheet and net proceeds of $6,561,247 being allocated to the Note Warrants which was recorded in equity. The Company will record non-cash interest expense over the term of the Convertible Notes to accrete the allocated value of the Convertible Notes to the aggregate principal amount of $27,173,913 using the effective interest method and an interest rate of 39.6%. As of December 31, 2022, no conversions of the Convertible Notes or exercise of the Note Warrants or warrants issued to the placement agent had occurred.

The following is a summary of the Convertible Notes as of December 31, 2022:

Principal amount	$27,173,913
Unamortized discount and issuance costs	(9,820,165)
Net carrying amount	$17,353,748
Fair value (Level 2)	$24,637,026

Interest expense recorded for the year ended December 31, 2022 was $2,231,403.

NOTE 7 – RELATED PARTY TRANSACTIONS

During 2022, the Company issued purchase orders and made prepayments for prototype parts of $21,860 to a vendor that Pink Possum, LLC (“Pink Possum”) an entity controlled by Mr. Okonsky, one of the Company’s founders, Chairman of the Board and Chief Technology Officer, holds an equity interest of 25% as of December 31, 2022. This vendor is expected to provide additional prototype and product parts for a prototype of an upgraded version of the Stag expected to be released in the future.

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

In January 2022, the Company executed a lease assignment with the ultimate landlord of this facility. The lease was set to expire on December 31, 2023 and the monthly lease payment was approximately $9,800. The Company paid the former Chief Operating Officer $15,317 to reimburse him for the security deposit on the lease of $9,453 plus $5,864 for leasehold improvements and equipment he installed in the facility. Total expenses recognized to this related party for this lease for the years ended December 31, 2022 and 2021 were $11,120 and $133,440, respectively. See further discussion of the termination of this lease effective September 2022 in Note 12 below.

In November 2020, the Company entered into an operating lease with an entity controlled by the Company’s two founders for its planned future headquarters and production facility in Liberty Hill, Texas. The lease had a lease term of 5 years, and monthly payments ranging from approximately $15,000 per month to $17,000 per month over the lease term and gave the Company access to the land for use in testing its vehicles prior to the construction of any facilities. In February 2021, the Company entered into an amendment of the lease related to its future headquarters to expand the leased premises. The Company paid an additional security deposit of $139,230 and additional prepaid rent of $315,588. The total minimum lease payments under the amended lease totaled approximately $3,930,170.

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

The Company evaluated the cost of this facility in relation to other lower cost options, including having a third-party manufacturer the Stag, and determined that it would be in the best interest of the Company to terminate this lease. On April 27, 2022, the Company informed the landlord that it would be terminating the lease. On May 27, 2022, the landlord notified the Company that the landlord would refund $85,756 of the prepaid rent and security deposit balance of $601,818 paid by the Company. This refund would be paid to the Company once the landlord has sold the land and the landlord will release the Company from any remaining obligations under the lease and amendments. The unrefunded portion of the prepaid rent and security deposit relates to some survey, architecture and construction design costs that were incurred by the landlord prior to the Company terminating the lease. The Company has recognized a loss on the termination of this lease of $247,525 for the year ended December 31, 2022.

Total amortization expense for the right-of-use asset recorded for the initial lease for the years ended December 31, 2022 and 2021 was $ $61,709 and $148,102, respectively.

In June 2021, the Company entered into an agreement with a company controlled by the Company’s Chairman and co-founder to lease office space for $2,000 per month for a period of one year. In May 2022, the Company informed the landlord that it will terminate this lease, and the landlord has confirmed that the lease terminated effective September 1, 2022. Total expense recorded for this lease for the years ended December 31, 2022 and 2021 was $16,000 and $14,000, respectively.

On August 28, 2020, the Company entered into consulting agreements with Pink Possum and Highbridge Consultants, LLC (“Highbridge”), an entity controlled by Mr. James, one of the Company’s founders, pursuant to which Messrs. Okonsky and James provide the Company with services. In consideration for entering into the consulting agreements, the Company issued the two entities ten-year warrants to purchase the Company’s common stock at an exercise price of $0.004 per share. The number of shares of common stock issuable pursuant to the warrants was based on the number of shares of the Company’s common stock outstanding at the time of exercise and provided that Pink Possum and Highbridge would receive 18.75% and 25%, respectively, of the Company’s shares of common stock outstanding at the time of exercise on a fully diluted basis. On March 26, 2021 and March 25, 2021, respectively, Pink Possum and Highbridge entered into amendments to the consulting agreements agreeing to exchange the original warrants for new ten-year warrants to purchase 4,750,000 and 6,250,000 shares, respectively, of common stock at an exercise price of $0.98. During the quarter ended March 31, 2021, the Company recognized compensation expenses of $5.6 million and $7.4 million for the warrants issued to Pink Possum and Highbridge, respectively. On December 20, 2021, Highbridge exercised all of its warrants on a cashless basis and the Company issued 5,507,575 shares of common stock to Highbridge.

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

In December 2022, the Company entered into an employment agreement with Mr. Okonsky and the consulting agreement with Pink Possum was terminated. However, the warrants to Pink Possum, and the provisions for a Fundamental Transaction and the market capitalization thresholds and related payments owed to Pink Possum if these were to occur remain in effect subsequent to the employment agreement.

Also see “Note 8 - Stockholders’Equity” for a further discussion of the warrants issued to Pink Possum and Highbridge.

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

In 2021, the Company designated 1,500,000 shares of preferred stock as Series B Preferred Stock, with a par value of $0.00001 per share and a stated value of $9.50 per share. The Series B Preferred Stock would receive dividends equivalent to any such dividends paid on common stock in the future, had no voting rights, and each share would automatically convert into 2.5 shares of common stock upon completion of the Company’s initial public offering. In May 2021, the Company completed an offering of 1,105,827 shares of Series B Preferred Stock and received gross proceeds of $10,505,357. The Company paid expenses of $890,026 related to the offering, including issuing to two financial broker dealers 123,296 shares of common stock and 197,277 fully vested warrants to purchase common stock with a 5 year exercise term and an exercise price of $3.80 valued at $182,281.

As noted above, the Series A and Series B preferred stock was converted to shares of common stock upon the closing of the Company’s initial public offering in October 2021. As of December 31, 2022, there are no shares of preferred stock designated.

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

Additionally, the Company’s two founders, one of which is the Chairman of the Board and Chief Technology Officer, and the other who was a director until July 2022, each entered into an anti-dilution warrant with the Company. In the event of their ownership of the Company’s fully diluted capitalization being less than 25% or 18.75%, each individual would have received common stock warrants with an exercise price of $0.0041 to purchase sufficient shares to return them to those ownership percentages. The warrants were fully vested upon grant and have an exercise period of 10 years from the date of grant. As discussed below, subsequent to December 31, 2020, the anti-dilution warrants were exchanged for a fixed number of warrants.

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

During the years ended December 31, 2022 and 2021, the Company recognized expense of $7,302 and $250,174, respectively, related to common stock warrants.

The following is the activity related to common stock warrants during the year ended December 31, 2022:

	Common Stock Warrants
	Shares	Weighted Average Exercise Price	Weighted average Remaining Life in years	Intrinsic Value

Outstanding at January 1, 2022	5,174,209	$1.16
Granted	9,995,169	2.92
Canceled	–	–
Expired	–	–
Exercised	(83,760)	$0.004
Outstanding at December 31, 2022	15,085,618	$2.33	5.79	$192,539
Exercisable at December 31, 2022	15,085,618	$2.33	5.79	$192,539

NOTE 9 – STOCK-BASED COMPENSATION

In January 2021, the Company’s board of directors adopted the Volcon, Inc. 2021 Stock Plan, (the “2021 Plan”). The 2021 Plan is a stock-based compensation plan that provides for discretionary grants of stock options, stock awards, and restricted stock unit awards to employees, members of the board of directors and consultants (including restricted stock units issued prior to the adoption of the plan as further discussed below). The Company initially reserved a total of 3,000,000 shares of the Company’s common stock for issuance under the 2021 Plan. On July 26, 2022, the Company’s stockholders approved an increase of 4,000,000 shares of the Company’s common stock for issuance under the 2021 plan, which may be adjusted for changes in capitalization and certain corporate transactions. To the extent that an award, if forfeitable, expires, terminates or lapses, or an award is otherwise settled in cash without the delivery of shares of common stock to the participant, then any unpaid shares subject to the award will be available for future grant or issuance under the 2021 Plan. Shares available for issuance under the 2021 Plan as of December 31, 2022, were 3,106,808 shares. Awards vest according to each agreement and as long as the employee remains employed with the Company or the consultant continues to provide services in accordance with the terms of the agreement.

Restricted Stock Units

The following is the restricted stock unit activity for the year ended December 31, 2022:

Outstanding January 1, 2022	350,000
Granted	35,000
Vested (1)	(260,000)
Canceled	(50,000)
Outstanding December 31, 2022	75,000

_____________________

(1)	A total of 125,000 RSUs were scheduled to vest in 2021. In January 2022, the Company modified the vesting terms of 100,000 of these to extend the vesting through May 15, 2022. The Company granted an additional 25,000 RSUs to the holders of these RSUs that vesting was extended and these additional RSUs also vested as of May 15, 2022. The Company recorded additional expense of $1,126,250 during 2022 related to these modifications. The remaining 25,000 shares that were vested as of December 31, 2021 were issued in January 2022.

In January 2022, the Company granted 10,000 RSUs that vested over 3 months (vesting began in December 2021), to a consultant.

For the years ended December 31, 2022 and 2021, the Company recognized expenses for RSUs of $1,267,550 and $237,764 , respectively. The Company expects to recognize additional compensation expenses of $121,765 related to RSUs assuming all awards outstanding at December 31, 2022 will vest.

Performance shares

In January 2021, the Board of Directors authorized 250,000 of common stock to be reserved under the 2021 Plan for issuance to employees upon achieving multiple Company performance milestones. The allocation of the number of shares to be awarded was to be determined upon achievement of all the milestones. In July 2021, the Compensation Committee of the Board of Directors approved a grant of 162,507 shares since some of the performance milestones were met. The Company recognized share-based compensation expense of $594,775 related to the grant of these shares.

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

On February 6, 2023 the compensation committee of the board of directors approved a grant of 154,983 shares (154,332 will be issued due a forfeiture of 661 shares) for the achievement of some of the Company’s 2022 performance milestones to active employees as of February 6, 2023 who were employed as of December 31, 2022. The Company will recognize share-based compensation expenses of $258,821 related to the grant of these shares in the quarter ended March 31, 2023. The compensation committee also approved reserving the remaining 95,018 not issued for 2022 performance milestones for issuance to active employees on the date the first Stag is shipped to a customer. In addition, the compensation committee also approved reserving 250,000 shares to issue based on achievement of the Company’s 2023 performance milestones to employees who are employed in 2023 and are active employees on the date of approval in 2024 by the compensation committee.

Stock Options

The following is the common stock options to employees and consultants for services during the year ended December 31, 2022:

	Common Stock Options
	Shares	Weighted Average Exercise Price	Weighted average Remaining Life in years	Intrinsic Value
Outstanding at January 1, 2022	1,964,045	$3.33
Granted	2,296,454	$3.38
Forfeited	(916,562)	$4.33
Exercised	(55,107)	$1.00
Outstanding at December 31, 2022	3,288,830	$3.08	9.13	$6,868
Exercisable at December 31, 2022	626,750	$2.57	8.55	$3,283

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

The Company valued the options granted in 2022 using the fair value of the shares of common stock between $0.98 – $5.00, volatility between 71% - 105% based on peer companies, risk free interest rate between 0.77% - 0.85%, no dividends and an estimated life of 6 years. During the years ended December 31, 2022 and 2021, the Company recognized expense of $1,966,958 and $544,069 related to these common stock options. The Company expects to recognize additional compensation expense of $3,683,936 related to these common stock options assuming all awards vest.

Total stock-based compensation recorded for the years ended December 31, 2022 and 2021 for all stock based compensation awards, including warrants, has been recorded as follows:

	2022	2021
Cost of Goods Sold	$578,552	$344,720
Sales and Marketing	764,517	313,718
Product Development	704,152	464,510
General and Administrative	1,211,788	13,504,435
Total	$3,259,009	$14,627,382

NOTE 10 – LOSS PER COMMON SHARE

The basic net loss per common share is calculated by dividing the Company's net loss available to common stockholders by the weighted average number of common shares during the year. The diluted net loss per common share is calculated by dividing the Company's net loss available to common stockholders by the diluted weighted average number of common shares outstanding during the year. The diluted weighted average number of common shares outstanding is the basic weighted number of common shares adjusted for any potentially dilutive debt or equity.

	Year ended	Year ended
	December 31, 2022	December 31, 2021

Numerator:

Net loss	$(34,235,405)	$(40,119,235)

Denominator:

Denominator for basic and diluted net loss per common share - weighted average of common shares	23,686,752	4,567,235

Basic and diluted net loss per common share	$(1.45)	$(8.78)

Common shares consisting of shares potentially dilutive as of December 31, 2022 and 2021 are as follows:

	2022	2021
Series A preferred stock (number of common shares convertible to)	$–	$2,978,588
Series B preferred stock (number of common shares convertible to)	–	2,764,587
Convertible Notes	12,077,295	–
Warrants	15,085,618	5,174,209
Stock options	3,288,830	1,964,045
Restricted stock units	75,000	350,000
Total	$30,526,743	$13,231,429

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

The components of income tax expense (benefit) for the years ended December 31, 2022 and 2021 are as follows:

	2022	2021

Expected federal income tax benefit at statutory rate	$7,184,840	$8,426,269
Non-deductible expenses	(288,249)	(224,189)
Research and development credit	595,244	537,705
Return to provision true up	93,285	(94,707)
Change in valuation allowance	(7,585,120)	(8,834,492)
Income tax benefit	$–	$–

Significant components of the Company's deferred tax assets and liabilities at December 31, 2022 and 2021 are as follows:

	2022	2021
Deferred tax assets
Net operating losses	$9,106,430	$5,078,075
Depreciation and amortization	1,502,868	46,030
Research & development credit	1,308,956	592,276
Lease liability	322,167	466,980
Stock-based compensation	3,103,037	2,872,973
Inventory	1,290,968	–
Accrued expenses	233,284	478,171
Capital loss carryover	261,922	–
Other	177,074	336
Total	17,306,705	9,534,840
Valuation allowance	(16,661,612)	(9,076,492)
Net deferred tax asset	645,093	458,348
Deferred tax liabilities
Prepaid expenses	(328,836)	–
Right-of-use assets	(316,257)	(458,348)
Total net deferred taxes Deferred tax liabilities	$–	$–

Management currently believes that since the Company has a history of losses it is more likely than not that the deferred tax regarding the loss carry forwards and other temporary differences will not be realized in the foreseeable future. The Company believes that carryforward limitations will be applied to the historical net operating losses due to the recent change of control transition. The Company's cumulative net operating loss carry forward of $43.4 million as of December 31, 2022, may be limited in future years depending on future taxable income in any given fiscal year. The net operating losses can be carried forward indefinitely.

The Company has recorded no liability for income taxes associated with unrecognized tax benefits at the date of adoption and has not recorded any liability associated with unrecognized tax benefits. Accordingly, the Company has not recorded any interest or penalty in regard to any unrecognized benefit.

NOTE 12 – LEASES

The components of lease cost for operating leases for the years ended December 31, 2022 and 2021 are as follows:

	2022	2021
Lease Cost
Operating lease cost	$524,036	$398,440
Short-term lease cost	263,277	219,604
Variable lease cost	–	–
Sublease income	–	–
Total lease cost	$787,313	$618,044

Supplemental cash flow information related to leases for the years ended December 31, 2022 and 2021 are as follows:

	2022	2021
Other Lease Information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$354,340	$323,162
Amortization of right-of-use assets	$430,644	$367,213

The following table summarizes the lease-related assets and liabilities recorded on the balance sheet at December 31, 2022 and 2021:

	2022	2021
Lease Position
Operating Leases
Operating lease right-of-use assets	$1,505,987	$2,182,612
Right-of-use liability operating lease - short- term	391,117	456,207
Right-of-use liability operating lease - long-term	1,143,011	1,767,506
Total operating lease liabilities	$1,534,128	$2,223,713

The Company utilizes the incremental borrowing rate in determining the present value of lease payments unless the implicit rate is readily determinable. The Company recognized an initial right-of-use asset and lease liability of $1,128,609 for leases entered into during the year ended December 31, 2022.

Lease Term and Discount Rate	December 31, 2022
Weighted-average remaining lease term (years)
Operating leases	3.7
Weighted-average discount rate
Operating leases	6.67%

The following table provides the maturities of lease liabilities at December 31, 2022:

Operating
Leases

2023	$458,572
2024	471,638
2025	485,702
2026	340,591
Total future undiscounted lease payments	1,756,503
Less: Interest	(222,375)
Present value of lease liabilities	$1,534,128

The Company closed its Denver, Colorado, store location (the Company’s only store) in June 2022 and entered into a lease termination agreement in July 2022 to relieve the Company of its future obligations under the lease. The Company has recorded a loss of $148,322 in the year ended December 31, 2022 related to this facility which includes the write-off of prepaid rent, security deposit, right-of-use asset and liability and a loss on the write-off of leasehold improvements and fixtures and furniture of $46,289.

In July 2022, the Company entered into a new lease agreement for office space in Round Rock, Texas with the landlord of its current Round Rock facilities. The lease began in August 2022 and terminates in August 2026. In connection with signing this lease, the landlord has agreed to terminate the lease on one of the current facilities that would have expired in December 2023. The additional monthly rent after consideration of the rent on the facility being canceled is not significant. As discussed in Note 7 above, the Company terminated the lease, and related amendment, as of September 30, 2022 for a leased warehouse facility in conjunction with entering into the lease agreement for office space and the above does not include any amounts related to that lease. There was an insignificant impact to the Company’s operations for the year ended December 31, 2022 due to the termination of this lease.

The total loss on lease terminations for the year ended December 31, 2022 was 378,176.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) are designed to ensure that information required to be disclosed by us in reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the appropriate time periods, and that such information is accumulated and communicated to the Chief Executive Officer, who is our principal executive officer, and Chief Financial Officer, who is our principal financial officer, as appropriate, to allow timely discussions regarding required disclosure. We, under the supervision of and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures were ineffective as of December 31, 2022.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or because the degree of compliance with policies or procedures may deteriorate.

Management has determined that internal controls over financial reporting are ineffective as the material weaknesses identified by our independent registered public accounting firm in our internal control over financial reporting in our 2020 audit have not been remediated as of December 31, 2022. These material weaknesses are as follows:

•	Inadequate segregation of duties within account processes due to limited personnel
•	Insufficient formal written policies and procedures for accounting, IT, financial reporting and record keeping

This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm due to a transition period established by rules of the SEC for an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended, or the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012

Changes in Internal Control Over Financial Reporting

There were no changes to our internal control over financial reporting during the three months ended December 31, 2022, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information as to Item 10 is incorporated by reference from the information in our definitive proxy statement for the 2023 Annual Meeting of Stockholders, which we will file pursuant to Regulation 14A with the SEC within 120 days after the close of the year ended December 31, 2022.

ITEM 11. EXECUTIVE COMPENSATION

Information as to Item 11 is incorporated by reference from the information in our definitive proxy statement for the 2023 Annual Meeting of Stockholders, which we will file pursuant to Regulation 14A with the SEC within 120 days after the close of the year ended December 31, 2022.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information as to Item 12 is incorporated by reference from the information in our definitive proxy statement for the 2023 Annual Meeting of Stockholders, which we will file pursuant to Regulation 14A with the SEC within 120 days after the close of the year ended December 31, 2022.

Securities Authorized for Issuance Under Equity Compensation Plans

In January 2021, we adopted the Volcon, Inc. 2021 Stock Plan, or 2021 Plan. The 2021 Plan is a stock-based compensation plan that provides for discretionary grants of stock options, stock awards, stock unit awards and stock appreciation rights to key employees, non-employee directors and consultants.

The maximum number of shares of common stock that may be issued under the 2021 Plan is 7,000,000.

The following table summarizes information about the outstanding equity plan as of December 31, 2022.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities in Column (a))
	(a)	(b)	(c)
Equity Compensation Plans Approved by Security Holders	3,518,813 (1)	$2.88	2,761,791 (2)
Equity Compensation Plans Not Approved by Security Holders (3)(4)(5)(6)(7)	15,085,618	$2.33	–
Total	18,604,431	$2.43	2,761,791

______________________

(1)	Includes 154,983 shares (of a possible total of 250,000 reserved as of December 31, 2022) approved for issuance by the compensation committee of the board of directors on February 6, 2023 for achievement of the Company’s 2022 goals.
(2)	Amount includes a reduction of 95,017 shares reserved for issuance as of December 31, 2022 but not issued for 2022 goals not achieved. In addition, this includes 250,000 shares reserved for issuance for achievement of the Company’s 2023 goals.

(3)	On August 28, 2020, we entered into a consulting agreement with Pink Possum, LLC (“Pink Possum”), an entity controlled by Mr. Okonsky, pursuant to which Mr. Okonsky provides us with services. In consideration for entering into the consulting agreements, we issued ten-year warrants to purchase our common stock at an exercise price of $0.004 per share. The number of shares of common stock issuable pursuant to the warrants was based on the number of shares of our common stock outstanding at the time of exercise and provided that Pink Possum would receive 18.75% of our shares of common stock outstanding at the time of exercise on a fully diluted basis. On March 26, 2021, Pink Possum entered into an amendment to the consulting agreement agreeing to exchange the original warrants for new ten-year warrants to purchase 4,750,000 shares of common stock at an exercise price of $0.98. In December 2022, the Company entered into an employment agreement with Mr. Okonsky and the consulting agreement with Pink Possum was canceled. However, the warrants remain in effect.
(4)	As additional compensation to Aegis, upon consummation of our initial public offering, we issued to Aegis warrants to purchase 151,250 shares of common stock, at an exercise price of $6.88 per share (the “Underwriter Warrants”). The Underwriter Warrants became exercisable on the date that is six months from the commencement of the sales of our initial public offering and will expire four years and six months after such date in compliance with FINRA Rule 5110(g)(8)(A).
(5)	In connection with certain pre-IPO financings, we issued a foreign broker five year warrants to purchase 79,775 shares of Series A preferred stock at $2.57 per share and 197,277 shares of Series B preferred stock at $3.80 per share (included in the Series B warrants were 23,345 to Aegis). Upon completion of an initial public offering of the Company’s common stock, such warrants converted to purchase shares of the Company’s common stock. In October 2021, upon completion of the Company’s initial public offering, warrants totaling 248,268 shares of common stock were exercised on a cashless basis, and the Company issued 170,257 shares of common stock for the exercise of these warrants.
(6)	As additional compensation to Aegis, upon consummation of our public offering on February 1, 2022, we issued to Aegis warrants to purchase 333,334 shares of common stock, at an exercise price of $3.75 per share (the “2022 Underwriter Warrants”). The 2022 Underwriter Warrants became exercisable on the date that is six months from the commencement of the sales of our public offering and will expire four years and six months after such date in compliance with FINRA Rule 5110(g)(8)(A).
(7)	As additional compensation to Aegis, upon consummation of the Convertible Notes offering, we issued to Aegis warrants to purchase 603,864 shares of common stock, at an exercise price of $3.56 per share (the “Underwriter Note Warrants”). The Underwriter Note Warrants will be exercisable from the date that is six months from the commencement of the sales in offering and will expire four years and six months after such date in compliance with FINRA Rule 5110(g)(8)(A).

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Information as to Item 13 is incorporated by reference from the information in our definitive proxy statement for the 2023 Annual Meeting of Stockholders, which we will file pursuant to Regulation 14A with the SEC within 120 days after the close of the year ended December 31, 2022.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information as to Item 14 is incorporated by reference from the information in our definitive proxy statement for the 2023 Annual Meeting of Stockholders, which we will file pursuant to Regulation 14A with the SEC within 120 days after the close of the year ended December 31, 2022.

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

ITEM 16. FORM 10-K SUMMARY

We have elected not to provide summary information.

INDEX TO EXHIBITS

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation of Volcon, Inc. (incorporated by reference to exhibit 3.1 of the Form 8-K filed October 8, 2021)
3.2	Amended and Restated Bylaws of Volcon, Inc. (incorporated by reference to exhibit 3.2 of the Form S-1 file number 333-259468)
4.1	Form of common stock (incorporated by reference to exhibit 4.1 of the Form S-1 file number 333-259468)
4.2	Form of Warrant issued to Pink Possum, LLC and Highbridge Consulting, LLC (incorporated by reference to exhibit 4.2 of the Form S-1 file number 333-259468)
4.3	Form of Underwriter Warrant (incorporated by reference to exhibit 4.3 of the Form S-1 file number 333-262343)
4.4	Form of Underwriter Warrant issued in IPO (incorporated by reference to Exhibit 4.3 of the Form S-1 file number 333-259468)
4.5	Form of Senior Convertible Note (incorporated by reference to Exhibit 10.3 of the Form 8-K filed with the SEC on August 24, 2022)
4.6	Note Amendment to Senior Convertible Note, dated September 6, 2022 (incorporated by reference to Exhibit 4.6 of the Form S-1 file number 333-267404)
4.7	Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 10.4 of the Form 8-K filed with the SEC on August 24, 2022)
4.8	Placement Agent Warrant (incorporated by reference to Exhibit 10.6 of the Form 8-K filed with the SEC on August 24, 2022)
4.9*	Description of Registrant’s Securities
10.1	2021 Stock Plan of Volcon, Inc., as amended (incorporated by reference to exhibit 10.1 of the Form S-1 file number 333-259468)
10.2	Consulting Agreement, as amended, between Volcon, Inc. and Pink Possum, LLC (incorporated by reference to exhibit 10.2 of the Form S-1 file number 333-259468)
10.3	Consulting Agreement, as amended, between Volcon, Inc. and Highbridge Consulting, LLC (incorporated by reference to exhibit 10.3 of the Form S-1 file number 333-259468)
10.4	Lease Agreement dated November 20, 2020, as amended between Volcon, Inc. and Alexander EV Park, LLC (incorporated by reference to exhibit 10.4 of the Form S-1 file number 333-259468)
10.5†	Employment Agreement between Volcon, Inc. and Greg Endo dated June 7, 2021(incorporated by reference to exhibit 10.5 of the Form S-1 file number 333-259468)
10.6	Sublease Agreement dated June 1, 2021 between Volcon, Inc. and Sustainability Initiatives, LLC (incorporated by reference to exhibit 10.6 of the Form S-1 file number 333-259468)
10.7†	Employment Agreement between Volcon, Inc. and Jordan Davis dated August 5, 2021 (incorporated by reference to exhibit 10.8 of the Form S-1 file number 333-259468)
10.8	Securities Purchase Agreement by and among the Company and the Buyers of Convertible Notes, dated August 22, 2022 (incorporated by reference to Exhibit 10.1 of the Form 8-K filed with the SEC on August 24, 2022)
10.9	Registration Rights Agreement by and among the Company and the Buyers of Convertible Notes, dated August 22, 2022 (incorporated by reference to Exhibit 10.2 of the Form 8-K filed with the SEC on August 24, 2022)
10.10	Placement Agent Agreement for Convertible Notes (incorporated by reference to exhibit 10.5 of the Form 8-K filed August 24, 2022)
10.11†	Amendment to the Volcon, Inc. 2021 Stock Plan (as amended and restated) (incorporated by reference to exhibit 10.1 of the Form 8-K filed July 27, 2022)
10.12	Supply Agreement with General Motors LLC executed as of August 9, 2022 and effective as of August 3, 2022 (incorporated by reference to exhibit 10.2 of the Form 10-Q filed August 15, 2022)
10.13	Supplier Agreement with GLV Ventures effective August 11, 2022 (incorporated by reference to exhibit 10.3 of the Form 10-Q filed August 15, 2022)
10.14†	Employment Agreement between Volcon, Inc. and Stephanie Davis, dated January 3, 2022 (incorporated by reference to exhibit 10.2 of the Form 10-Q filed May 12, 2022)
10.15	Underwriting Agreement by and among Volcon, Inc. and Aegis Capital Corp., dated January 28, 2022 (incorporated by reference to exhibit 1.1 of Form 8-K filed on April 28, 2022)

14.1*	Business Ethics and Conduct Policy dated October 1, 2021
21.1	List of subsidiaries (incorporated by reference to exhibit 21.1 of the Form S-1 file number 333-259468)
23.1*	Consent of MaloneBailey LLP
31.1*	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.
31.2*	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.
32.1*(1)	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*(1)	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted in IXBRL, and included in exhibit 101).

*	Filed herewith.
†	Indicates management contract or compensatory plan, contract or arrangement.

(1)	The certifications on Exhibit 32 hereto are deemed not “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that Section. Such certifications will not be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VOLCON, INC.

SIGNATURE	TITLE	DATE

/s/ Jordan Davis	Chief Executive Officer and Director	March 6, 2023
Jordan Davis	(principal executive officer)

/s/ Greg Endo	Chief Financial Officer	March 6, 2023
Greg Endo	(principal financial and accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on March 6, 2023.

Signature	Title

/s/ Jordan Davis	Chief Executive Officer
Jordan Davis	(Principal Executive Officer) Director

/s/ Greg Endo	Chief Financial Officer
Greg Endo	(Principal Financial Officer and
Principal Accounting Officer)

/s/ Christian Okonsky	Chairman of the Board, Director and Chief Technology Officer
Christian Okonsky

/s/ Jonathan P. Foster	Director
Jonathan P. Foster

/s/ John Kim	Director
John Kim

/s/ Karin-Joyce Tjon	Director
Karin Joyce Tjon

