Form 10-K/A
period 2022-12-31
Volcon, Inc.
filed 2023-03-14
CIK 1829794

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

Commission file number: 001-40867

Volcon, Inc.

(Exact name of registrant as specified in its charter)

Delaware	84-4882689
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3121 Eagles Nest St., Suite 120, Round Rock, TX	78665
(Address of principal executive offices)	(Zip Code)

(512) 400-4271

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol	Name of each exchange on which registered
Common Stock	VLCN	The NASDAQ Stock Market LLC

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

As of March 13, 2023, there were 24,615,119 outstanding shares of our common stock. The aggregate market value of shares of common stock held by non-affiliates as of June 30, 2022 was $31,722,297 based on the closing sale price as reported by the NASDAQ Stock Market

DOCUMENTS INCORPORATED BY REFERENCE

None.

The registrant’s auditor is MaloneBailey, LLP, Houston, TX (PCAOB ID 206)

EXPLANATORY NOTE

All references to “Company,” “we,” “us,” “our” and “Volcon” refer to Volcon, Inc., and the terms “Board of Directors” and “Board” refers to the Board of Directors of the Company.

This Amendment No. 1 to the Annual Report on Form 10-K/A (this “Amendment”) amends the Annual Report on Form 10-K for the fiscal year ended December 31, 2022 originally filed on March 6, 2023 (the “Original Filing”) by Volcon, Inc., a Delaware corporation (the “Company”).

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

i

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

Jonathan Foster	Mr. Foster joined our Board in June 2021. Mr. Foster has served as the Chief Financial Officer and Executive Vice President for Moleculin Biotech, Inc. since August 2016. Mr. Foster brings more than 36 years of financial experience holding a variety of executive and senior financial positions with public, private, start-up to large corporate and international companies. Mr. Foster also serves on the Board of Directors of Autonomix Medical, Inc., a medical device company. From February 2012 to August 2016, Mr. Foster served as Chief Financial Officer and Executive Vice President of InfuSystem Holdings, Inc., a national provider of infusion pumps and related services to the healthcare industry. From May 2011 to January 2012, Mr. Foster served as a consultant to the Chief Financial Officer of LSG Sky Chefs, USA, Inc., a subsidiary of Deutsche Lufthansa AG. Mr. Foster served on the board of Financial Institutions for the State of South Carolina from 2006 to 2012 and from June 2018 until December 2021 when the company was acquired, Mr. Foster served on the board of directors of Soliton, Inc., a medical device company focused on developing new technology for use in aesthetics, where he was the chair of the Strategic Alternative, Audit Committee and Compensation Committee, and previously served as chair of the Nominating & Governance Committees. Prior to May 2011, Mr. Foster served in lead financial roles with a private manufacturer of hardware and in manufacturing divisions of Schlumberger, Ltd. He began his career with Deloitte in Charlotte and Atlanta. Mr. Foster is a Certified Public Accountant (South Carolina) and holds the designation of Chartered Global Management Accountant from the American Institute of Certified Public Accountants. He received his Bachelor of Science in Accounting from Clemson University in 1985. We believe that Mr. Foster’s public company experience as an executive officer and director and his extensive accounting experience provide him with the qualifications to serve as a director.
Age: 59
Director Since: 2021
Committees: • Audit • Compensation (Chair) • Nominating and Governance

Jordan Davis, Chief Executive Officer	Mr. Davis was elected to our Board in July 2022 and has served as our Chief Executive Officer (“CEO”) since August 23, 2021. Mr. Davis is a senior executive with over 15 years of experience within the sporting goods industry. From April 2018 to August 2021, Mr. Davis served as President of Market Operations for O. Mustad & Son AS Fishing. From March 2010 to March 2018, Mr. Davis was employed with Remington Outdoor Company in various positions and from October 2015 to March 2018, he served as Vice President of Marketing & Business Development. Mr. Davis holds a Bachelor’s degree in Business Administration with a dual focus in management and marketing, and a Master of Business Administration in Management, both from Bushnell University (formerly Northwest Christian University). We believe Mr. Davis’ history with our Company and his extensive executive experience provide him with the qualifications to serve as a director.
Age: 40
Director Since: 2022
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

Age: 52
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
Age: 58
Director Since: 2020
Committees: None

Karin-Joyce (“KJ”) Tjon

Ms. Tjon joined our Board in August 2021. Ms. Tjon has over twenty-five years of executive experience at both public and private companies. Ms. Tjon currently serves on the Board of Directors of Nubia Brand International Corp. and Kaleyra, Inc.  Prior to Ms. Tjon’s retirement in 2020, from July 2018 until May 2020 she served as Chief Financial Officer for Alorica, Inc. a multi-billion dollar customer service provider with over 100,000 employees worldwide. From February 2017 until August 2017, Ms. Tjon was President and Chief Operating Officer for Scientific Games, Inc., responsible for their Gaming and Lottery divisions. From July 2014 until September 2016 Ms. Tjon served as the Executive Vice President and Chief Financial Officer for Epiq Systems, Inc. Her responsibilities included all areas of international corporate finance as well as SAP support and risk management. From August 2011 to May 2014, Ms. Tjon served as Chief Financial Officer at Hawker Beechcraft, Inc. Earlier in her career, Ms. Tjon was a Managing Director at Alvarez & Marsal where she worked on turnarounds as interim executive as well as supported various engagements for private equity clients. Ms. Tjon holds a Master of Business Administration from Columbia University’s Graduate School of Business and a Bachelor’s degree in specialized studies in Organizational Behavior from Ohio University. We believe that Ms. Tjon’s public company experience as an executive officer and her extensive finance and business operations experience provides her with the qualifications to serve as a director.

Age: 61
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

Name and Position	Age	Business Experience
Greg Endo, Chief Financial Officer	57	Mr. Endo has served as our Chief Financial Officer (“CFO”) since June 7, 2021. Prior to joining Volcon, Mr. Endo worked for over 26 years at Deloitte & Touche LLP. From August 2006 until his retirement in September 2020, Mr. Endo was an audit and advisory partner, advising public and private companies in the manufacturing, technology, and real estate industries. He has assisted clients on merger and acquisition transactions, equity and debt financings, IT implementations and business process design and controls. From January 2021 to May 2021, Mr. Endo served as a consultant providing audit-related services to Marcum LLP and Marcum Berstein & Pinchuk LLP. Mr. Endo is a certified public accountant in Texas. Mr. Endo has a Bachelor’s degree in Business Administration and a Master’s degree in Professional Accounting, both from the University of Texas at Austin and is a U.S. Army and Texas National Guard veteran.

Stephanie Davis, Chief Operating Officer	52	Ms. Davis (no relationship to Jordan Davis, our CEO) has served as our Chief Operating Officer since January 3, 2022. Prior to joining Volcon, Ms. Davis has held a number of positions overseeing manufacturing, supply chain and operations for manufacturing companies. Most recently she was the Vice President of Operations for Horton Automatics from 2018 to December 2021. Prior to Horton Automatics she was the Plant Manager for Atkore International from 2015 to 2018 and was the corporate Business Systems Manager from 2014 to 2015. She worked at Ingersoll-Rand Company from 2007 to 2014 in a number of positions and subsidiaries, most recently as the Director of Operations from 2012 to 2014 for Club Car, Inc., which designs and manufactures golf cars and all-wheel drive vehicles, utility trucks and turf vehicles. From 2007 to 2012 she held a variety of positions with Ingersoll-Rand Southern Pines, which manufactured equipment and tools, most recently as the Operations Manager. She was also the Quality Manager for Bosch and E-Z-Go Textron early in her career. Ms. Davis has a Master of Business Administration Degree in Operations & Supply Chain and a Master’s degree in Operations Management & Program Management from Southern New Hampshire University and a Bachelor’s of Science Degree in Electrical Engineering from Clemson University.

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

Insider Trading Policy

Our Board has adopted an Insider Trading Policy that applies to all of our directors and employees. The policy attempts to establish standards that will avoid even the appearance of improper conduct on the part of insiders. Our Insider Trading Policy is available on our website at www.volcon.com under “Investors—Governance—Governance Documents.”

Hedging and Pledging Policy

We do not permit our directors and employees to enter into hedging and monetization transactions or to engage in short sale transactions in the Company’s securities. We believe that such transactions can mitigate or eliminate the economic risk of ownership and disincentivize such individuals from seeking to improve the Company’s performance and, consequently impair their alignment with our stockholders’ interests.

We also do not permit our directors and executive officers to enter into pledging arrangements involving their shares of our common stock. We believe such arrangements present a risk that the individual could be pressured or forced to sell our stock to meet loan requirements, which we believe would be inconsistent with our belief in aligning their interests with long-term stockholder interests, and potentially could cause us reputational harm and violate internal policies regarding transacting in our stock when such person is aware of material nonpublic information or otherwise prohibited from trading in our common stock.

Leadership Structure

Currently, the roles of the Chairman and CEO are filled by separate individuals. Since the Company began its operations in 2020, Mr. Okonsky has served as Chairman. Since August 23, 2021, Mr. Davis has served as our CEO.

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

Stockholder Communications and Annual Meeting Attendance

Stockholders may communicate with our Board by contacting the Corporate Secretary, Volcon, Inc., 3121 Eagles Nest St., Suite 120, Round Rock, Texas 78665. All communications will be forwarded directly to the Chairman for consideration.

The Board members are not required to attend our annual meetings of stockholders. However, all directors are encouraged to attend every annual meeting of stockholders as we believe that the annual meeting is an opportunity for stockholders to communicate directly with directors.

Committees of the Board of Directors

From the date of our initial public offering, our Board has had three (3) separately designated standing committees to assist with the discharge of its responsibilities. These committees include the Audit Committee, the Compensation Committee and the Nominating and Governance Committee. Our Board also may establish such other committees as it deems appropriate, in accordance with applicable law and regulations and our corporate governance documents. Each of these committees operates under a charter that was approved by our Board. The charters of each of the Audit Committee, Compensation Committee and Nominating and Governance Committee is available on our website at www.volcon.com under “Investors—Governance—Governance Documents.”

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

Meetings in 2022: 4

✔ All members of the Audit Committee are independent

✔ All members of the Audit Committee are financially literate

✔ Ms. Tjon and Mr. Foster are considered an “audit committee financial expert” with accounting or related financial management expertise in accordance with the U.S. Securities and Exchange Commission’s (“SEC”) rules and regulations and NASDAQ rules

Compensation Committee
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

Meetings in 2022: 4

✔ All members of the Compensation Committee are independent ✔ All members of the Compensation Committee qualify as “nonemployee” directors within the meaning of Rule 16b-3 under the Exchange Act

Nominating and Governance Committee
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

Meetings in 2022: 2

✔ All members of the Nominating and Governance Committee are independent

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

Board and Committee Meetings

Our Board held twelve (12) meetings during fiscal year 2022.

In fiscal year 2022, each incumbent director attended 100% of the aggregate of (1) the total number of meetings of the Board (held during the period for which that person served as a director) and (2) the total number of meetings held by all committees of the Board on which that person served (held during the period served).

Delinquent Section 16(A) Reports

Section 16(a) of the Exchange Act requires our directors and executive officers and persons who own more than 10% of the outstanding shares of common stock to file reports with the SEC disclosing their ownership of common stock at the time they become subject to Section 16(a) and changes in such ownership that occur during the year. Based solely on a review of copies of such reports furnished to us, or on written representations that no reports were required, we believe that all directors, executive officers and holders of more than 10% of the common stock complied in a timely manner with the filing requirements applicable to them with respect to transactions during the year ended December 31, 2022, except for filings directors Mr. Foster, Mr. Kim and Ms. Tjon for stock options granted on July 26, 2022 which were filed on August 12, 2022.

ITEM 11. EXECUTIVE COMPENSATION

Compensation of Non-Employee Directors

Our non-employee directors received cash compensation beginning in the third quarter of 2022 in addition to reimbursement for travel costs to attend meetings. Each non-employee director receives $25,000 for being a member of the board, and $5,000, $3,000 and $2,500 for being a member of the Audit Committee, Compensation Committee and Nominating Committee, respectively, unless they are the Chairman of the committee, in which case they receive $10,000, $6,000 or $5,000, respectively. Payment of the cash compensation is made by the Company quarterly.

In addition to the cash compensation noted above, in July 2022, each independent director received stock options which vest upon one (1) year of service as their compensation for being a Board member. The following table sets forth compensation paid or awarded to, or earned by, each of our directors (except for Mr. Okonsky and Mr. Davis, whose compensation is disclosed under “Executive Compensation—Summary Compensation Table” below) during 2022:

Name	Option Awards	Fees earned or paid in cash	Total
Jonathan Foster(1)	$99,999	$19,250	$119,249
John Kim(2)	$99,999	$17,750	$117,749
Karin-Joyce Tjon(3)	$99,999	$21,500	$121,499
Christian Okonsky(4)	$–	$–	$–
Adrian James (former director through July 2022)(5)	$–	$–	$–

_____________________

(1)	In July 2022, Mr. Foster was awarded 101,250 stock options, at an exercise price of $1.55 that vest over twelve months, all of which were outstanding as of December 31, 2022. The dollar amount included in the column Option Awards is the grant date fair value of the stock options under FASB ASC Topic 718. The aggregate number of stock awards and the aggregate number of option awards outstanding as of December 31, 2022 for Mr. Foster are 176,250.
(2)	In July 2022, Mr. Kim was awarded 101,250 stock options, at an exercise price of $1.55 that vest over twelve months, all of which were outstanding as of December 31, 2022. The dollar amount included in the column Option Awards is the grant date fair value of the stock options under FASB ASC Topic 718. The aggregate number of stock awards and the aggregate number of option awards outstanding as of December 31, 2022 for Mr. Kim are 163,750.
(3)	In July 2022, Ms. Tjon was awarded 101,250 stock options, at an exercise price of $1.55 that vest over twelve months, all of which were outstanding as of December 31, 2022. The dollar amount included in the column Option Awards is the grant date fair value of the stock options under FASB ASC Topic 718. The aggregate number of stock awards and the aggregate number of option awards outstanding as of December 31, 2022 for Ms. Tjon are 170,000.
(4)	Mr. Okonsky was not compensated during the year ended December 31, 2022. See further discussion in Agreemets with NEOs section below.
(5)	Mr. James elected not to run for reelection to the Board of Directors.

Executive Compensation

Our named executive officers named in the Summary Compensation Table (such executive officers are referred to herein as the “Named Executive Officers” or “NEOs”) for 2022 and 2021, which consist of all individuals serving as our principal executive officer during the year and the Company’s two other most highly compensated executive officers, are:

•	Jordan Davis, CEO;
•	Greg Endo, CFO;
•	Stephanie Davis, COO; and

Summary Compensation Table

The following table presents summary information regarding the total compensation earned by to our NEOs for the years ended December 31, 2022 and 2021:

Name and Principal Position	Year	Salary ($)	Stock Awards ($)(1)	Option Awards ($)(2)	Non equity incentive plan compensation ($)(3)	All other compensation ($) (4)	Total ($)
Jordan Davis,	2022	271,493	13,585	–	173,084	–	458,162
CEO	2021	76,667	–	294,409	–	28,435	399,511

Greg Endo,	2022	234,410	14,720	–	177,267	29.115	455,512
CFO	2021	108,032	–	365,094	–	10,500	483,626

Stephanie Davis,	2022	225,660	10,703	993,653	63,000	9,000	1,302,016
COO	2021	–	–	–	–	–	–

(1)	Represents the grant date fair value of stock awards calculated based on the fair value of the Company’s stock times the number of shares awarded. The amounts for Mr. Davis and Mr. Endo include $2,794 and $3,929, respectively, for stock awards granted in March 2022 related to the Company’s performance in 2021, plus stock awards granted in February 2023 related to the Company’s performance in 2022 of $10,792 and $10,792, respectively.
(2)	Represents the full grant date fair value of the stock options calculated in accordance with FASB ASC Topic 718. These amounts do not necessarily correspond to the actual value that may be realized by the NEO. For a summary of the assumptions made in the valuation of the awards, please see Notes 7 and 8 to our financial statements included in Annual Report on Form 10-K for the respective year the options were granted.
(3)

The amounts for Mr. Davis and Mr. Endo include $31,334 and $36,154, respectively, for amounts paid in March 2022 related to the Company’s performance in 2021, plus amounts paid in February 2023 related to the Company’s performance in 2022 of $141,750 and $141,113, respectively.

(4)	Includes amounts paid in connection with a housing allowance for each officer and a $25,000 relocation allowance paid in 2021 for Mr. Davis and a relocation allowance of $21,615 paid in 2022 for Mr. Endo.

Narrative Disclosure to Summary Compensation Table

General

We have compensated our NEOs through a combination of base salary, cash bonuses, equity awards and other benefits, including certain perquisites. Each of our NEOs has substantial responsibilities relating to our day-to-day operations.

Base Salary

The Compensation Committee reviews and approves base salaries of our NEOs. In setting the base salary of each NEO for the periods presented above, the Compensation Committee relied on market data. The Compensation Committee also may retain independent consultants as it deems appropriate but to date has not done so. Salary levels are typically considered annually as part of our regularly scheduled performance review process and otherwise upon a promotion or other change in job responsibility. For 2022, the base salaries for Mr. Davis, Mr. Endo, and Ms. Davis were $300,000, $265,000, and $225,000, respectively. Mr. Okonsky did not receive any compensation for 2022. For 2023, the base salaries for Mr. Davis, Mr. Endo, and Ms. Davis will remain unchanged and Mr. Okonsky will receive a base salary of $170,000.

Bonus and Non-Equity Incentive Plan Compensation

Our NEOs are also eligible to receive an annual bonus as a percentage of base salary based on our achievement of various metrics. Annual incentive awards are intended to recognize and reward those NEOs who contribute meaningfully to our performance for the corresponding year. Our Board has discretion to determine whether and in what amounts or form (cash or stock) any such bonuses will be paid in a given year. For 2022, the target bonus for Mr. Davis, Mr. Endo, and Ms. Davis were 75%, 75%, and 50%, respectively, of their base salaries. Mr. Okonsky did not receive a bonus for 2022. For 2023, the target bonus for Mr. Davis, Mr. Endo, and Ms. Davis will remain unchanged.

The actual performance-based annual bonus paid is calculated by multiplying the executive’s annual base salary, target bonus percentage, the percentage attainment of the corporate goals established by the Compensation Committee for such year, which represents the total potential bonus payable to our named executive officers. However, the Compensation Committee is not required to calculate bonuses in this manner and retains discretion in the amounts it awards and the factors it takes into consideration in determining bonus amounts. At the end of the year, the Compensation Committee reviews our performance against our goals and objectives and approves the extent to which we achieved each of our corporate and individual goals and objectives, and, for each named executive officer, the amount of the bonus awarded.

For the 2022, bonuses were awarded based on our achievement of specified corporate goals, including our achievement of certain financial goals, vehicle development goals, and strategic partnership goals. Based on the level of achievement, our Compensation Committee awarded Mr. Davis, Mr. Endo, and Ms. Davis 63%, 71%, and 56%, respectively, of their potential bonuses for the 2022 compensation year. These actual bonus amounts are reflected in the "Non-Equity Incentive Plan Compensation" column of the Summary Compensation Table above. For the 2023, bonuses will be awarded based on our achievement of specified corporate goals, including financial goals, vehicle shipment and sales goals, and marketing goals.

Equity Awards

The stock option awards reflected in the table above were issued pursuant to the Volcon, Inc., 2021 Stock Plan (the “2021 Stock Plan”), which, as described more fully below, allows the Compensation Committee to establish the terms and conditions of the awards, subject to the plan terms. In January 2021, we adopted the 2021 Stock Plan, which permits either the Compensation Committee or our entire Board, for the period prior to the establishment of the Compensation Committee, to grant stock options or issue stock awards. We believe these awards to our executive officers help align the interests of management and our stockholders and reward our executive officers for improved Company performance.

401(k) Retirement Plan

The Company participates in a 401(k) plan that allows all employees, including NEOs, to contribute part of their compensation, up to specified IRS limitations. To date the Company has not provided any matching contributions to the 401(k) plan.

Health and Welfare Benefits

Our NEOs are eligible to participate in the same benefit plans designed for all of our full-time employees, including health, dental, vision, and basic group life insurance coverage. The purpose of our employee benefit plans is to help us attract and retain quality employees, including executives, by offering benefit plans similar to those typically offered by our competitors.

Perquisites

We provide our NEOs with a limited number of perquisites that we believe are reasonable and consistent with our overall compensation program to enable us to attract and retain superior employees for key positions. The perquisites received by our NEOs in 2022 and 2021 included housing, relocation and mobile phone allowances.

Agreements with NEOs

We have entered into an employment agreement with our CEO, Jordan Davis, CFO, Greg Endo, Chief Operating Officer, Stephanie Davis and a Consulting Agreement with an entity controlled by our CTO and co-founder, Christian Okonsky.

Employment Agreement with Jordan Davis, CEO

On August 5, 2021, we entered into an employment agreement with Jordan Davis pursuant to which Mr. Davis agreed to serve as our CEO commencing August 23, 2021 on an at-will basis. The agreement provides for an initial annual base salary of $230,000 and for the first year of his employment Mr. Davis received $9,000 in living expenses and Mr. Davis received a moving allowance of $25,000 which was repayable to the Company if Mr. Davis voluntarily terminated his employment less than 12 months before the effective date of his employment agreement. Mr. Davis' annual base salary was increased by the Compensation Committee in May 2022 to $300,000 effective June 1, 2022. Mr. Davis is eligible to receive an annual bonus of up to 75% of his annual base salary ($225,000 and $172,500 for 2022 and 2021, respectively) based on the achievement milestones approved by our Board. In February 2023, $141,750 was approved by the Compensation Committee based on the Company’s attainment of its 2022 goals and $31,334 was approved by the Compensation Committee based on the Company’s attainment of its 2021 goals and Mr. Davis’ 2021 employment service period.

Pursuant to the employment agreement, Mr. Davis was granted a ten-year option to purchase 450,000 shares at an exercise price of $3.00 per share. The option vests in three (3) equal installments on each of the succeeding three (3) anniversary dates of the execution of the employment agreement, provided Mr. Davis is employed on such vesting date. In the event of a “change of control” (as defined in the employment agreement) prior to the final vesting of all of the options, all of the unvested options shall immediately vest; provided, however, in the event the acquiring party desires to replace the unvested options with a substitute grant of equal or greater value, such proposed substitution shall be submitted to the Compensation Committee, and the Compensation Committee shall decide whether to allow the unvested options to vest or whether to cancel the unvested options and replace them with the substitute grant proposed by the acquiring party.

If Mr. Davis’ employment is terminated at our election without “cause” (as defined in the agreement), Mr. Davis shall be entitled to receive severance payments equal to six (6) months of Mr. Davis’ base salary and he shall also receive the prior year’s bonus, if not yet paid, payable at no less than the target. In addition, if Mr. Davis’ employment is terminated during a “covered period,” which is defined as the period commencing 30 days prior to a change in control and ending 12 months following a change in control, Mr. Davis shall be entitled to receive 12 months of severance, and an acceleration of the vesting of the option grant described in the prior paragraph.

Employment Agreement with Greg Endo, CFO

Effective June 7, 2021, we entered into an employment agreement with Greg Endo pursuant to which Mr. Endo agreed to serve as our CFO commencing on such date. The employment agreement provides for an initial annual salary of $190,000, and for the first year of his employment Mr. Endo received $18,000 in living expenses. Mr. Endo received a moving allowance of $21,615 when he relocated to the Austin, Texas area in May 2022. Mr. Endo’s annual base salary was increased by the Compensation Committee in May 2022 to $265,000 effective June 1, 2022. Mr. Endo may receive an annual bonus of up to 75% of his annual base salary ($198,750 and $125,000 for 2022 and 2021, respectively), provided that the final determination on the amount of the annual bonus, if any, will be made by the Compensation Committee, based on criteria established by the Compensation Committee. In February 2023, $141,113 was approved by the Compensation Committee based on the Company’s attainment of its 2022 goals and $36,154 was approved by the Compensation Committee based on the Company’s attainment of its 2021 goals and Mr. Endo’s 2021 employment service period.

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

If Mr. Endo’s employment is terminated at our election without “cause” (as defined in the employment agreement), Mr. Endo shall be entitled to receive severance payments equal to six months of Mr. Endo’s base salary and he shall also receive the prior year’s bonus, if not yet paid, payable at no less than the target. In addition, if Mr. Endo’s employment is terminated during a “covered period,” which is defined as the period commencing 30 days prior to a change in control and ending 12 months following a change in control, Mr. Endo shall be entitled to receive 12 months of severance, and an acceleration of the vesting of the option grant described in the prior paragraph.

Employment Agreement with Stephanie Davis, COO

Effective January 3, 2022, we entered into an employment agreement with Stephanie Davis pursuant to which Ms. Davis agreed to serve as our COO commencing on such date. The employment agreement provides for an initial annual salary of $225,000, and for the first year of her employment Ms. Davis received $9,000 in living expenses. Ms. Davis received a moving allowance of $33,864 when she relocated to the Austin, Texas area. Ms. Davis may receive an annual bonus of up to 50% of her annual base salary ($112,500 for 2022), provided that the final determination on the amount of the annual bonus, if any, will be made by the Compensation Committee, based on criteria established by the Compensation Committee. In February 2023, $63,000 was approved by the Compensation Committee based on the Company’s attainment of its 2022 goals.

Pursuant to the agreement, Ms. Davis was granted a ten-year option to purchase 150,000 shares at an exercise price of $11.00 per share. The option vests in three (3) equal installments on each of the succeeding three (3) anniversary dates of the execution of the employment agreement, provided Ms. Davis is employed on such vesting dates. In the event of a “change of control” (as defined in the employment agreement) prior to the final vesting of all of the options, all of the unvested options shall immediately vest; provided, however, in the event the acquiring party desires to replace the unvested options with a substitute grant of equal or greater value, such proposed substitution shall be submitted to the Compensation Committee, and the Compensation Committee shall decide whether to allow the unvested options to vest or whether to cancel the unvested options and replace them with the substitute grant proposed by the acquiring party.

If Ms. Davis’ employment is terminated at our election without “cause” (as defined in the employment agreement), Ms. Davis shall be entitled to receive severance payments equal to six months of Ms. Davis’ base salary and she shall also receive the prior year’s bonus, if not yet paid, payable at no less than the target. In addition, if Ms. Davis’ employment is terminated during a “covered period,” which is defined as the period commencing 30 days prior to a change in control and ending 12 months following a change in control, Ms. Davis shall be entitled to receive 12 months of severance, and an acceleration of the vesting of the option grant described in the prior paragraph.

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

2021 Stock Plan

The 2021 Stock Plan was adopted by our Board in January 2021 and approved by our stockholders on March 24, 2021. The Compensation Committee, or our entire Board for the period prior to the establishment of our Compensation Committee, grants incentive awards to our eligible NEOs, directors, employees, and certain consultants under our 2021 Stock Plan in order to align the interests of our management team and employees with the interests of our stockholders and to create substantial incentives for the team to achieve our long-term goals. These awards enable us to provide competitive compensation to help in the recruitment of executives and employees and also, through vesting provisions, help to promote retention and long-term service of executives and key employees. During 2022, the Compensation Committee granted awards of restricted stock units, stock options and common stock grants totaling 2,373,201 shares under the 2021 Stock Plan. Under the terms of outstanding awards, all unvested shares will lapse and be forfeited upon the termination of the participant’s employment with the Company.

Outstanding Equity Awards

The following table sets forth certain information concerning our outstanding options for our NEOs on December 31, 2022:

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
Jordan Davis	150,000	300,000	$3.00	8/23/2031
Greg Endo	79,167	208,333	$1.00	6/7/2031
Stephanie Davis	50,000	100,000	$11.00	1/3/2032
Christian Okonsky(1)	–	–	–	–

(1)	Does not include a warrant issuable pursuant to a consulting agreement with an entity controlled by Mr. Okonsky. See “—Narrative Disclosure to Summary Compensation Table—Consulting Agreement with Christian Okonsky, Co-Founder and CTO” for additional information.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Beneficial Ownership of Common Stock

The following table sets forth information regarding the beneficial ownership of our common stock as of March 3, 2023:

•	each person or group known by us to own beneficially more than five percent (5%) of the outstanding shares of common stock;
•	each of our directors;
•	each of our NEOs; and
•	all of our directors and executive officers as a group.

We have determined beneficial ownership in accordance with the rules of the SEC. These rules generally provide that a person is the beneficial owner of securities if such person has or shares the power to vote or direct the voting of securities, or to dispose or direct the disposition of securities, or has the right to acquire such powers within 60 days through (i) the exercise of any option or warrant, (ii) the conversion of a security, (iii) the power to revoke a trust, discretionary account or similar arrangement or (iv) the automatic termination of a trust, discretionary account or similar arrangement. Except as otherwise indicated, we believe that the beneficial owners of common stock listed below, based on the information each of them has given to us, have sole investment and voting power with respect to their shares, except where community property laws may apply. Except as otherwise noted below, the address for each person or entity listed in the table is c/o Volcon, Inc., 3121 Eagles Nest St, Suite 120, Round Rock, Texas 78665.

Name	Number of Shares Beneficially Owned	Percent of Class Beneficially Owned
Directors, Director Nominees and NEOs
Christian Okonsky(1)	5,080,031	17.30%
Jordan Davis(2)	157,956	*
Greg Endo(3)	112,730	*
Jonathan P. Foster(5)	75,000	*
John Kim(6)	62,500	*
Karin-Joyce Tjon(7)	68,750	*
Stephanie Davis(8)	56,409	*
All Directors, Director Nominees and NEOs as a Group (7 Persons)(9)	5,613,376	18.81%

5% Stockholders
Adrian James(4)	6,694,575	27.20%

*	Denotes less than 1%.
(1)	Consists of (i) a warrant to purchase 4,750,000 shares of common stock at an exercise price of $0.98 per share held by Pink Possum, LLC, for which Mr. Okonsky is the sole member and sole manager; and (ii) 330,031 shares of common stock held by Mr. Okonsky. Mr. Okonsky, directly and/or indirectly, possesses the sole power to vote and the sole power to direct the disposition of all securities of Volcon held by Pink Possum, LLC.
(2)	Consists of (i) 1,494 shares of common stock granted on March 1, 2022, (ii) 6,462 shares of common stock granted on February 6, 2023, and (iii) 150,000 stock options with an exercise price of $3.00 per share that vested on August 23, 2022.
(3)	Consists of (i) 2,101 shares of common stock granted on March 1, 2022, (ii) 6,462 shares of common stock granted on February 2, 2023, 25,000 shares of common stock received from the exercise of stock option on February 13, 2023, and (iv) 79,167 stock options with an exercise price of $1.00 per share that vested on June 7, 2022.
(4)	Mr. James is a founder of the Company and was a member of the board of directors until July 2022. Consists of (i) 5,457,575 shares of common stock held by Highbridge, for which Mr. James is the sole member and sole manager; (ii) 430,000 shares of common stock held by ALS Investments, LLC (“ALS”), for which Mr. James is the sole member and sole manager; (iii) 375,000 shares of common stock held by Svenska Investments LLC (“Svenska”), for which Mr. James is the sole manager and his Individual Retirement Account is the sole member; (iv) 244,400 shares of common stock held by Vanguard Financial Trust (“Vanguard”), for which Mr. James is the sole trustee and beneficiary; (v) 187,500 shares of common stock held by Park 10 Investments LLC (“Park”), for which Mr. James is the sole member and sole manager, and (vi) 100 shares of common stock held by ASJ Living Trust (“ASJ”) for which Mr. James is the sole trustee. Mr. James, directly and/or indirectly, possesses the sole power to vote and the sole power to direct the disposition of all securities of Volcon held by Highbridge, ALS, Svenska, Vanguard, Park and ASJ.
(5)	Consists of 75,000 stock options with an exercise price of $1.00 per share that vested on May 19, 2022.
(6)	Consists of 62,500 stock options with an exercise price of $1.00 per share that vested on July 19, 2022.
(7)	Consists of 68,750 stock options with an exercise price of $3.00 per share that vested on August 24, 2022.
(8)	Consists of (i) 6,409 shares of common stock granted on February 6, 2023, and (ii) 50,000 stock options with an exercise price of $11.00 per share that vested on January 3, 2023.
(9)	Includes warrants for Mr. Okonsky and vested options as noted above.

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

Round Rock Sublease

We subleased one of our Round Rock, Texas, facilities from a company owned by our former Chief Operating Officer, Bruce Riggs, and his spouse. The lease was on a month-to-month basis and required us to make a monthly payment of $11,500, which included trash service. The lease was cancelable with 90-days’ notice. In January 2022, the Company entered into a lease assignment with the ultimate landlord of the facility and beginning February 2022, the sublease is no longer effective.

Director Independence

Pursuant to Rule 5605(b)(1) of the NASDAQ listing standards, a majority of the members of the Board must be “independent directors” as that term is defined by Nasdaq Rule 5605(a)(2). Our Board has evaluated the independence of its members based upon the applicable SEC rules and NASDAQ director independence standards. Applying these standards, our Board has affirmatively determined that Messrs. Foster and Kim and Ms. Tjon are “independent directors” under the applicable rules. We have determined that Messrs. Davis and Okonsky are not “independent directors” under the applicable rules.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table shows the fees paid or accrued by the Company for the audit and other services provided by MaloneBailey, LLP during fiscal years 2022 and 2021:

MaloneBailey, LLP	2022	2021
Audit Fees	$188,750	$145,000
Audit-Related Fees	–	–
Tax Fees	–	–
All Other Fees	50,000	26,500
Total	$238,750	$171,500

Audit Fees incurred in fiscal years 2022 and 2021 include fees related to professional services for the audit of the Company’s annual consolidated financial statements, quarterly review of financial statements, and audit services provided in connection with other statutory and regulatory filings. Audit-Related Fees incurred in fiscal year 2022 and 2021 include agreed upon procedures for attestation services. All Other Fees are fees billed in conjunction with our public offerings of common stock and our convertible notes offering. The Audit Committee has reviewed summaries of the services provided and the related fees and has determined that the provision of non-audit services is compatible with maintaining the independence of MaloneBailey, LLP.

Audit Committee Pre-Approval Policies and Procedures

The Audit Committee’s policy is to pre-approve all audit and permitted non-audit services, except that de minimis non-audit services, as defined in Section 10A(i)(1) of the Exchange Act, may be approved prior to the completion of the independent auditor’s audit. All of the services described above since our initial public offering in October 2021 were pre-approved by the Audit Committee.

PART IV

ITEM 15. EXHIBIT AND FINANCIAL STATEMENT SCHEDULES

(d)

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation of Volcon, Inc. (incorporated by reference to exhibit 3.1 of the Form 8-K filed October 8, 2021)
3.2	Amended and Restated Bylaws of Volcon, Inc. (incorporated by reference to exhibit 3.2 of the Form S-1 file number 333-259468)
4.1	Form of common stock (incorporated by reference to exhibit 4.1 of the Form S-1 file number 333-259468)
4.2	Form of Warrant issued to Pink Possum, LLC and Highbridge Consulting, LLC (incorporated by reference to exhibit 4.2 of the Form S-1 file number 333-259468)
4.3	Form of Underwriter Warrant (incorporated by reference to exhibit 4.3 of the Form S-1 file number 333-262343)
4.4	Form of Underwriter Warrant issued in IPO (incorporated by reference to exhibit 4.3 of the Form S-1 file number 333-259468)
4.5	Form of Senior Convertible Note (incorporated by reference to exhibit 10.3 of the Form 8-K filed with the SEC on August 24, 2022)
4.6	Note Amendment to Senior Convertible Note, dated September 6, 2022 (incorporated by reference to Exhibit 4.6 of the Form S-1 file number 333-267404)
4.7	Form of Common Stock Purchase Warrant (incorporated by reference to exhibit 10.4 of the Form 8-K filed with the SEC on August 24, 2022)
4.8	Placement Agent Warrant (incorporated by reference to exhibit 10.6 of the Form 8-K filed with the SEC on August 24, 2022)
4.9	Description of Registrant’s Securities (incorporated by reference to exhibit 4.9 of the Annual Report for the Year Ended December 31, 2022 on Form 10-K filed with the SEC on March 7, 2023)
10.1	2021 Stock Plan of Volcon, Inc., as amended (incorporated by reference to exhibit 10.1 of the Form S-1 file number 333-259468)
10.2	Consulting Agreement, as amended, between Volcon, Inc. and Pink Possum, LLC (incorporated by reference to exhibit 10.2 of the Form S-1 file number 333-259468)
10.3	Consulting Agreement, as amended, between Volcon, Inc. and Highbridge Consulting, LLC (incorporated by reference to exhibit 10.3 of the Form S-1 file number 333-259468)
10.4	Lease Agreement dated November 20, 2020, as amended between Volcon, Inc. and Alexander EV Park, LLC (incorporated by reference to exhibit 10.4 of the Form S-1 file number 333-259468)
10.5†	Employment Agreement between Volcon, Inc. and Greg Endo dated June 7, 2021(incorporated by reference to exhibit 10.5 of the Form S-1 file number 333-259468)
10.6	Sublease Agreement dated June 1, 2021 between Volcon, Inc. and Sustainability Initiatives, LLC (incorporated by reference to exhibit 10.6 of the Form S-1 file number 333-259468)
10.7†	Employment Agreement between Volcon, Inc. and Jordan Davis dated August 5, 2021 (incorporated by reference to exhibit 10.8 of the Form S-1 file number 333-259468)
10.8	Securities Purchase Agreement by and among the Company and the Buyers of Convertible Notes, dated August 22, 2022 (incorporated by reference to exhibit 10.1 of the Form 8-K filed with the SEC on August 24, 2022)

10.9	Registration Rights Agreement by and among the Company and the Buyers of Convertible Notes, dated August 22, 2022 (incorporated by reference to exhibit 10.2 of the Form 8-K filed with the SEC on August 24, 2022)
10.10	Placement Agent Agreement for Convertible Notes (incorporated by reference to exhibit 10.5 of the Form 8-K filed August 24, 2022)
10.11†	Amendment to the Volcon, Inc. 2021 Stock Plan (as amended and restated) (incorporated by reference to exhibit 10.1 of the Form 8-K filed July 27, 2022)
10.12	Supply Agreement with General Motors LLC executed as of August 9, 2022 and effective as of August 3, 2022 (incorporated by reference to exhibit 10.2 of the Form 10-Q filed August 15, 2022)
10.13	Supplier Agreement with GLV Ventures effective August 11, 2022 (incorporated by reference to exhibit 10.3 of the Form 10-Q filed August 15, 2022)
10.14†	Employment Agreement between Volcon, Inc. and Stephanie Davis, dated January 3, 2022 (incorporated by reference to exhibit 10.2 of the Form 10-Q filed May 12, 2022)
10.15	Underwriting Agreement by and among Volcon, Inc. and Aegis Capital Corp., dated January 28, 2022 (incorporated by reference to exhibit 1.1 of Form 8-K filed on April 28, 2022)
21.1	List of subsidiaries (incorporated by reference to exhibit 21.1 of the Form S-1 file number 333-259468)
31.1*	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.
31.2*	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.
32.1**(1)	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**(1)	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted in IXBRL, and included in exhibit 101).

*	Filed herewith.
**	Previously filed with Original Filing
†	Indicates management contract or compensatory plan, contract or arrangement.

(1)	The certifications on Exhibit 32 hereto are deemed not “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that Section. Such certifications will not be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VOLCON, INC.

SIGNATURE	TITLE	DATE

/s/ Jordan Davis	Chief Executive Officer and Director	March 14, 2023
Jordan Davis	(principal executive officer)

/s/ Greg Endo	Chief Financial Officer	March 14, 2023
Greg Endo	(principal financial and accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on March 14, 2023.

Signature	Title

/s/ Jordan Davis	Chief Executive Officer
Jordan Davis	(Principal Executive Officer)

/s/ Greg Endo	Chief Financial Officer
Greg Endo	(Principal Financial Officer and
Principal Accounting Officer)

/s/ Christian Okonsky	Chairman of the Board, Director and Chief Technology Officer
Christian Okonsky

/s/ Jordan Davis	Director
Jordan Davis

/s/ Jonathan P. Foster	Director
Jonathan P. Foster

/s/ John Kim	Director
John Kim

/s/ Karin-Joyce Tjon	Director
Karin Joyce Tjon

