Form 10-Q
period 2023-03-31
Volcon, Inc.
filed 2023-05-05
CIK 1829794

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

The registrant had 123,456 shares of common stock outstanding at May [_], 2023.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

VOLCON, INC.

CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2023	December 31, 2022

ASSETS
Current assets:
Cash	$4,220,884	$10,986,592
Restricted cash	551,250	551,250
Accounts receivable, net of allowance for doubtful accounts of $43,265 and $62,451 at March 31, 2023 and December 31, 2022, respectively	710,271	864,957
Inventory	6,120,748	5,645,883
Inventory deposits	1,206,318	427,662
Prepaid expenses and other current assets	1,829,040	1,850,666
Total current assets	14,638,511	20,327,010
Long term assets:
Property and equipment, net	897,599	601,766
Intangible assets, net	4,360	5,813
Other long-term assets	285,037	285,037
Right-of-use assets - operating leases	1,415,930	1,505,987

Total assets	$17,241,437	$22,725,613

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$557,411	$1,036,628
Accrued liabilities	1,589,050	2,045,239
Accrued purchase commitments	–	28,600
Current portion of notes payable	14,200	18,670
Convertible notes, net of issuance costs	19,130,384	17,353,748
Right-of- use operating lease liabilities, short-term	401,553	391,117
Customer deposits	3,144	23,471
Total current liabilities	21,695,742	20,897,472
Notes payable, net of current portion	81,172	50,116
Right-of-use operating lease liabilities, long-term	1,046,544	1,143,011
Total liabilities	22,823,458	22,090,599

COMMITMENTS AND CONTINGENCIES

Stockholders' (deficit) equity:
Preferred stock: $0.00001 par value, 5,000,000 shares authorized, no shares outstanding	–	–
Common stock: $0.00001 par value, 100,000,000 shares authorized, 24,615,119 shares issued and outstanding at March 31, 2023 and 24,426,260 shares issued and outstanding as of December 31, 2022	200	198
Additional paid-in capital	77,452,175	76,369,742
Accumulated deficit	(83,034,396)	(75,734,927)
Total stockholders’ (deficit) equity	(5,582,021)	635,013

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY	$17,241,437	$22,725,613

The accompanying notes are an integral part of these unaudited consolidated financial statements.

VOLCON, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND 2022
(Unaudited)

	2023	2022

Revenue	$1,170,458	$1,184,502
Cost of goods sold	(1,229,981)	(3,527,715)
Gross margin	(59,523)	(2,343,213)

Operating expenses:
Sales and marketing	1,789,370	1,014,906
Product development	1,786,351	2,495,712
General and administrative expenses	1,890,091	2,794,940
Total operating expenses	5,465,812	6,305,558

Loss from operations	(5,525,335)	(8,648,771)

Other income	5,885	41,117
Interest expense	(1,780,019)	(4,691)
Total other expense	(1,774,134)	36,426

Loss before provision for income taxes	(7,299,469)	(8,612,345)
Provision for income taxes	–	–

Net loss	$(7,299,469)	$(8,612,345)

Net loss per common share – basic	$(0.30)	$(0.40)
Net loss per common share – diluted	$(0.30)	$(0.40)

Weighted average common shares outstanding – basic	24,535,131	21,745,089
Weighted average common shares outstanding – diluted	24,535,131	21,745,089

The accompanying notes are an integral part of these unaudited consolidated financial statements.

VOLCON, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE THREE MONTHS ENDED MARCH 31, 2023

(Unaudited)

	Common stock		Additional
	Number		paid-in	Accumulated
	of Shares	Amount	capital	deficit	Total

Balance at January 1, 2023	24,426,260	$198	$76,369,742	$(75,734,927)	$635,013

Issuance of common stock for exercise of stock options and restricted shares	50,000	1	24,999	–	25,000

Stock-based compensation	138,859	1	1,057,434	–	1,057,435

Net loss	–	–	–	(7,299,469)	(7,299,469)

Balance at March 31, 2023	24,615,119	$200	$77,452,175	$(83,034,396)	$(5,582,021)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

VOLCON, INC.

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2022
(Unaudited)

	Common stock		Additional
	Number of		paid-in	Accumulated
	Shares	Amount	capital	deficit	Total

Balance at January 1, 2022	17,309,187	$128	$47,803,643	$(41,499,522)	$6,304,249

Issuance of common stock for public offering, net of issuance costs of $1,910,816	6,666,667	67	18,089,117	–	18,089,184

Issuance of common stock for exercise of warrants	6,247	–	–	–	–

Issuance of common stock for exercise of stock options and restricted shares	82,520	–	15,000	–	15,000

Stock-based compensation	44,623	–	1,575,165	–	1,575,165

Net loss	–	–	–	(8,612,345)	(8,612,345)

Balance at March 31, 2022	24,109,244	$195	$67,482,925	$(50,111,867)	$17,371,253

The accompanying notes are an integral part of these unaudited consolidated financial statements.

VOLCON, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND 2022
(Unaudited)

	March 31, 2023	March 31, 2022

Cash flow from operating activities:
Net loss	$(7,299,469)	$(8,612,345)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	1,057,435	1,575,165
Loss on write down of inventory and inventory deposits	14,843	–
Gain on sale of property and equipment	(5,578)	–
Write-off of intangible assets	–	6,427
Non-cash interest expense	1,776,636	–
Amortization of right-of-use assets	90,057	158,672
Depreciation and amortization	51,841	112,980
Changes in operating assets and liabilities:
Accounts receivable	154,686	(82,397)
Inventory	(489,708)	(1,519,431)
Inventory deposits	(778,656)	393,741
Prepaid assets and other current assets	21,625	(656,709)
Other assets	–	(9,453)
Accounts payable	(479,216)	35,097
Accrued liabilities	(484,789)	483,830
Right-of-use liabilities - operating leases	(86,031)	(116,716)
Customer deposits	(20,327)	(1,216,883)
Net cash provided by (used in) operating activities	(6,476,651)	(9,448,022)

Cash flow from investing activities:
Purchase of property and equipment	(333,619)	(223,632)
Proceeds from sale of property and equipment	89,000	–
Net cash used by investing activities	(244,619)	(223,632)

Cash flow from financing activities:
Repayment of notes payable	(69,438)	(4,764)
Proceeds from issuance of common stock from public offering, net of issuance costs of $1,910,816	–	18,089,184
Proceeds from exercise of stock options	25,000	15,000
Net cash (used) provided by financing activities	(44,438)	18,099,420

NET CHANGE IN CASH AND RESTRICTED CASH	(6,765,708)	8,427,766
CASH AND RESTRICTED CASH AT BEGINNING OF PERIOD	11,537,842	5,572,199
CASH AND RESTRICTED CASH AT END OF PERIOD	$4,772,134	$13,999,965

Supplemental disclosure of cash flow information:
Cash paid for interest	$2,294	$3,060
Cash paid for income taxes	$–	$–

Non-cash transactions:
Acquisition of property and equipment with notes payable	$96,024	$–

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

On January 5, 2021, the Company created Volcon ePowersports, LLC (“Volcon LLC”), a Colorado wholly-owned subsidiary of the Company, to sell Volcon vehicles and accessories in the United States. Volcon LLC is no longer used for selling vehicles and accessories.

Going Concern

The accompanying interim consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has recurring losses and has generated negative cash flows from operations since inception.

In August 2022, the Company ceased manufacturing the Grunt motorcycle in Round Rock, Texas and has outsourced all manufacturing of its vehicles to third-parties. Further, the Company has, or plans to, outsource the manufacturing of all its future vehicles to third-parties for the foreseeable future. The Company has also outsourced certain design and prototype services of its vehicles to third-parties. In September 2022, management reduced headcount and employee related costs in its product development and administrative departments to reduce operating costs.

Also in August 2022, the Company received net proceeds of approximately $22.3 million for the issuance of convertible notes due February 2024 (“Convertible Notes”) and warrants (see Note 6). The Convertible Notes require the Company to have unrestricted and unencumbered cash on deposit of $10,000,000 if the outstanding principal (and interest, if any) of the Convertible Notes is $15,000,000 or greater as of September 30, 2023 and December 31, 2023. The cash on deposit requirement is reduced dollar for dollar to the extent the outstanding principal (and interest, if any) of the Convertible Notes is less than $15,000,000 on each of these dates.

Management anticipates that our cash on hand as of March 31, 2023 plus the cash expected to be generated from operations will not be sufficient to fund planned operations and maintain required cash balances for the Convertible Notes beyond one year from the date of the issuance of the financial statements as of and for the three months ended March 31, 2023. There can be no assurance that such additional funding, if needed, would be available to the Company on acceptable terms, or at all. These factors raise substantial doubt regarding our ability to continue as a going concern. Due to these conditions, this raises substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that may result should the Company be unable to continue as a going concern.

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

Impact of Russia and Ukraine Conflict

On February 24, 2022, Russia invaded Ukraine. The conflict between Russia and Ukraine could impact the availability of nickel, an element used in the production of lithium ion cells used in batteries that power our vehicles. The shortage of these cells could have an impact on our ability to produce vehicles to meet our customers’ demands. In addition, sanctions against Russia could impact the price of elements, including nickel, that are used in the production of batteries which would result in higher costs to produce our vehicles. These sanctions have also impacted the U.S. and global economies and could result in an economic recession which could cause a broader disruption to the Company’s supply chain and distribution network and customer demand for our products.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Unaudited Financial Information

The accompanying interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2022, which was filed with the Securities and Exchange Commission ("SEC") on March 7, 2023. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with U.S. GAAP have been omitted from this report on Form 10-Q pursuant to the rules and regulations of the SEC.

Results for the interim periods in this report are not necessarily indicative of future financial results and have not been audited by our independent registered public accounting firm. In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments necessary to present fairly our interim consolidated financial statements as of March 31, 2023, and for the three ended March 31, 2023 and 2022. These adjustments are of a normal recurring nature and consistent with the adjustments recorded to prepare the annual audited consolidated financial statements as of December 31, 2022.

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

Cash, Cash Equivalents and Restricted Cash

Cash and cash equivalents include short-term investments with original maturities of 90 days or less at the date of purchase. The recorded value of our cash and cash equivalents approximates their fair value. There were no cash equivalents as of March 31, 2023 or December 31, 2022. Restricted cash includes cash restricted as collateral for the Company’s corporate credit cards and a letter of credit with the Company’s bank. Cash at March 31, 2023 is $4,220,884 and restricted cash was $551,250.

Revenue Recognition

For sales of the Grunt motorcycle directly to consumers, revenue was recognized when the Company transferred control of the product to the customer and the 14-day acceptance period had expired, or earlier acceptance had been received from the customer. Sales directly to consumers were completed as of June 1, 2022. Beginning in February 2023 the Company began selling the Brat EBike directly to consumers in addition to dealers, revenue for direct to consumer sales is recognized when transfer of control of the product is made to the consumer.

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

Through August 2022 the Company assembled the Grunt motorcycle in a leased facility. The Company ceased assembly operations at the end of August and outsourced the assembly of the Grunt to a third-party. Subsequent March 31, 2023, the Company transferred substantially all of its raw materials and work-in-process inventory for the Grunt to the third-party manufacturer. Title to the inventory transferred to the third-party manufacturer and it will provide the Company with a credit towards future purchases of finished goods once it begins production of the Grunt EVO.

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

Recently Issued Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”). ASU 2016-13 requires companies to measure credit losses utilizing a methodology that reflects expected credit losses and requires a consideration of a broader range of reasonable and supportable information to inform credit loss estimates. ASU 2016-13 is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The Company adopted ASU 2016-13 effective January 1, 2023. The Company determined that the update applied to trade receivables, but that there was no material impact to the consolidated financial statements from the adoption of ASU 2016-13.

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

NOTE 3 – INVENTORY

Inventory consists of the following:

	March 31, 2023	December 31, 2022
Raw materials	$2,827,402	$3,060,160
Work in process	460,031	439,839
Finished goods	2,833,315	2,145,884
Total inventory	$6,120,748	$5,645,883

The Company has purchase commitments for future payments due for inventory where initial deposits were paid as of March 31, 2023. The total additional payments due subsequent to March 31, 2023 are $679,646.

NOTE 4 – LONG – LIVED ASSETS

Property and Equipment

Property and equipment consist of the following:

	March 31, 2023	December 31, 2022
Machinery, tooling and equipment	$525,728	$352,137
Vehicles	213,528	156,648
Internal use manufactured vehicles	274,385	274,385
Fixtures & furniture	90,768	50,768
Leasehold improvements	44,663	44,663
Computers	234,898	228,671
	1,383,970	1,107,272
Less: Accumulated depreciation	(486,371)	(505,506)
Total property and equipment	$897,599	$601,766

Depreciation expense for the three months ended March 31, 2023 and 2022 was $50,388 and $111,527, respectively.

NOTE 5 – NOTES PAYABLE

Notes Payable

In December 2020, the Company entered into a financing arrangement for $75,702 with an interest rate of 8.64% for a vehicle. The Company was required to make monthly payments of $1,211 over 72 months. In April 2021, the Company entered into a financing arrangement for $30,942 with an interest rate of 7.64% for a vehicle. The Company was required to make monthly payments of $753 over 48 months. The Company sold both vehicles in the three months ended March 31, 2023 and paid off these notes.

In the three months ended March 31, 2023, the Company entered into two financing arrangements to purchase two vehicles. The total principal of these arrangements is $96,057 with interest rates of 11.44% and 8.63% and monthly payments totaling $1,923 are due over 60 and 72 months.

The following table provides the maturities of notes payable as of March 31, 2023:

Remainder of 2023	$17,304
2024	23,073
2025	23,073
2026	23,073
2027	23,073
2028	11,913
2029	1,816
Total future payments	123,325
Less: Interest	(27,953)
Total notes payable	95,372
Less current portion	(14,200)
Long-term notes payable	$81,172

NOTE 6 - CONVERTIBLE NOTES

On August 24, 2022, the Company issued senior convertible notes with an aggregate principal amount of $27,173,913 due February 24, 2024. The Convertible Notes have a conversion price of $2.25 per share of common stock (12,077,295 total shares if fully converted) and were issued with an original issue discount of 8.0% and do not bear interest unless an event of default has occurred, upon which interest accrues at 10% per annum. The holders of the Convertible Notes can convert any portion of the principal at any time during the term of the notes. The holders of the Convertible Notes also received fully vested warrants (the “Note Warrants”) to purchase 9,057,971 shares of the Company’s common stock at an exercise price of $2.85 per share. The conversion and warrant exercise prices are subject to adjustment if the Company declares a stock dividend, stock split or recapitalization. The Company has reserved shares of common stock for the total number of shares the Convertible Notes can be converted into and the total shares issuable upon the exercise of the Note Warrants. The Company received net cash proceeds, after issuance costs (excluding the value of the warrants issued to the placement agent as discussed below) of $22,300,321.

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

As of March 31,2023, the Company is in compliance with all covenants. The Convertible Notes require the Company to have unrestricted and unencumbered cash on deposit of $10,000,000 if the outstanding principal (and interest, if any) of the Convertible Notes is $15,000,000 or greater as of September 30, 2023 and December 31, 2023. The cash on deposit requirement is reduced dollar for dollar to the extent that the outstanding principal (and interest, if any) of the Convertible Notes is less than $15,000,000 on each of these dates.

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

The Company incurred debt issuance costs of $3,316,409, which includes $616,730 for the fair value of the warrants issued to the placement agent of the Convertible Notes as further described in Note 8. The Company allocated the net proceeds received from the issuance of the Convertible Notes and Note Warrants based on the relative fair values of each resulting in net proceeds of $15,122,345 being allocated to the Convertible Notes recorded as a current liability in the balance sheet and net proceeds of $6,561,247 being allocated to the Note Warrants which was recorded in equity. The Company will record non-cash interest expense over the term of the Convertible Notes to accrete the allocated value of the Convertible Notes to the aggregate principal amount of $27,173,913 using the effective interest method and an interest rate of 39.6%. As of March 31, 2023, no conversions of the Convertible Notes or exercise of the Note Warrants or warrants issued to the placement agent had occurred.

The following is a summary of the Convertible Notes as of March 31, 2023:

Principal amount	$27,173,913
Unamortized discount and issuance costs	(8,043,529)
Net carrying amount	$19,130,384
Fair value (Level 2)	$24,889,879

Interest expense recorded for the three months ended March 31, 2023 was $1,776,636.

NOTE 7 – RELATED PARTY TRANSACTIONS

During 2022, the Company issued purchase orders and made prepayments for prototype parts of $21,860 to a vendor that Pink Possum, LLC (“Pink Possum”) an entity controlled by Mr. Okonsky, one of the Company’s founders, Chairman of the Board and Chief Technology Officer, holds an equity interest of 25% as of March 31, 2023. This vendor is expected to provide additional prototype and product parts for a prototype of an upgraded version of the Stag expected to be released in the future.

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

The Company evaluated the cost of this facility in relation to other lower cost options, including having a third-party manufacturer the Stag, and determined that it would be in the best interest of the Company to terminate this lease. On April 27, 2022, the Company informed the landlord that we would be terminating the lease. On May 27, 2022, the landlord notified the Company that the landlord would refund $85,756 of the prepaid rent and security deposit balance of $601,818 paid by the Company. This refund would be paid to the Company once the landlord has sold the land and the landlord will release the Company from any remaining obligations under the lease and amendments. The unrefunded portion of the prepaid rent and security deposit relates to some survey, architecture and construction design costs that were incurred by the landlord prior to the Company terminating the lease. The Company has recognized a loss on the termination of this lease of $247,525 in the year ended December 31, 2022.

Total amortization expense for the right-of-use asset recorded for the initial lease for the three months ended March 31, 2022 was $27,212.

In June 2021, the Company entered into an agreement with a company controlled by the Company’s Chairman and co-founder to lease office space for $2,000 per month for a period of one year. In May 2022, the Company informed the landlord that it would terminate this lease, and the landlord confirmed that the lease terminated effective September 1, 2022. Total expense recorded for this lease for the three months ended March 31, 2022 was $6,000.

On August 28, 2020, the Company entered into consulting agreements with Pink Possum, LLC (“Pink Possum”) an entity controlled by Mr. Okonsky, and Highbridge Consultants, LLC (“Highbridge”), an entity controlled by Mr. Adrian James, a co-founder of the Company, pursuant to which Messrs. Okonsky and James provide the Company with services. In consideration for entering into the consulting agreements, the Company issued the two entities ten-year warrants to purchase the Company’s common stock at an exercise price of $0.004 per share. The number of shares of common stock issuable pursuant to the warrants was based on the number of shares of the Company’s common stock outstanding at the time of exercise and provided that Pink Possum and Highbridge would receive 18.75% and 25%, respectively, of the Company’s shares of common stock outstanding at the time of exercise on a fully diluted basis. On March 26, 2021 and March 25, 2021, respectively, Pink Possum and Highbridge entered into amendments to the consulting agreements agreeing to exchange the original warrants for new ten-year warrants to purchase 4,750,000 and 6,250,000 shares, respectively, of common stock at an exercise price of $0.98. During the year ended December 31, 2021, the Company recognized compensation expenses of $5.6 million and $7.4 million for the warrants issued to Pink Possum and Highbridge, respectively. On December 20, 2021, Highbridge exercised all of its warrants on a cashless basis and the Company issued 5,507,575 shares of common stock to Highbridge.

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

In December 2022, the Company entered into an employment agreement with Mr. Okonsky whereby Mr. Okonsky became an employee on January 2, 2023 and the consulting agreement with Pink Possum was terminated. However, the warrants to Pink Possum, and the provisions for a Fundamental Transaction and the market capitalization thresholds and related payments owed to Pink Possum if these were to occur remain in effect subsequent to the employment agreement.

NOTE 8 – STOCKHOLDERS’ EQUITY

The Company is authorized to issue up to 100,000,000 shares of common stock with a par value of $0.00001. The Company is seeking shareholder approval for an increase in the authorized shares of common stock from 100,000,000 to 250,000,000. The shareholders will vote on this proposal at the annual shareholders meeting scheduled for May 24, 2023. In addition, the Company is authorized to issue 5,000,000 shares of preferred stock with a par value of $0.00001. The specific rights of the preferred stock, when so designated, shall be determined by the board of directors.

Common Stock

On February 1, 2022, the Company sold 6,666,667 shares of its common stock in a public offering at $3.00 per share. The Company received net proceeds of $18,089,117 after underwriter commissions and expenses of $1,910,816. The underwriter was also issued a warrant to purchase 333,334 shares of the Company’s common stock at an exercise price of $3.75 per share that expires five years from the date of issuance. The underwriter agreement provided the underwriter with a right of first refusal for any additional securities offerings within twelve months of this offering.

As discussed in Note 6 above, the Company issued the Convertible Notes and Note Warrants, along with the warrants to the placement agent in August 2022. The Company received consent from the underwriter to issue such securities. In addition, the Company was required to reserve 21,135,267 shares of common stock for future issuance of shares for the conversion of the Convertible Notes and exercise of the Note Warrants and 603,864 shares for the exercise of the placement agent warrants. The placement agent agreement provided the placement agent with the right of first refusal for any additional securities offerings within twelve months of this offering.

Warrants

As discussed in Note 6, the Company issued the Note Warrants, which are fully vested, to purchase 9,057,971 shares of the Company’s common stock at an exercise price of $2.85. The Note Warrants expire five years from the issuance date. Also, the Company issued to the placement agent of the Convertible Notes, fully vested warrants to purchase 603,864 shares of the Company’s common stock at an exercise price of $3.5625. The warrants were not exercisable until February 24, 2023 and expire on February 24, 2028. The Company valued all of these warrants using the closing price of the Company’s common stock on August 24, 2022 of $2.44, volatility of 79.81% based on peer companies, risk free interest rate of 3.03%, no dividends and an estimated life of 2.5 years.

During three months ended March 31, 2023 and 2022, the Company recognized expense of $0 and $7,302, respectively, related to common stock warrants. No additional expense will be recognized in the future for any warrants outstanding as of March 31, 2023.

The following is the activity related to common stock warrants during the three months ended March 31, 2023:

	Common Stock Warrants
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Life in years	Intrinsic Value

Outstanding at January 1, 2023	15,085,618	$2.33
Granted	–	$–
Canceled	–	$–
Expired	–	$–
Exercised	–	$–
Outstanding at March 31, 2023	15,085,618	$2.33	5.55	$2,593,084
Exercisable at March 31, 2023	15,085,618	$2.33	5.55	$2,593,084

NOTE 9 – STOCK-BASED COMPENSATION

In January 2021, the Company’s board of directors adopted the Volcon, Inc. 2021 Stock Plan, (the “2021 Plan”). The 2021 Plan is a stock-based compensation plan that provides for discretionary grants of stock options, stock awards, and restricted stock unit awards to employees, members of the board of directors and consultants (including restricted stock units issued prior to the adoption of the plan as further discussed below). The Company initially reserved a total of 3,000,000 shares of the Company’s common stock for issuance under the 2021 Plan. On July 26, 2022, the Company’s stockholders approved an increase of 4,000,000 shares of the Company’s common stock for issuance under the 2021 plan, which may be adjusted for changes in capitalization and certain corporate transactions. To the extent that an award, if forfeitable, expires, terminates or lapses, or an award is otherwise settled in cash without the delivery of shares of common stock to the participant, then any unpaid shares subject to the award will be available for future grant or issuance under the 2021 Plan. Shares available for issuance under the 2021 Plan as of March 31, 2023, were 2,826,282 shares. Awards vest according to each agreement and as long as the employee remains employed with the Company or the consultant continues to provide services in accordance with the terms of the agreement.

Restricted Stock Units

The following is the restricted stock unit activity for the three months ended March 31,2023

Outstanding January 1, 2023	75,000
Granted	–
Vested (1)	(25,000)
Canceled	–
Outstanding March 31, 2023	50,000

(1)	25,000 RSUs were subject to cancellation due to termination of employment. However, the Company entered into a modification to allow the employee to fully vest in these RSUs as part of a severance agreement. The Company recorded additional expense of $31,487 during the three months ended March 31, 2023 related to this modification.

In January 2022, the Company modified the vesting terms of 100,000 RSUs that had vested as of December 31, 2021 to extend the vesting through May 15, 2022. The Company granted an additional 25,000 RSUs to the holders of these RSUs that vesting was extended and these additional RSUs vested as of May 15, 2022. The Company recorded additional expense of $1,126,250 during 2022 related to these modifications.

For the three months ended March 31, 2023 and 2022, the Company recognized expenses for RSUs of $53,773 and $316,887, respectively. The Company expects to recognize additional compensation expenses of $67,902 related to RSUs assuming all awards outstanding at March 31, 2023 will vest.

Performance Shares

On March 1, 2022, the Compensation Committee of the board of directors approved a grant of 44,623 shares for the achievement of some of the Company’s 2021 performance milestones, and the Company recognized share-based compensation expenses of $82,050 related to the grant of these shares in the quarter ended March 31, 2022. Certain individuals whose employment terminated subsequent to December 31, 2021 forfeited their share grants totaling 2,876 shares and such shares are available for future issuance under the 2021 Plan.

In 2022 the compensation committee approved reserving 250,000 shares from the 2021 Plan to issue based on achievement of the Company’s 2022 performance milestones to employees who are employed in 2022 and are active employees on the date of approval in 2023 by the compensation committee. On February 6, 2023 the compensation committee of the board of directors approved a grant of 154,983 shares (138,859 were issued due a forfeiture of 661 shares and 15,463 shares withheld for payment of employee withholding taxes) for the achievement of some of the Company’s 2022 performance milestones. The Company recognized share-based compensation expenses of $257,717 related to the grant of these shares in the quarter ended March 31, 2023. The compensation committee also approved reserving the remaining 95,017 not issued for 2022 performance milestones for issuance to active employees on the date the first Stag is shipped to a customer.

In addition, the compensation committee also approved reserving 250,000 shares from the 2021 Plan to issue to employees based on achievement of the Company’s 2023 performance milestones to employees who are employed in 2023 and are active employees on the date of approval in 2024 by the compensation committee.

Stock Options

The following summarizes activity relating to common stock options to employees and consultants for services during the three months ended March 31, 2023:

	Common Stock Options
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Life in years	Intrinsic Value
Outstanding at January 1, 2023	3,288,830	$3.08
Granted	238,000	$1.46
Forfeited	(96,334)	$2.96
Exercised	(25,000)	$1.00
Outstanding at March 31,2023	3,405,496	$2.99	8.96	$351,239
Exercisable at March 31, 2023	1,143,083	$3.10	8.78	$155,000

The Company valued the options using the closing stock price of the Company’s common stock on the date of grant, an estimated volatility between 78.5% - 79.5% based on peer companies, risk free interest rate between 3.64% - 3.94%, no dividends and an estimated life of 6 years. During the three ended March 31, 2023 and 2022, the Company recognized share-based compensation expenses of $745,943, and $1,168,926, respectively, related to common stock options. The Company expects to recognize additional compensation expenses of $3,034,245 related to these common stock options assuming all awards will vest.

Total stock-based compensation recorded for the three ended March 31, 2023 and 2022 for all stock based compensation awards, including warrants, has been recorded as follows:

	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022
Cost of Goods Sold	$206,477	$222,507
Sales and Marketing	311,759	273,326
Product Development	208,594	346,144
General and Administrative	303,605	733,188
Total	$1,057,435	$1,575,165

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

	Three Months Ended	Three Months Ended
	March 31, 2023	March 31, 2022

Numerator:

Net loss	$(7,299,469)	$(8,612,345)

Denominator:

Denominator for basic and diluted net loss per common share - weighted average of common shares	24,535,131	21,745,089

Basic and diluted net loss per common share	$(0.30)	$(0.40)

Common shares consisting of shares potentially dilutive as of three month ended March 31, 2023 and 2022 are as follows:

	2023	2022
Convertible Notes	12,077,295	–
Warrants	15,085,618	5,501,293
Stock options	3,405,497	2,369,729
Restricted stock units	50,000	335,000
Total	30,618,410	8,206,022

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

Significant components of the Company's deferred tax assets and liabilities at March 31, 2023 and December 31, 2022 are as follows:

	March 31, 2023	December 31, 2022
Deferred tax assets
Net operating losses	$10,206,155	$9,106,430
Depreciation and intangible assets	1,763,042	1,502,868
Research & development credit	1,457,766	1,308,956
Lease liability	304,100	322,167
Inventory	1,283,975	1,290,968
Stock-based compensation	3,196,761	3,103,037
Accrued expenses	416,063	233,284
Capital loss carryover	276,522	261,922
Other	11,962	177,074
Total	18,916,346	17,306,705
Valuation allowance	(18,223,498)	(16,661,612)
Net deferred tax asset	692,848	645,093
Deferred tax liabilities
Prepaid expenses	(395,503)	(328,836)
Right-of-use assets	(297,345)	(316,257)
Total net deferred taxes deferred tax liabilities	$–	$–

Management currently believes that since the Company has a history of losses it is more likely than not that the deferred tax regarding the loss carry forwards and other temporary differences will not be realized in the foreseeable future. The Company believes that carryforward limitations will be applied to the historical net operating losses due to the recent change of control transition. The Company's cumulative net operating loss carry forward of approximately $48.6 million as of March 31,2023, may be limited in future years depending on future taxable income in any given fiscal year. The net operating losses can be carried forward indefinitely.

The Company has recorded no liability for income taxes associated with unrecognized tax benefits at the date of adoption and has not recorded any liability associated with unrecognized tax benefits. Accordingly, the Company has not recorded any interest or penalty in regard to any unrecognized benefit.

NOTE 12 – LEASES

The components of lease cost for operating leases for the three months ended March 31, 2023 and 2022 were as follows:

	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022
Lease Cost
Operating lease cost	$117,249	$158,672
Short-term lease cost	59,790	17,120
Variable lease cost	–	–
Sublease income	–	–
Total lease cost	$177,039	$175,792

Supplemental cash flow information related to leases for the three months ended March 31, 2023 and 2022, was as follows:

	March 31, 2023	March 31, 2022
Other Lease Information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$86,031	$116,716
Amortization of right of use assets	$90,057	$158,672

The following table summarizes the lease-related assets and liabilities recorded on the balance sheet at March 31, 2023 and December 31, 2022:

	March 31, 2023	December 31, 2022
Lease Position
Operating Leases:
Operating lease right-of-use assets	$1,415,930	$1,505,987
Right-of-use liabilities operating leases short-term	401,553	391,117
Right-of-use liabilities operating leases long-term	1,046,544	1,143,011
Total operating lease liabilities	$1,448,097	$1,534,128

The Company utilizes the incremental borrowing rate in determining the present value of lease payments unless the implicit rate is readily determinable.

Lease Term and Discount Rate	March 31, 2023
Weighted-average remaining lease term (years):
Operating leases	3.4
Weighted-average discount rate:
Operating leases	6.05%

The following table provides the maturities of lease liabilities at March 31, 2023:

Operating
Leases
Remainder of 2023	$345,348
2024	471,638
2025	485,702
2026	340,591
Total future undiscounted lease payments	1,643,279
Less: Interest	(195,183)
Present value of lease liabilities	$1,448,096

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is intended as a review of significant factors affecting the Company’s financial condition and results of operations for the periods indicated. This discussion and analysis should be read in conjunction with the financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and the Company’s Annual Report on Form 10-K, which contains audited financial statements of the Company as of and for the year ended December 31, 2022, previously filed with the Securities and Exchange Commission. Results for the three months ended March 31, 2023 are not necessarily indicative of results for the year ending December 31, 2023 or any future period.

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

Forward-looking statements include, but are not limited to, statements about:

•	our ability to generate revenues from sales, generate cash from operations, or obtain additional funding to market our vehicles and develop new products;
•	our ability to successfully implement and effectively manage our outsourced manufacturing, design and development model and achieve any anticipated benefits;
•	the ability of third-party manufacturers to produce our vehicles in accordance with our design and quality specifications, with sufficient scale to satisfy customers and within a reasonable cost;
•	anticipated timing for the manufacture, design, production, shipping and launch of our vehicles;
•	the inability of our suppliers to deliver the necessary components for our vehicles at prices and volumes acceptable to our third-party manufacturers;
•	our ability to establish a network of dealers and international distributors to sell and service our vehicles on the timeline we expect;
•	whether our vehicles will perform as expected;
•	our facing product warranty claims or product recalls;
•	our facing adverse determinations in significant product liability claims;
•	customer adoption of electric vehicles;
•	the development of alternative technology that adversely affects our business;
•	the impact of COVID-19 on our business;
•	increased government regulation of our industry;
•	tariffs and currency exchange rates; and
•	the conflict with Russia and the Ukraine and the potential adverse effect it may have on the availability of batteries for our vehicles.

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

Beginning in November 2021, we began negotiating dealership agreements with powersports dealers to display and sell our vehicles and accessories. Customers can now, or will soon be able to, buy our vehicles and accessories directly from a local dealership. Some of these dealers will also provide warranty and repair services to customers. Through March 31, 2023, we have 143 active dealers. Upon sale of a Grunt the dealer may order an additional Grunt. We expect to be able to offer the dealers a financing option, or “floor plan” to make larger purchases of our vehicles, but we do not currently have this financing option available. We have agreements with third-party financing companies to provide financing to qualified customers of each dealer. There is no recourse to the Company or the dealer if the dealer’s customer defaults on the financing agreement with this third-party.

As of March 31, 2023, we have signed agreements with six importers in Latin America and one importer for the Caribbean Region, collectively referred to herein as the LATAM importers, to sell our vehicles and accessories in their assigned countries/markets. In June 2022, we signed an exclusive distribution agreement with Torrot Electric Europa S.A., referred to herein as Torrot, to distribute their electric motorcycles for youth riders in Latin America. We will use our LATAM importers to sell Torrot’s products in Latin America.

In October 2022, we signed an expanded agreement with Torrot to also be the exclusive distributor of Torrot and Volcon co-branded youth electric motorcycles in the United States as well as Latin America. This agreement supersedes the original Torrot agreement and once all Torrot branded inventory is sold, we will no longer distribute Torrot branded motorcycles. Finally, in December 2022, we signed an expanded agreement with Torrot to be the exclusive distributor of Volcon co-branded youth electric motorcycles in Canada.

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

We began taking pre-orders for an E-Bike, the Brat, in September 2022 and shipments to customers began in the fourth quarter of 2022. The Brat is being manufactured by a third-party. In January 2023, we began selling the Brat directly to consumers through our website. Consumers who order the Brat from our website can have the Brat shipped to their specified destination.

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

Results of Operations

The following financial information is for the three months ended March 31, 2023 and 2022.

	Three Months Ended
	March 31, 2023	March 31, 2022

Revenue	$1,170,458	$1,184,502
Cost of goods sold	(1,229,981)	3,527,715
Gross margin	(59,523)	(2,343,213)

Operating expenses:
Sales and marketing	1,789,370	1,014,906
Product development	1,786,351	2,495,712
General and administrative expenses	1,890,091	2,794,940
Total operating expenses	5,465,812	6,305,558

Loss from operations	(5,525,335)	(8,648,771)

Interest and other expense	(1,774,134)	36,426

Net loss	$(7,299,469)	$(8,612,345)

Revenue

Revenue for the three months ended March 31, 2023, was $1,170,458 which represents sales of Grunts of $170,388, Brats of $657,516, Volcon Youth of $212,365 and accessories and parts of $127,496, compared to revenue of $1,184,502 which represents sales of Grunts of $1,165,712 and accessories and parts of $18,790 for the three months ended March 31, 2022.

Cost of Goods Sold

Cost of goods sold for the three months ended March 31, 2023 were $1,229,981 including labor costs of $402,104 for employees and contractors performing assembly and quality control testing of Grunts and stock-based compensation of $206,477 for share-based awards for employees. Part costs for Grunts sold during the period was $165,842. We paid $53,507 for fees owed to cancel purchase orders to reduce raw material quantities ordered to expected demand. Facilities costs were $122,311 for our warehouse facility and third-party warehousing costs. Net inbound and outbound shipping costs, duties and tariffs for inventory purchases and shipments to customers was a credit of $278,774 primarily due to the reversal of an accrual for shipping costs and tariffs expected to be incurred to ship our Grunt raw materials and work-in-process inventory to our third-party manufacturer in Mexico which was no longer needed once manufacturing was moved to Arizona.

Cost of goods sold for the three months ended March 31, 2022, was $3,527,715. Costs include labor costs of $685,162 for employees and contractors performing assembly and quality control testing of Grunts and stock-based compensation of $223,077 for share-based awards for employees. Part costs for Grunts sold during the period was $1,190,248. Facilities costs were $172,463 for our manufacturing facility and inventory warehousing costs. Shipping costs and duties/tariffs for inventory purchases were $900,393.

Beginning in the second quarter of 2023 we expect revenue and cost of goods sold to increase further due to the expected sales of the Grunt EVO, Runt and Stag. Our cost per Grunt EVO and Runt is fixed in our contract with the third-party manufacturer. We have identified suppliers who can deliver Grunt EVO parts at a lower cost than we have historically paid for the same or similar Grunt part, as many are interchangeable, and we have provided these vendors to our third-party manufacturer for their consideration in sourcing parts. Additional cost savings may be realized if the third-party manufacturer can source or manufacture parts at a lower cost.

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

For the three months ended March 31, 2023, sales and marketing expenses were $1,789,370 and include $588,321 for promoting our products and brand, $723,362 for employee payroll costs, stock-based compensation expense of $311,759 for share-based awards granted to employees and consultants, $38,452 related to facilities costs, and travel costs of $71,243 primarily related to costs incurred for travel to build our dealer and distributor network.

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

For the three months ended March 31, 2023, general and administrative expenses were $1,890,091 and were primarily related to expenses associated with employee payroll costs of $612,981, stock-based compensation of $330,605 for share-based awards granted to employees and consultants, professional fees of $275,741 including legal fees of $86,975 for SEC attorney and other legal services and tax and accounting fees of $155,350, software costs of $151,457, and insurance costs of $349,972.

For the three months ended March 31, 2022, general and administrative expenses were $2,794,940 and were primarily related to expenses associated with employee payroll costs of $733,660, stock-based compensation of $742,610 for share-based awards granted to employees and consultants, professional fees of $825,259, including legal fees of $488,831, tax and accounting fees of $189,876, recruiting fees of $101,170 and IT consulting, outsourcing and other fees of $25,290 and insurance costs of $333,441.

We expect general and administrative expenses to increase over the next several quarters as we expect costs such as product liability insurance to increase due to new product offerings and increased costs due to public company reporting and compliance requirements.

Product Development Expense

Product development expenses relate to development and testing of our products and process to manufacture these products.

For the three months ended March 31, 2023, product development expenses totaled $1,786,351 and primarily relate to expenses associated with employee payroll costs of $507,676, stock-based compensation of $208,592 for share-based awards granted to employees and consultants, professional fees of $81,651 for digital consultants, $37,500 for recruiting fees, research and development costs of $266,829, prototype parts and tooling costs of $543,616, facilities cost of $47,823 and $50,634 for supplies, parts and software.

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

We expect product development costs related to employee costs to remain consistent with the expense level of the three months ended March 31, 2023 since we have outsourced certain design and development of our new vehicle models in the fourth quarter of 2022. We expect cost increases due to outsourced design and development costs and costs related to prototype costs for the Stag, Grunt EVO and Runt. Prototype costs, especially for the Stag, will be significant as we begin receiving Stag units that will be used to validate engineering and manufacturing design and costs incurred to perform testing to ensure the vehicles meet regulatory compliance requirements where we expect to sell these vehicles.

Interest and Other Expenses

Interest and other income/expenses for the three months ended March 31, 2023 were $1,774,134. Non-cash interest expense of $1,776,636 was recognized for the amortization of debt issuance costs and accretion of principal on the Convertible Notes issued in August 2022. Interest expense for the three months ended March 31, 2022 was not significant.

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

Net Loss

Net loss for the three months ended March 31, 2023, was $7,299,469, compared to $8,612,345 for the three months ended March 31, 2022.

Liquidity and Capital Resources

On March 31, 2023, we had cash and restricted cash of $4.8 million, including $0.5 million of restricted cash, and we had working capital deficit of $7.1 million. Since inception we have funded our operations from proceeds from debt and equity sales.

Cash used in operating activities

Net cash used in operating activities was $6.5 million for the three months ended March 31, 2023 and includes all of our operating costs except stock-based compensation, write-down of inventory, depreciation and amortization, non-cash interest expense for the amortization of debt issuance costs and accretion of principal on Convertible Notes, and gain on sale assets and leases. Cash used in operating activities includes a decrease in accounts receivable of $0.2 million for collections net of sales, increases in inventory of $0.5 million and inventory deposits of $0.8 million as we made purchases and deposits for Brats and Volcon Youth motorcycles, a decrease of $0.5 million for both accounts payable and accrued liabilities due to timely payment of outstanding amounts due and a reversal of an accrual for anticipated shipping and tariffs related to shipping raw material and subassembly inventory to our third-party manufacturer in Mexico as final assembly was moved to Arizona.

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

Cash used in investing activities

Net cash used in investing activities was $0.2 million for the three months ended March 31, 2023, consisting of $0.3 million of purchases of equipment and tooling offset by proceeds received of $0.1 million for the sale of two vehicles. Net cash used in investing activities was $0.2 million for the three months ended March 31, 2022, consisting of purchases of equipment and tooling related to our Grunt manufacturing and product development.

Cash provided by financing activities

Cash used financing activities for the three months ended March 31, 2023, was less than $0.1 million and was related to proceeds used from the sale of vehicles to pay off notes payable and proceeds received from the exercise of stock options. Cash provided from financing activities for the period ended March 31, 2022, was $18.1 million and was related to proceeds received from the public offering of our common stock in February 2022 where we sold 6,666,667 shares at $3.00 per share.

Our continuation as a going concern is dependent upon our ability to attain profitable operations and if necessary, obtain continued financial support from the issuance of debt or equity. As of March 31, 2023, we had incurred an accumulated deficit of $83.0 million since inception. Additionally, one of the covenants for our Convertible Notes requires us to have $10 million of cash on hand if principal (and interest, if any) of $15 million or more of the Convertible Notes is outstanding as of September 30, 2023 and December 31, 2023 (subject to adjustment if the principal (and interest, if any) is below $15 million).

Management anticipates that our cash on hand as of March 31, 2023 plus the cash expected to be generated from operations will not be sufficient to fund planned operations and maintain required cash balances for the Convertible Notes beyond one year from the date of the issuance of the financial statements as of and for the three months ended March 31, 2023. There can be no assurance that such additional funding would be available to the Company on acceptable terms, or at all. These factors raise substantial doubt regarding our ability to continue as a going concern.

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

Critical Accounting Policies

No critical accounting policies or estimates existed as of March 31, 2023.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) are designed to ensure that information required to be disclosed by us in reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the appropriate time periods, and that such information is accumulated and communicated to our Chief Executive Officer, who serves as our principal executive officer, and Chief Financial Officer, who serves as our principal financial officer, as appropriate, to allow timely discussions regarding required disclosure. We, under the supervision of and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures.

Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures were not effective as of March 31, 2023 to provide assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to management as appropriate, to allow timely decisions regarding disclosures as we have previously missed filing certain forms timely and we have not implemented and tested controls and procedures to conclude that we have remediated this deficiency. Notwithstanding this conclusion, we believe that our unaudited consolidated financial statements contained in this Quarterly Report fairly present our financial position, results of operations and cash flows for the periods covered thereby in all material respects. Management is working to identify corrective actions for the weakness and will periodically re-evaluate the need to add personnel and implement improved review procedures.

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting during the three months ended March 31, 2023, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors included in the Form 10-K filed with the SEC on March 7, 2023, which is accessible on the SEC’s website at www.sec.gov.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

INDEX TO EXHIBITS

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of Volcon, Inc. (incorporated by reference to exhibit 3.1 of the Form 8-K filed October 8, 2021)
3.2	Amended and Restated Bylaws of Volcon, Inc. (incorporated by reference to exhibit 3.2 of the Form S-1 file number 333-259468)
4.1	Form of common stock (incorporated by reference to exhibit 4.1 of the Form S-1 file number 333-259468)
4.2	Form of Warrant issued to Pink Possum, LLC and Highbridge Consulting, LLC (incorporated by reference to exhibit 4.2 of the Form S-1 file number 333-259468)
4.3	Form of Underwriter Warrant (incorporated by reference to exhibit 4.3 of the Form S-1 file number 333-259468)
4.4	Form of Underwriter Warrant (incorporated by reference to exhibit 4.3 of the Form S-1 file number 333-262343)
4.5	Form of Senior Convertible Note (incorporated by reference to exhibit 10.3 of the Form 8-K filed August 24, 2022)
4.6	Form of Common Stock Purchase Warrant (incorporated by reference to exhibit 10.4 of the Form 8-K filed August 24, 2022)
4.7	Placement Agent Warrant (incorporated by reference to exhibit 10.6 of the Form 8-K filed August 24, 2022)
10.1	Securities Purchase Agreement by and among Volcon, inc. and the Buyers, dated August 22, 2022 (incorporated by reference to exhibit 10.1 of the Form 8-K filed August 24, 2022)
10.2	Registration Rights Agreement by and among Volcon, inc. and the Buyers, dated August 22, 2022 (incorporated by reference to exhibit 10.2 of the Form 8-K filed August 24, 2022)
10.3	Placement Agent Agreement (incorporated by reference to exhibit 10.5 of the Form 8-K filed August 24, 2022)
31.1*	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934
31.2*	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934
32.1*(1)	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*(1)	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted in inline XBRL, and included in exhibit 101).

______________

*	Filed herewith.
†	Indicates management contract or compensatory plan, contract or arrangement.

(1)	The certifications on Exhibit 32 hereto are deemed not “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that Section. Such certifications will not be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VOLCON, INC.

SIGNATURE	TITLE	DATE

/s/ Jordan Davis	Chief Executive Officer and Director	May 5, 2023
Jordan Davis	(principal executive officer)

/s/ Greg Endo	Chief Financial Officer	May 5, 2023
Greg Endo	(principal financial and accounting officer)

