Form 10-Q/A
period 2023-03-31
Volcon, Inc.
filed 2023-05-08
CIK 1829794

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

The registrant had 24,615,119 shares of common stock outstanding at May 4, 2023.

EXPLANATORY NOTE

This Amendment No. 1 to the Quarterly Report on Form 10-Q of Volcon, Inc. (the “Company”) amends the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, originally filed with the Securities and Exchange Commission on May 5, 2023 (the “Original Filing”). The Company is filing this Amendment No. 1 for the sole purpose of: (i) correcting the number of shares of common stock outstanding on the cover page; and (ii) amending the certification filed as Exhibit 32.1 to the Original Filing to correct the inadvertent omission of the conformed signature of the Chief Executive Officer. The certification was fully executed on May 5, 2023 and was in the Company’s possession at the time of the Original Filing. Except as described above, no other changes have been made to the Original Filing. This Amendment No. 1 continues to speak as of the date of the Original Filing, and the Company has not updated the disclosures contained therein to reflect any events that occurred at a date subsequent to the date of the Original Filing. This Amendment No. 1 should be read in conjunction with the Original Filing.

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

VOLCON, INC.

SIGNATURE	TITLE	DATE

/s/ Jordan Davis	Chief Executive Officer and Director	May 8, 2023
Jordan Davis	(principal executive officer)

/s/ Greg Endo	Chief Financial Officer	May 8, 2023
Greg Endo	(principal financial and accounting officer)

