Form 10-Q
period 2023-06-30
Volcon, Inc.
filed 2023-08-11
CIK 1829794

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

The registrant had 30,615,119 shares of common stock outstanding at August 10, 2023.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

VOLCON, INC.

CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2023	December 31, 2022

ASSETS
Current assets:
Cash	$7,967,622	$10,986,592
Restricted cash	551,250	551,250
Accounts receivable, net of allowance for doubtful accounts of $105,947 and $62,451 at June 30, 2023 and December 31, 2022, respectively	233,604	864,957
Inventory	4,693,738	5,645,883
Inventory deposits	2,275,376	427,662
Prepaid expenses and other current assets	2,804,783	1,850,666
Total current assets	18,526,373	20,327,010
Long term assets:
Property and equipment, net	904,786	601,766
Intangible assets, net	2,906	5,813
Other long-term assets	285,037	285,037
Right-of-use assets - operating leases	1,324,310	1,505,987
Total assets	$21,043,412	$22,725,613

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$655,376	$1,036,628
Accrued liabilities	1,447,051	2,045,239
Accrued purchase commitments	–	28,600
Current portion of notes payable	14,550	18,670
Convertible notes, net of issuance costs	28,579,123	17,353,748
Conversion liabilities	2,934,986	–
Warrant liabilities	9,642,075	–
Right-of-use operating lease liabilities, short-term	412,159	391,117
Customer deposits	319,210	23,471
Total current liabilities	44,004,530	20,897,472
Notes payable, net of current portion	77,401	50,116
Right-of-use operating lease liabilities, long-term	947,604	1,143,011
Total liabilities	45,029,535	22,090,599

COMMITMENTS AND CONTINGENCIES

Stockholders' (deficit) equity:
Preferred stock: $0.00001 par value, 5,000,000 shares authorized, no shares outstanding	–	–
Common stock: $0.00001 par value, 250,000,000 shares authorized, 30,615,119 shares issued and outstanding at June 30, 2023 and 100,000,000 shares authorized, 24,426,260 shares issued and outstanding as of December 31, 2022	260	198
Additional paid-in capital	82,076,207	76,369,742
Accumulated deficit	(106,062,590)	(75,734,927)
Total stockholders’ (deficit) equity	(23,986,123)	635,013

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY	$21,043,412	$22,725,613

The accompanying notes are an integral part of these unaudited consolidated financial statements.

VOLCON, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2023 AND 2022
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022

Revenue	$519,300	$2,367,853	$1,689,758	$3,552,355
Cost of goods sold	(334,647)	(6,009,327)	(1,564,628)	(9,537,042)
Gross margin	184,653	(3,641,474)	125,130	(5,984,687)

Operating expenses:
Sales and marketing	2,380,617	1,645,907	4,169,987	2,660,813
Product development	1,166,732	2,102,709	2,953,083	4,598,421
General and administrative expenses	1,568,700	2,529,451	3,458,791	5,324,390
Total operating expenses	5,116,049	6,278,067	10,581,861	12,583,624

Loss from operations	(4,931,396)	(9,919,540)	(10,456,731)	(18,568,311)

Other income (expense)	10,618	(2,131)	16,503	38,986
Loss on extinguishment of Convertible Notes	(22,296,988)	–	(22,296,988)	–
Gain on change in fair value of financial liabilities	5,792,788	–	5,792,788	–
Interest expense	(1,603,216)	(4,791)	(3,383,235)	(9,483)
Total other expense	(18,096,798)	(6,922)	(19,870,932)	29,503

Loss before provision for income taxes	(23,028,194)	(9,926,462)	(30,327,663)	(18,538,808)
Provision for income taxes	–	–	–	–

Net loss	$(23,028,194)	$(9,926,462)	$(30,327,663)	$(18,538,808)

Net loss per common share – basic	$(0.85)	$(0.41)	$(1.17)	$(0.81)
Net loss per common share – diluted	$(0.85)	$(0.41)	$(1.17)	$(0.81)

Weighted average common shares outstanding – basic	27,120,614	24,243,189	25,835,014	23,001,040
Weighted average common shares outstanding – diluted	27,120,614	24,243,189	25,835,014	23,001,040

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

VOLCON, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2023
(Unaudited)

	Common stock
	Number		Additional paid-in	Accumulated
	of Shares	Amount	capital	deficit	Total

Balance at January 1, 2023	24,426,260	$198	$76,369,742	$(75,734,927)	$635,013

Issuance of common stock for exercise of stock options and vesting of restricted stock units	50,000	1	24,999	–	25,000

Issuance of common stock for public offering, net of issuance costs of $501,300	6,000,000	60	3,998,640	–	3,998,700

Stock-based compensation	138,859	1	1,682,826	–	1,682,827

Net loss	–	–	–	(30,327,663)	(30,327,663)

Balance at June 30, 2023	30,615,119	$260	$82,076,207	$(106,062,590)	$(23,986,123)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

VOLCON, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2023 AND 2022
(Unaudited)

	June 30,	June 30,
	2023	2022
Cash flow from operating activities:
Net loss	$(30,327,663)	$(18,538,808)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on extinguishment of convertible notes	22,296,988	–
Gain on change in fair value of financial liabilities	(5,792,788)	–
Stock-based compensation	1,682,827	2,199,869
Loss on write down of inventory and inventory deposits	165,324	606,963
Loss on lease terminations	–	395,848
(Gain) loss on sale/write off of property & equipment	(6,423)	79,712
Bad debt expense	51,198	–
Write off of intangible assets	–	6,427
Non-cash interest expense	3,385,204	–
Amortization of right-of-use assets	181,677	257,647
Depreciation and amortization	106,625	306,756
Changes in operating assets and liabilities:
Accounts receivable	580,155	(1,093,909)
Inventory	786,821	(1,971,245)
Inventory deposits	(1,847,714)	1,787,673
Prepaid assets and other current assets	(954,117)	(225,547)
Other assets	–	(9,453)
Accounts payable	(381,252)	(96,224)
Accrued liabilities	(626,788)	550,889
Right-of-use liabilities - operating leases	(174,365)	(199,966)
Customer deposits	295,739	(2,275,386)
Net cash provided by (used in) operating activities	(10,578,552)	(18,218,754)
Cash flow from investing activities:
Purchase of property and equipment	(393,291)	(517,205)
Proceeds from sale of vehicles	89,000	–
Net cash used by investing activities	(304,291)	(517,205)
Cash flow from financing activities:
Repayment of notes payable	(72,859)	(8,424)
Proceeds from issuance of common stock from public offering, net if issuance costs of $501,300	3,998,700	–
Proceeds from issuance of convertible notes and warrants, net of issuance costs of $586,968	3,913,032	–
Proceeds from issuance of common stock from public offering, net of issuance costs of $1,910,803	–	18,089,184
Proceeds from exercise of stock options	25,000	40,000
Net cash provided by financing activities	7,863,873	18,120,760

NET CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(3,018,970)	(615,199)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT BEGINNING OF PERIOD	11,537,842	5,572,199
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	$8,518,872	$4,957,000

SUPPLEMENTAL CASH FLOW INFORMATION

	2023	2022
Supplemental disclosure of cash flow information:
Cash paid for interest	$4,648	$6,020
Cash paid for income taxes	$–	$–

Non-cash transactions
Recognition of initial right of use asset - operating lease	$–	$143,540
Acquisition of property and equipment with note payable	$96,024	$–

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

Also in August 2022, the Company received net proceeds of approximately $22.3 million for the issuance of convertible notes due February 2024 (“Convertible Notes”) and warrants (see Note 6). The Convertible Notes required the Company to have unrestricted and unencumbered cash on deposit of $10,000,000 if the outstanding principal (and interest, if any) of the Convertible Notes is $15,000,000 or greater as of September 30, 2023 and December 31, 2023.

The Company received net proceeds of approximately $3.9 million for the issuance of additional convertible notes in May 2023 due February 2024 (“New Notes”) and warrants. On the issuance date of the New Notes, the Company exchanged the Convertible Notes for Series A and Series B notes (collectively the “Exchange Notes). The Exchange Notes require the Company to have unrestricted and unencumbered cash on deposit of $10,000,000 if the outstanding principal (and interest, if any) of the Exchange Notes is $15,000,000 or greater as of December 31, 2023 (the September 30, 2023 requirement under the Convertible Notes was removed). The cash on deposit requirement is reduced dollar for dollar to the extent the outstanding principal (and interest, if any) of the Exchange Notes is less than $15,000,000 on this dates. The Company also exchanged the warrants issued with the Convertible Notes for new warrants (the “Exchange Warrants”) (see Note 6 for further discussion).

In May 2023, the Company also received net proceeds of approximately $4.0 million for the issuance of 6,000,000 shares of common stock at $0.75 per share.

Management anticipates that our cash on hand as of June 30, 2023 plus the cash expected to be generated from operations will not be sufficient to fund planned operations and maintain required cash balances for the Exchange Notes beyond one year from the date of the issuance of the financial statements as of and for the three and six months ended June 30, 2023. There can be no assurance that additional funding, if needed, would be available to the Company on acceptable terms, or at all. These factors raise substantial doubt regarding our ability to continue as a going concern. The consolidated financial statements do not include any adjustments that may result should the Company be unable to continue as a going concern.

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

Results for the interim periods in this report are not necessarily indicative of future financial results and have not been audited by our independent registered public accounting firm. In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments necessary to present fairly our interim consolidated financial statements as of June 30, 2023, and for the three and six months ended June 30, 2023 and 2022. These adjustments are of a normal recurring nature and consistent with the adjustments recorded to prepare the annual audited consolidated financial statements as of December 31, 2022.

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

Management utilizes various estimates, including but not limited to determining the estimated lives of long-lived assets and the fair value of conversion features and warrants with variable exercise prices, and the valuation allowance for deferred tax assets. The results of any changes in accounting estimates are reflected in the financial statements in the period in which the changes become evident. Estimates and assumptions are reviewed periodically, and the effects of revisions are reflected in the period that they are determined to be necessary.

Cash, Cash Equivalents and Restricted Cash

Cash and cash equivalents include short-term investments with original maturities of 90 days or less at the date of purchase. The recorded value of our cash and cash equivalents approximates their fair value. There were no cash equivalents as of June 30, 2023 or December 31, 2022. Restricted cash includes cash restricted as collateral for the Company’s corporate credit cards and a letter of credit with the Company’s bank.

Revenue Recognition

For sales of the Grunt motorcycle directly to consumers, revenue was recognized when the Company transferred control of the product to the consumer and the 14-day acceptance period had expired, or earlier acceptance had been received from the consumer. Sales directly to consumers were completed as of June 1, 2022. Beginning in February 2023 the Company began selling the Brat E-Bike directly to consumers in addition to dealers, revenue for direct to consumer sales is recognized when transfer of control of the product is made to the consumer.

For sales to dealers or distributors revenue is recognized when transfer of control of the product is made as there is no acceptance period or right of return. Revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring control of vehicles, parts, and accessories. Consideration that is received in advance of the transfer of goods is recorded as customer deposits until delivery has occurred or the customer cancels their order and the consideration is returned to the customer. Sales and other taxes the Company collects concurrent with revenue-producing activities are excluded from revenue. The Company’s sales do not presently have a financing component.

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

Shipping and handling charges and costs. The Company records shipping and handling amounts charged to the customer and related shipping costs as a component of cost of goods sold when control has transferred to the customer.

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

Through August 2022 the Company assembled the Grunt motorcycle in a leased facility. The Company ceased assembly operations at the end of August and outsourced the assembly of the Grunt to a third-party. In May 2023, the Company transferred substantially all of its raw materials and work-in-process inventory for the Grunt to the third-party manufacturer. Title to the inventory transferred to the third-party manufacturer and it will provide the Company with a credit towards future purchases of finished goods once it begins production of the Grunt EVO.

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

Leases

Right-of-use (“ROU”) assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. ROU assets and lease liabilities are recognized at the lease commencement date based on the estimated present value of lease payments over the lease term. Leases with an initial term of 12 months or less are not recorded on the balance sheet; the Company recognizes lease expenses for these leases on a straight-line basis over the lease term. The Company does not separate non-lease components from the lease components to which they relate, and instead accounts for each separate lease and non-lease component associated with that lease component as a single lease component.

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

Fair Value of Financial Instruments

ASC Topic 820 Fair Value Measurements and Disclosures (“ASC Topic 820”) provides a framework for measuring fair value in accordance with generally accepted accounting principles.

ASC Topic 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC Topic 820 establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs).

The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy under ASC Topic 820 are described as follows:

●	Level 1 — Unadjusted quoted prices in active markets for identical assets or liabilities that are accessible at the measurement date.
●	Level 2 — Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; inputs other than quoted prices that are observable for the asset or liability; and inputs that are derived principally from or corroborated by observable market data by correlation or other means.
●	Level 3 — Inputs that are unobservable for the asset or liability.

The following section describes the valuation methodologies that the Company used to measure different financial instruments at fair value.

Debt

The fair value of the Company’s debt, which approximated the carrying value of the Company’s debt as of June 30, 2023 and December 31, 2022. Factors that the Company considered when estimating the fair value of its debt included market conditions, and term of the debt. The level of the debt would be considered as Level 2.

The Company relies on the guidance provided by ASC Topic 480, Distinguishing Liabilities from Equity, to classify certain convertible instruments. The Company first determines whether a financial instrument should be classified as a liability. The Company will determine the liability classification if the financial instrument is mandatorily redeemable, or if the financial instrument, other than outstanding shares, embodies a conditional obligation that the Company must or may settle by issuing a variable number of its equity shares.

The Company accounts for derivative instruments in accordance with ASC Topic 815, Derivatives and Hedging (“ASC Topic 815”), and all derivative instruments are reflected as either assets or liabilities at fair value on the consolidated balance sheets. The Company uses estimates of fair value to value its derivative instruments. Fair value is defined as the price to sell an asset or transfer a liability in an orderly transaction between able and willing market participants. In general, the Company’s policy in estimating fair values is to first look at observable market prices for identical assets and liabilities in active markets, where available. When these are not available, other inputs are used to model fair value such as prices of similar instruments, yield curves, volatilities, prepayment speeds, default rates and credit spreads, relying first on observable data from active markets. Depending on the availability of observable inputs and prices, different valuation models could produce materially different fair value estimates. The values presented may not represent future fair values and may not be realizable. The Company categorizes its fair value estimates in accordance with ASC Topic 820, based on the hierarchical framework associated with the three levels or price transparency utilized in measuring financial instruments at fair value as discussed above.

Once the Company determines that a financial instrument should not be classified as a liability, the Company determines whether the financial instrument should be presented between the liability section and the equity section of the balance sheet (“temporary equity”). The Company will determine temporary equity classification if the redemption of the financial instrument is outside the control of the Company (i.e. at the option of the holder). Otherwise, the Company accounts for the financial instrument as permanent equity.

Initial Measurement

The Company records its financial instruments classified as a liability, temporary equity or permanent equity at issuance at the fair value, or cash received.

Subsequent Measurement - Financial instruments classified as liabilities

The Company records the fair value of its financial instruments classified as liabilities at each subsequent measurement date. The changes in fair value of its financial instruments classified as liabilities are recorded as other expense/income. The Monte Carlo simulation is used to determine the fair value of derivatives for instruments with embedded conversion features and for free standing warrants as discussed further in Note 7.

Additional Disclosures Regarding Fair Value Measurements

The carrying value of cash, accounts receivable, inventory, other assets, and accounts payable and accrued expenses approximate their fair value due to the short-term maturity of those items.

Warrant Liabilities and Convertible Liabilities

The fair value of the derivative liabilities is classified as Level 3 within the Company’s fair value hierarchy. Please refer to Note 7, Derivative Instruments, for further discussion of the measurement of fair value of the derivatives and their underlying assumptions.

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

Concentration Risk

The Company outsources certain portions of product design and development for its vehicles to third-parties. In addition, the Company has outsourced the manufacturing of all of its vehicles to third-party manufacturers, including one manufacturer for three of its vehicles and this third-party is also performing product design and development services on these vehicles.

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

NOTE 3 – INVENTORY

Inventory consists of the following:

	June 30, 2023	December 31, 2022
Raw materials	$2,071,795	$3,060,160
Work in process	–	439,839
Finished goods	2,621,943	2,145,884
Total inventory	$4,693,738	$5,645,883

The Company has purchase commitments for future payments due for inventory where initial deposits were paid as of June 30, 2023. The total additional payments due subsequent to June 30, 2023 are $463,967.

NOTE 4 – LONG – LIVED ASSETS

Property and Equipment

Property and equipment consist of the following:

	June 30, 2023	December 31, 2022
Machinery, tooling and equipment	$586,245	$352,137
Vehicles	213,528	156,648
Internal use manufactured vehicles	274,385	274,385
Fixtures & furniture	90,768	50,768
Leasehold improvements	44,663	44,663
Computers	234,898	228,671
	1,444,487	1,107,272
Less: Accumulated depreciation	(539,701)	(505,506)
Total property and equipment	$904,786	$601,766

Depreciation expense for the three and six months ended June 30, 2023 was $53,330 and $103,718, respectively. Depreciation expense for the three and six months ended June 30, 2022 was $192,322 and $303,849, respectively

NOTE 5 – NOTES PAYABLE

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

In March 2023, the Company entered into two financing arrangements to purchase two vehicles. The total principal of these arrangements is $96,024 with interest rates of 11.44% and 8.63% and monthly payments totaling $1,923 are due through January 2028 and $908 per month until February 2029.

The following table provides the maturities of notes payable as of June 30, 2023:

Remainder of 2023	$11,536
2024	23,073
2025	23,073
2026	23,073
2027	23,073
2028	11,913
2029	1,816
Total future payments	117,557
Less: Interest	(25,606)
Total notes payable	91,951
Less current portion	(14,550)
Long-term notes payable	$77,401

NOTE 6 - CONVERTIBLE NOTES

On August 24, 2022, the Company issued senior convertible notes with an aggregate principal amount of $27,173,913 due February 24, 2024. The Convertible Notes had a conversion price of $2.25 per share of common stock (12,077,295 total shares if fully converted) and were issued with an original issue discount of 8.0% and did not bear interest unless an event of default occurred, upon which interest would have accrued at 10% per annum. The holders of the Convertible Notes could have converted any portion of the principal at any time during the term of the notes. The holders of the Convertible Notes also received fully vested warrants (the “Note Warrants”) to purchase 9,057,971 shares of the Company’s common stock at an exercise price of $2.85 per share. The conversion and warrant exercise prices were subject to adjustment if the Company declared a stock dividend, stock split or recapitalization. The Company received net cash proceeds, after issuance costs (excluding the value of the warrants issued to the placement agent as discussed below) of $22,300,321.

Company allocated the net proceeds received from the issuance of the Convertible Notes and Note Warrants based on the relative fair values of each resulting in net proceeds of $15,122,345 being allocated to the Convertible Notes recorded as a current liability in the balance sheet and net proceeds of $6,561,247 being allocated to the Note Warrants which was recorded in equity. The Company recorded non-cash interest expense through May 24, 2023 (see below for discussion of issuance of additional convertible notes) to accrete the allocated value of the Convertible Notes using the effective interest method and an interest rate of 39.6%. The Company incurred debt issuance costs of $3,316,409 upon issuance of the Convertible Notes, which includes $616,730 for the fair value of the warrants issued to the placement agent of the Convertible Notes as further described in Note 9. These debt issuance costs were amortized as additional interest expense through May 24, 2023. Total interest expense for the Convertible Notes for the three and six months ended June 30, 2023 was $1,136,997 and $2,913,632, respectively, prior to the recognition of the unamortized discount and issuance costs upon issuance of the addition senior convertible notes noted below.

On May 24, 2023, the Company issued additional senior convertible notes (“New Notes'') with an aggregate principal amount of $4,934,783 due February 24, 2024 to the same investors of the Convertible Notes. The New Notes had an initial conversion price of $2.54 per share of common stock, which was subject to adjustment to $0.75 upon stockholder approval (6,579,710 total shares if fully converted at $0.75 per share, stockholder approval was received on August 3, 2023, see Note 13). The conversion price is also subject to further adjustment if the Company completes an equity or convertible note offering with a price below $0.75, or completes a stock split, reverse stocks split or recapitalization where the five-day VWAP of the Company’s stock price is below $0.75, with a floor price of $0.22 (subject to stockholder approval, see Note 13). The New Notes were issued with an original issue discount of 9.7% and do not bear interest unless an event of default has occurred, upon which interest accrues at 10% per annum. The holders of the New Notes also received fully vested warrants (the “New Warrants”) to purchase 5,434,783 shares of the Company’s common stock at an initial exercise price of $1.09 per share, which was also subject to adjustment to $0.75 upon stockholder approval which approval was received on August 3, 2023 (see Note 13). The New Warrants expire on August 24, 2027.

Concurrent with the issuance of the New Notes, the Company exchanged the Convertible Notes into two new notes, Series A Notes and Series B Notes both due February 24, 2024 (collectively the “Exchange Notes” and collectively with the New Notes the “May 2023 Notes”). The aggregate principal amount of Series A Notes is $3,690,422 and these are convertible into the Company’s common stock at $0.75 per share (4,920,562 total shares if fully converted). The aggregate principal amount of the Series B Notes is $23,483,491 were initially convertible into the Company’s common stock at $1.09 per share (21,544,487 total shares if fully converted) but were subject to adjustment to $0.75 upon stockholder approval (31,311,322 total shares if fully converted at $0.75 per share), which approval was received on August 3, 2023, (see Note 13).

The May 2023 Notes contain certain conversion limitations, providing that no conversion may be made if, after giving effect to the conversion, the holder, together with any of its affiliates, would own in excess of 9.99% of the Company’s outstanding shares of common stock after giving effect to such conversion. The Company can force conversion of the Series A and Series B Notes at any time if the weighted average price of the Company’s common stock for ten consecutive trading days equals or exceeds $1.17 or $1.69, respectively, subject to the share limitations described above. In addition to default interest of 10% accruing on the May 2023 Notes, the holders may require the Company to redeem a portion or all of the outstanding May 2023 Notes.

Events of default for the May 2023 Notes are defined in the note agreements and include the following:

•	Failure of the Company to file a registration statement, and have declared effective to register the shares of the Company’s common stock within a specified period (the Company has met this requirement as of June 28, 2023)
•	Suspension of trading, or failure to be listed, of the Company’s common stock on an eligible market, as defined, for a period of two consecutive trading days or an aggregate of ten trading days in a 365-day period
•	Failure to deliver shares of the Company’s common stock within five days following a conversion notification
•	Failure to reserve shares of the Company’s common stock for the conversion of the May 2023 Notes and May 2023 Warrants
•	Any acceleration prior to maturity of any indebtedness of the Company, declaration of bankruptcy, or court ordered bankruptcy
•	Final judgment or judgments for payment aggregating in excess of $250,000 are rendered against the Company not covered by insurance or indemnity and are not discharged or stayed pending appeal within 60 days of judgment
•	Breach of any representation, warranty or covenant by the Company to the transaction documents of the May 2023 Notes and Exchange Warrants
•	Any material damage to, or loss, theft or destruction of a material amount of the property of the Company
•	Failure to remove any restrictive legends on any shares of the Company’s common stock issued to the holders of the May 2023 Notes
•	Electronic transfer of shares of the Company’s common stock is not available

As of June 30, 2023, the Company is in compliance with all covenants. The May 2023 Notes require the Company to have unrestricted and unencumbered cash on deposit of $10,000,000 or greater if the outstanding principal (and interest, if any) of the May 2023 Notes is $15,000,000 or greater as of December 31, 2023. The cash on deposit requirement is reduced dollar for dollar to the extent that the outstanding principal (and interest, if any) of the May 2023 Notes is less than $15,000,000 on December 31,2023.

The Company also exchanged the 9,057,951 Note Warrants with an exercise price of $2.85 per share issued with the Convertible Notes in August 2022 for 17,057,091 warrants which had an initial exercise price of $1.09 per share (the “Exchange Warrants”), and which exercise price was adjusted to $0.75 per share upon stockholder approval, which approval was received on August 3, 2023 (see Note 13). The Exchange Warrants expire August 24, 2027.

The conversion prices of the Exchange Notes, and the exercise prices of the New Warrants and Exchange Warrants (collectively the “May 2023 Warrants”) are subject to further adjustment in the event that the Company issues additional common stock, stock options, warrants or convertible notes with prices below $0.75 per share, or completes a stock split or reverse stock split where the Company’s five day volume weighted average stock price is below $0.75 per share with a floor of $0.22 per share see Note 13).

Holders of the May 2023 Notes and the Exchange Warrants (collectively the “Holders”) do not have voting rights to the extent they have not converted their notes or exercised their warrants.

The May 2023 Warrants contain certain conversion limitations, providing that a holder thereof may not exercise such warrants to the extent that, if after giving effect to such conversion, the holder or any of its affiliates would beneficially own in excess of 4.99% of the outstanding shares of the Company’s common stock immediately after giving effect to such exercise. The May 2023 Warrants provide the holders the right to exercise these warrants on a non-cash basis if the Company does not have an effective registration statement for the underlying shares of common stock.

The Company has evaluated the issuance of the New Notes and Exchange Notes and related warrants and has determined that the Convertible Notes have been extinguished based on the conclusion that the terms of the New Notes and Exchange Notes are substantially different than the Convertible Notes in accordance with ASC 470, Debt. In addition, the Company has recognized a loss on the extinguishment of the Convertible Notes based on the carrying value of the Convertible Notes at the transaction date, plus gross proceeds received from the issuance of New Notes and New Warrants, less the fair value of the i) New Notes and conversion option, ii) New Warrants, iii) Exchange Notes and conversion options, and i) Exchange Warrants. The resulting loss on extinguishment was $22,296,988, which includes the unamortized issuance costs of $1,330,296 of the Convertible Notes as of the date of the issuance of the New Notes. The fair value of the May 2023 Notes were estimated based on the future cash flows discounted at an interest rate of 14.9%. The May 2023 Notes were recorded at their initial fair values as follows:

	Fair Value	Principal Amount
New Notes	$4,410,058	$4,934,783
Series A Exchange Notes	3,298,012	3,690,422
Series B Exchange Notes	20,986,449	23,483,891
Total May 2023 Notes	$28,694,519	$32,109,096

The Company recognized interest expense of $406,353 in the three and six months ended June 30, 2023 for the accretion of the discount on the May 2023 Notes during the periods.

The Company estimated the fair value of the conversion features of the New Notes, Exchange Notes, New Warrants and Exchange Warrants as of May 24, 2023 as discussed in Note 7 below.

The Company incurred debt issuance costs of $586,968 upon issuance of the New Notes and New Warrants. The Company will amortize these issuance costs as additional interest expense over the remaining term of the New Notes. The Company recognized interest expense of $65,219 for the amortization of these issuance costs for the three and six months ended June 30, 2023.

As of June 30, 2023, no conversions of the May 2023 Notes or exercise of the May 2023 Warrants or warrants issued to the placement agent for the Convertible Notes offering have occurred.

NOTE 7 - DERIVATIVE FINANCIAL INSTRUMENTS

As discussed in Note 6, the Company recognized a loss on the extinguishment of the Convertible Notes based on the fair values of the New Notes including the conversion feature, New Warrants, Exchange Notes and conversion feature and Exchange Warrants. The Company determined that there was a derivative liability associated with the conversion features in the New Notes and Exchange Notes due to the variable conversion price subject to stockholder approval in the conversion feature. Therefore, the Company has separated conversion features from the New Notes and Exchange Notes and has recorded them at fair value and will continue to adjust them to fair value until the conversion price is fixed. The Company has also determined that the New Warrants and Exchange Warrants are derivative liabilities due to the potential adjustment in the exercise prices. The Company has accounted for the New Warrants and Exchange Warrants as liabilities at fair value and will continue to adjust them to fair value until the exercise prices are fixed.

The fair value of the conversion features and warrant liabilities were calculated using a Monte Carlo simulation and the following assumptions and methodologies:

	May 24, 2023	June 30, 2023
Conversion Feature Liabilities
Company stock price on valuation date	$0.70	$0.57
Volatility (closing prices of guideline comparable public companies)	86.3%	81.8%
Conversion price per share	$0.75	$0.75
Note term (years)	0.76	0.65
Risk free interest rate	5.1%	5.30%

Warrant Liabilities
Company stock price on valuation date	$0.70	$0.57
Volatility (closing prices of guideline comparable public companies)	119.2%	116.4%
Conversion price per share	$0.75	$0.75
Warrant term (years)	4.25	4.15
Risk free interest rate	3.8%	4.2%

In addition to the above factors, the Company also used a probability assessment to evaluate whether stockholder approval would be received to lower the conversion and exercise prices. The Company utilized a 50/50 assessment that stockholders would or would not approve the lower conversion and exercise price. Management notes that at the time of the assessment, the stockholder vote had not yet started therefore there was no data to determine whether one scenario was more likely than another.

Based on the above factors, the estimated fair value of the Company’s derivative liabilities carried at fair value at May 24, 2023 and June 30, 2023 as follows:

	May 24, 2023	June 30, 2023
Conversion Feature - New Notes	$663,096	$338,657
Conversion Feature - Series A Exchange Notes	970,805	497,276
Conversion Feature - Series B Exchange Notes	4,324,792	2,099,053
New Warrants	3,123,682	2,418,090
Exchange Warrants	9,287,474	7,223,985
Total	$18,369,849	$12,577,061

The Company recognized a gain of $5,792,788 for the change in the fair values of the conversion features of the May 2023 Notes and the New Warrants and Exchange Warrants from the period from May 24, 2023 to June 30, 2023.

NOTE 8 – RELATED PARTY TRANSACTIONS

During 2022, the Company issued purchase orders and made prepayments for prototype parts of $21,860 to a vendor that Pink Possum, LLC (“Pink Possum”), an entity controlled by Mr. Okonsky, one of the Company’s founders, Chairman of the Board and Chief Technology Officer, holds an equity interest of 25% as of June 30, 2023. This vendor is expected to provide additional prototype and product parts for a prototype of an upgraded version of the Stag expected to be released in the future.

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

Total amortization expense for the right-of-use asset recorded for the initial lease for the three and six months ended June 30, 2022 was $12,342 and $49,367, respectively. There was no amortization expense recorded in 2023.

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

On August 28, 2020, the Company entered into three year consulting agreements with Pink Possum, and Highbridge Consultants, LLC (“Highbridge”), an entity controlled by Mr. Adrian James, a co-founder of the Company, pursuant to which Messrs. Okonsky and James provide the Company with services. In consideration for entering into the consulting agreements, the Company issued the two entities ten-year warrants to purchase the Company’s common stock at an exercise price of $0.004 per share. The number of shares of common stock issuable pursuant to the warrants was based on the number of shares of the Company’s common stock outstanding at the time of exercise and provided that Pink Possum and Highbridge would receive 18.75% and 25%, respectively, of the Company’s shares of common stock outstanding at the time of exercise on a fully diluted basis. On March 26, 2021 and March 25, 2021, respectively, Pink Possum and Highbridge entered into amendments to the consulting agreements agreeing to exchange the original warrants for new ten-year warrants to purchase 4,750,000 and 6,250,000 shares, respectively, of common stock at an exercise price of $0.98. During the year ended December 31, 2021, the Company recognized compensation expenses of $5.6 million and $7.4 million for the warrants issued to Pink Possum and Highbridge, respectively. On December 20, 2021, Highbridge exercised all of its warrants on a cashless basis and the Company issued 5,507,575 shares of common stock to Highbridge.

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

NOTE 9 – STOCKHOLDERS’ EQUITY

On June 14, 2023, the Company’s stockholders approved an increase in the Company’s authorized shares of common stock from 100,000,000 to 250,000,000. The Company’s common stock has a par value of $0.00001. In addition, the Company is authorized to issue 5,000,000 shares of preferred stock with a par value of $0.00001. The specific rights of the preferred stock, when so designated, shall be determined by the board of directors.

Common Stock

On February 1, 2022, the Company sold 6,666,667 shares of its common stock in a public offering at $3.00 per share. The Company received net proceeds of $18,089,184 after underwriter commissions and expenses of $1,910,883. The underwriter was also issued a warrant to purchase 333,334 shares of the Company’s common stock at an exercise price of $3.75 per share that expires five years from the date of issuance.

On May 24, 2023, the Company sold 6,000,000 shares of its common stock in a public offering at $0.75 per share. The Company received net proceeds of $3,998,700 after underwriter commissions and expenses of $501,300. The underwriter agreement provided the underwriter with a right of first refusal for any additional securities offerings within twelve months of this offering.

As discussed in Note 6 above, on May 24, 2023 the Company issued the May 2023 Notes and May 2023 Warrants, along with the warrants to the placement agent in August 2022 with the issuance of the Convertible Notes. The Company received consent from the underwriter to issue such securities. In addition, the Company was required to reserve 108,115,942 shares of common stock for future issuance of shares for the conversion of the May 2023 Notes and exercise of the May 2023 Warrants and 603,864 shares for the exercise of the placement agent warrants. The placement agent agreement provided the placement agent with the right of first refusal for any additional securities offerings within twelve months of this offering.

Warrants

As discussed in Note 6, the Company issued the Note Warrants, which were fully vested, to purchase 9,057,971 shares of the Company’s common stock at an exercise price of $2.85. The Note Warrants expire five years from the issuance date. Also, the Company issued to the placement agent of the Convertible Notes, fully vested warrants to purchase 603,864 shares of the Company’s common stock at an exercise price of $3.5625. The warrants were not exercisable until February 24, 2023 and expire on February 24, 2028. The Company valued all of these warrants using the closing price of the Company’s common stock on August 24, 2022 of $2.44, volatility of 79.81% based on peer companies, risk free interest rate of 3.03%, no dividends and an estimated life of 2.5 years.

In May 2023, all of the Note Warrants to purchase 9,057,971 shares of the Company’s common stock were exchanged for Exchange Warrants to purchase 17,057,971 shares of the Company’s common stock with an initial exercise price of $1.09 per share (which was adjusted to $0.75 per share upon stockholder approval, see Note 13). The Exchange Warrants expire August 24, 2027. Also in May 2023, in connection with the issuance of the New Notes, the Company also issued New Warrants to purchase 5,434,783 shares of common stock at an initial exercise price of $1.09 (which was adjusted to $0.75 per share upon stockholder approval, see Note 13).

During the three and six months ended June 30, 2023, the Company recognized no expense and during the three and six months ended June 30, 2022, the Company recognized expense of $0 and $7,302, respectively, related to common stock warrants as all warrants are fully vested as of June 30, 2023. As noted in Note 7 above, the Company has determined that the Exchange Warrants and New Warrants are derivative liabilities and is recording them at fair value with changes being recorded in earnings. Additional gains or losses will be recognized in the future for the change in the fair value of the May 2023 warrants due to the potential adjustment to the exercise price based on stockholder approval. No expense will be recognized for any other warrants outstanding as of June 30, 2023.

The following is the activity related to common stock warrants during the six months ended June 30, 2023:

	Common Stock Warrants
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Life in years	Intrinsic Value

Outstanding at January 1, 2023	15,085,618	$2.33
Granted	22,492,754	$1.09
Canceled	–	$–
Exchanged	(9,057,971)	$2.85
Expired	–	$–
Exercised	–	$–
Outstanding at June 30, 2023	28,520,401	$1.19	4.76	$38,386
Exercisable at June 30, 2023	28,520,401	$1.19	4.76	$38,386

NOTE 10 – STOCK-BASED COMPENSATION

In January 2021, the Company’s board of directors adopted the Volcon, Inc. 2021 Stock Plan, (the “2021 Plan”). The 2021 Plan is a stock-based compensation plan that provides for discretionary grants of stock options, stock awards, and restricted stock unit awards to employees, members of the board of directors and consultants (including restricted stock units issued prior to the adoption of the plan as further discussed below). The Company initially reserved a total of 3,000,000 shares of the Company’s common stock for issuance under the 2021 Plan. On July 26, 2022, the Company’s stockholders approved an increase of 4,000,000 shares of the Company’s common stock for issuance under the 2021 plan, which may be adjusted for changes in capitalization and certain corporate transactions. To the extent that an award, if forfeitable, expires, terminates or lapses, or an award is otherwise settled in cash without the delivery of shares of common stock to the participant, then any unpaid shares subject to the award will be available for future grant or issuance under the 2021 Plan. Shares available for issuance under the 2021 Plan as of June 30, 2023, were 2,951,282 shares. Awards vest according to each agreement and as long as the employee remains employed with the Company or the consultant continues to provide services in accordance with the terms of the agreement.

Restricted Stock Units

The following is the restricted stock unit activity for the six months ended June 30, 2023:

Outstanding January 1, 2023	75,000
Granted	–
Vested (1)	(25,000)
Canceled	–
Outstanding June 30, 2023	50,000

(1)	25,000 RSUs were subject to cancellation due to termination of employment. However, the Company entered into a modification to allow the employee to fully vest in these RSUs as part of a severance agreement. The Company recorded additional expense of $31,487 during the three months ended March 31, 2023 related to this modification.

In January 2022, the Company modified the vesting terms of 100,000 RSUs that had vested as of December 31, 2021 to extend the vesting through May 15, 2022. The Company granted an additional 25,000 RSUs to the holders of these RSUs that vesting was extended and these additional RSUs vested as of May 15, 2022. The Company recorded an additional expense of $1,267,250 during 2022 related to these modifications.

For the three and six months ended June 30, 2023, the Company recognized expense for RSUs of $23,550 and $77,323, respectively. For the three and six months ended June 30, 2022, the Company recognized expense for RSUs of $249,222 and $1,196,810, respectively. The Company expects to recognize additional compensation expenses of $44,352 related to RSUs assuming all awards outstanding at June 30, 2023 will vest.

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

Stock Options

The following summarizes activity relating to common stock options to employees and consultants for services during the six months ended June 30, 2023:

	Common Stock Options
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Life in years	Intrinsic Value
Outstanding at January 1, 2023	3,288,830	$3.08
Granted	314,000	$1.27
Forfeited	(297,333)	$3.43
Exercised	(25,000)	$1.00
Outstanding at June 30,2023	3,280,497	$2.89	8.72	$0
Exercisable at June 30, 2023	1,267,917	$2.81	8.45	$0

The Company valued the options using the closing stock price of the Company’s common stock on the date of grant, an estimated volatility between 78.5% - 81.2% based on peer companies, risk free interest rate between 3.54% - 3.94%, no dividends and an estimated life of 6 years. During the three and six months ended June 30, 2023 the Company recognized share-based compensation expenses of $601,844, and $1,605,504, respectively, related to common stock options. During the three and six months ended June 30, 2022 the Company recognized share-based compensation expenses of $375,391, and $995,667, respectively, related to common stock options. The Company expects to recognize additional compensation expenses of $2,137,055 related to these common stock options assuming all awards will vest.

Total stock-based compensation recorded for the three and six months ended June 30, 2023 and 2022 for all stock based compensation awards, including warrants, has been recorded as follows:

	Three Months Ended June 30, 2023	Three Months Ended June 30, 2022	Six Months Ended June 30, 2023	Six Months Ended June 30, 2022
Cost of Goods Sold	$149,601	$55,373	$356,079	$277,879
Sales and Marketing	233,113	188,529	544,871	461,856
Product Development	100,379	233,050	308,971	579,194
General and Administrative	142,301	147,662	472,906	880,850
Total	$625,394	$624,614	$1,682,827	$2,199,779

NOTE 11 – LOSS PER COMMON SHARE

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

	Three months	Three months	Six months	Six months
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022

Numerator:

Net loss	$(23,028,194)	$(9,926,462)	$(30,327,663)	$(18,538,808)

Denominator:

Denominator for basic and diluted net loss per common share - weighted average of common shares	27,120,614	24,243,189	25,835,014	23,001,040

Basic and diluted net loss per common share	$(0.85)	$(0.41)	$(1.17)	$(0.81)

Common shares consisting of shares potentially dilutive as of June 30, 2023 and 2022 are as follows:

	June 30, 2023	June 30, 2022
Convertible Notes	$28,407,879	$–
Warrants	28,520,401	5,423,783
Stock options	3,280,497	2,150,247
Restricted stock units	50,000	150,000
Total	$60,258,777	$7,724,030

NOTE 12 – INCOME TAXES

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

Significant components of the Company's deferred tax assets and liabilities at June 30, 2023 and December 31, 2022 are as follows:

	June 30, 2023	December 31, 2022
Deferred tax assets
Net operating losses	$10,499,611	$9,106,430
Depreciation and intangible assets	1,745,020	1,502,868
Research & development credit	1,457,766	1,308,956
Lease liability	285,550	322,167
Inventory	1,253,237	1,290,968
Stock-based compensation	3,202,130	3,103,037
Accrued expenses	284,550	233,284
Capital loss carryover	276,522	261,922
Other	25,966	177,074
Total	19,030,354	17,306,705
Valuation allowance	(18,276,890)	(16,661,612)
Net deferred tax asset	753,464	645,093
Deferred tax liabilities
Prepaid expenses	(475,358)	(328,836)
Right-of-use assets	(278,106)	(316,257)
Total net deferred taxes deferred tax liabilities	$–	$–

Management currently believes that since the Company has a history of losses it is more likely than not that the deferred tax regarding the loss carry forwards and other temporary differences will not be realized in the foreseeable future. The Company believes that carryforward limitations will be applied to the historical net operating losses due to the change of control that occurred upon the completion of the Company’s initial public offering. The Company's cumulative net operating loss carry forward of approximately $50.0 million as of June 30,2023, may be limited in future years depending on future taxable income in any given fiscal year. The net operating losses can be carried forward indefinitely.

The Company has recorded no liability for income taxes associated with unrecognized tax benefits at the date of adoption and has not recorded any liability associated with unrecognized tax benefits. Accordingly, the Company has not recorded any interest or penalty in regard to any unrecognized benefit.

NOTE 13 – LEASES

The components of lease cost for operating leases for the three and six months ended June 30, 2023 and 2022 is as follows:

	Three Months Ended June 30, 2023	Three Months Ended June 30, 2022	Six Months Ended June 30, 2023	Six Months Ended June 30, 2022
Lease Cost
Operating lease cost	$117,250	$140,583	$234,499	$299,256
Short-term lease cost	29,730	90,782	89,520	131,380
Variable lease cost	–	–	–	–
Sublease income	–	–	–	–
Total lease cost	$146,980	$231,365	$324,019	$430,636

Supplemental cash flow information related to leases for the six months ended June 30, 2023 and 2022, is as follows:

	2023	2022
Other Lease Information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$174,365	$199,966
Amortization of right-of-use assets	$181,677	$257,647

The following table summarizes the lease-related assets and liabilities recorded on the balance sheet at June 30, 2023 and December 31, 2022:

	June 30, 2023	December 31, 2022
Lease Position
Operating Leases:
Operating lease right-of-use assets	$1,324,310	$1,505,987
Right-of-use liabilities operating leases short-term	412,159	391,117
Right-of-use liabilities operating leases long-term	947,604	1,143,011
Total operating lease liabilities	$1,359,763	$1,534,128

The Company utilizes the incremental borrowing rate in determining the present value of lease payments unless the implicit rate is readily determinable.

Lease Term and Discount Rate	June 30, 2023
Weighted-average remaining lease term (years):
Operating leases	3.2
Weighted-average discount rate:
Operating leases	6.05%

The following table provides the maturities of lease liabilities at June 30, 2023:

Operating
Leases
Remainder of 2023	$231,384
2024	471,638
2025	485,702
2026	340,591
Total future undiscounted lease payments	1,529,315
Less: Interest	(169,552)
Present value of lease liabilities	$1,359,763

NOTE 14 - SUBSEQUENT EVENT

As required under the May 24, 2023 New Notes and New Warrants and Exchange Notes and Exchange Warrant transactions discussed in Note 6, the Company held a special meeting of the stockholders on August 3, 2023 where a quorum of stockholders approved the adjustment of the conversion price of the New Notes and Series B Exchange Notes to $0.75 per share. In addition, the Floor Price, as defined in the transaction agreements, for the New Notes and Series B Exchange Notes conversion price and the New Warrants and Exchange Warrants exercise prices was reduced to $0.22 per share.

On July 5, 2023, the Company received a notice from Nasdaq that it was not in compliance with Nasdaq’s Listing Rule 5550(b)(2), which requires that it maintain a market value of listed securities (“MVLS”) of $35 million. MVLS is calculated by multiplying the Company’s shares outstanding by the closing price of its common stock. On July 6, 2023, the Company received a notice from Nasdaq that it was not in compliance with Nasdaq’s Listing Rule 5550(a)(2), as the minimum bid price of its common stock had been below $1.00 per share for 30 consecutive business days.

The Company until January 2, 2024, to regain compliance with both the MVLS requirement and the minimum bid price requirement. To regain compliance with the MVLS requirement, the Company’s MVLS must close at $35 million or more for a minimum of ten consecutive business days during this grace period. To regain compliance with the minimum bid price rule, the minimum bid price of the Company’s common stock must meet or exceed $1.00 per share for a minimum of ten consecutive business days during this grace period. While the Company may be able to qualify for additional time to attempt to regain compliance, there can be no assurance that it will qualify for additional time to regain compliance, or that it will regain compliance with or without such additional time. If the Company does not regain compliance within the allotted compliance period(s), including any extensions that may be granted by Nasdaq, Nasdaq will provide notice that the Company’s shares of common stock will be subject to delisting.

On July 12, 2023, the Company’s board of directors approved a total of 2,155,500 stock option grants with an exercise price equal to $0.69 per share and a one-year vesting period to all employees and independent members of the board of directors.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is intended as a review of significant factors affecting the Company’s financial condition and results of operations for the periods indicated. This discussion and analysis should be read in conjunction with the financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and the Company’s Annual Report on Form 10-K, which contains audited financial statements of the Company as of and for the year ended December 31, 2022, previously filed with the Securities and Exchange Commission. Results for the three and six months ended June 30, 2023 are not necessarily indicative of results for the year ending December 31, 2023 or any future period.

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

Forward-looking statements include, but are not limited to, statements about:

•	our ability to generate revenues from sales, generate cash from operations, or obtain additional funding to market our vehicles and develop new products;
•	our ability to successfully implement and effectively manage our outsourced manufacturing, design and development model and achieve any anticipated benefits;
•	the ability of third-party manufacturers to produce our vehicles in accordance with our design and quality specifications, with sufficient scale to satisfy customers and within a reasonable cost;
•	anticipated timing for the manufacture, design, production, shipping and launch of our vehicles;
•	the inability of our suppliers to deliver the necessary components for our vehicles at prices and volumes acceptable to our third-party manufacturers;
•	our ability to establish a network of dealers and international distributors to sell and service our vehicles on the timeline we expect;
•	our ability to obtain financing (floor plan) for our dealers to finance their inventory purchases from us;
•	whether our vehicles will perform as expected;
•	our facing product warranty claims or product recalls;
•	our facing adverse determinations in significant product liability claims;
•	customer adoption of electric vehicles;
•	the development of alternative technology that adversely affects our business;
•	increased government regulation of our industry;
•	tariffs and currency exchange rates; and
•	the conflict with Russia and the Ukraine and the potential adverse effect it may have on the availability of batteries for our vehicles.

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

We initially began to sell and distribute the Grunt and related accessories in the United States on a direct-to-consumer sales platform. We terminated our direct-to-consumer sales platform in November 2021. Prior to the termination of our direct-to-consumer sales platform, U.S. consumers made deposits for 360 Grunts (net of cancellations) and five Runts, plus accessories and a delivery fee representing total deposits of $2.2 million. These orders were cancelable by the consumer until the vehicle was delivered and after a 14-day acceptance period, therefore the deposits were recorded as deferred revenue. As of June 30, 2022, we had completed shipping of all Grunts sold through our direct-to-consumer sales platform. Due to delays in developing the Runt, we refunded the deposits made for all Runts.

Beginning in November 2021, we began negotiating dealership agreements with powersports dealers to display and sell our vehicles and accessories. Customers can now, or will soon be able to, buy our vehicles and accessories directly from a local dealership. Some of these dealers will also provide warranty and repair services to customers. As of June 30, 2023, we have 142 active dealers. Dealers can order any of our available products provided they are current on their accounts receivable and are within their established credit limit. We expect to be able to offer the dealers a financing option, or “floor plan” to make larger purchases of our vehicles, but we do not currently have this financing option available. We have agreements with third-party financing companies to provide financing to qualified customers of each dealer. There is no recourse to the Company or the dealer if the dealer’s customer defaults on the financing agreement with the third-party.

As of June 30, 2023, we have signed agreements with six importers in Latin America and one importer for the Caribbean Region, collectively referred to herein as the LATAM importers, to sell our vehicles and accessories in their assigned countries/markets. In June 2022, we signed an exclusive distribution agreement with Torrot Electric Europa S.A., referred to herein as Torrot, to distribute their electric motorcycles for youth riders in Latin America. We will use our LATAM importers to sell Torrot’s products in Latin America.

In October 2022, we signed an expanded agreement with Torrot to also be the exclusive distributor of Torrot and Volcon co-branded youth electric motorcycles in the United States as well as Latin America. This agreement supersedes the original Torrot agreement and once all Torrot branded inventory is sold, we will no longer distribute Torrot branded motorcycles. Finally, in December 2022, we signed an expanded agreement with Torrot to be the exclusive distributor of Volcon co-branded youth electric motorcycles in Canada. In June 2023, we wrote down all remaining Torrot branded inventory in the amount of $84,000.

We expect to expand our global sales of our vehicles and accessories beyond our current LATAM importer base. We expect to sign more LATAM importers in 2023 and expect to begin selling in Canada in 2024. We expect export sales to be executed with individual importers in each country that buy vehicles by the container. Each importer will sell vehicles and accessories to local dealers or directly to customers. Local dealers will provide warranty and repair services for vehicles purchased in their country.

In July 2022, we expanded our offerings with the introduction of the first of our Volcon UTV models, the Stag, which we anticipate will be available for delivery to customers in the fourth quarter of 2023, followed by additional models of the Stag expected in 2024 and 2025 and the introduction of a higher performance, longer range UTV (to be named) which we expect to begin delivering in 2025. The Stag will be manufactured by a third-party and incorporate electrification units, which include batteries, drive units and control modules provided by General Motors. Beginning in June 2022, we have taken non-binding pre-production orders which are cancelable prior to delivery.

Through August 2022, we assembled the Grunt in a leased production facility in Round Rock, Texas. In August 2022, we announced that we will outsource the manufacturing of the Grunt to a third-party manufacturer, which we anticipate will reduce costs and improve profitability on the Grunt. We also outsourced the manufacturing of the 2023 Grunt EVO to the same third-party manufacturer. The 2023 Grunt EVO will replace the Grunt and has a belt drive rather than a chain drive as well as an updated rear suspension. We have received prototypes of the Grunt EVO in the first quarter of 2023 and expect to begin sales in the third quarter of 2023.

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

In November 2022, we finalized an agreement for a third-party to manufacture the Runt LT. We received prototypes of the Runt LT in the first quarter of 2023 and expect to begin sales in the fourth quarter of 2023.

The estimated fulfillment of all orders we have received assumes that our third-party manufacturers can successfully meet our order quantities and deadlines. If they are unable to satisfy orders on a timely basis, our customers may cancel their orders.

Results of Operations

The following financial information is for the three and six months ended June 30, 2023 and 2022.

	Three Months Ended		Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022

Revenue	$519,300	$2,367,853	$1,689,758	$3,552,355
Cost of goods sold	(334,647)	(6,009,327)	(1,564,628)	(9,537,042)
Gross margin	184,653	(3,641,474)	125,130	(5,984,687)

Operating expenses:
Sales and marketing	2,380,617	1,645,907	4,169,987	2,660,813
Product development	1,166,732	2,102,709	2,953,083	4,598,421
General and administrative expenses	1,568,700	2,529,451	3,458,791	5,324,390
Total operating expenses	5,116,049	6,278,067	10,581,861	12,583,624

Loss from operations	(4,931,396)	(9,919,540)	(10,456,731)	(18,568,311)

Other income (expense)	10,618	(2,131)	16,503	38,986
Loss on extinguishment of Convertible Notes	(22,296,988)	–	(22,296,988)	–
Gain on change in fair value of financial liabilities	5,792,788	–	5,792,788	–
Interest expense	(1,603,216)	(4,791)	(3,383,235)	(9,483)
Total other expense	(18,096,798)	(6,922)	(19,870,932)	29,503

Loss before provision for income taxes	(23,028,194)	(9,926,462)	(30,327,663)	(18,538,808)
Provision for income taxes	–	–	–	–

Net loss	$(23,028,194)	$(9,926,462)	$(30,327,663)	$(18,538,808)

Revenue

Revenue for the three months ended June 30, 2023, was $519,300 which represents sales of Brats of $384,681, Volcon Youth and Torrot motorcycles of $48,113 and accessories and parts of $24,833 and an adjustment of $67,654 to reduce dealer rebates due to a change in the rebate program for remaining unsold Grunts in dealer inventory.

Revenue for the six months ended June 30, 2023, was $1,689,758 which represents sales of Grunts of $170,388, Brats of $1,042,198, Volcon Youth of $260,479 and accessories and parts of $151,980.

Revenue for the three and six months ended June 30, 2022, was $2,367,853 and $3,552,355 which represents sales of Grunts of $2,270,924 and $3,436,635, and accessories and parts of $96,930 and $115,720, respectively.

Cost of Goods Sold

Cost of goods sold for the three months ended June 30, 2023 was $334,647 including payroll costs of $280,240 and stock based compensation of $149,601 for employees performing warehouse and logistics management and quality control testing of Brats and Volcon Youth Motorcycles. Product costs for Brats and Volcon Youth sold during the period were $229,024 and $59,730, respectively. We recorded expense of $85,245 related to fees paid to cancel purchase orders to reduce raw material quantities, which was offset by a reduction in the net realizable valuation expense of $146,370 the Company was recording for excess quantities of raw materials that it was no longer obligated to purchase by paying these fees. Facilities costs were $88,846 for our warehouse facility and third-party warehousing costs. Also, the one year warranty for parts and labor on Grunts sold prior to June 30, 2022 expired (excluding the battery which is warranted for 2 years) and an adjustment to reduce the warranty accrual in the amount of $459,800 was recorded which reduced cost of goods sold. The Company also recorded a credit of $198,120 due to our third-party manufacturer of the Grunt EVO agreeing to take approximately $1.4 million of inventory, which was previously reduced to its estimated net realizable value, and gave the Company a credit of $1,600 for the first 1,000 Grunt EVOs we purchase. Finally, the Company recorded an expense of $84,000 to write off excess and obsolete Torrot inventory which was on hand as of June 30, 2023.

Cost of goods sold for the six months ended June 30, 2023, were $1,564,628. Costs include payroll costs of $682,343 and stock-based compensation of $356,079 for share-based award for employees performing warehouse and logistics management and quality control testing of Brats and Volcon Youth Motorcycles. Product costs for Brats, Volcon Youth and Grunts sold during the period were $595,640, $255,409, and $163,985, respectively. We recorded expense of $138,752 related to fees paid to cancel purchase orders to reduce raw material quantities, which was offset by a reduction in the net realizable valuation expense of $179,670; the Company was recording for excess quantities of raw materials that it was no longer obligated to purchase by paying these fees. Also, the one year warranty for parts and labor on Grunts sold prior to June 30, 2022 expired (excluding the battery which is warranted for 2 years) and an adjustment to reduce the warranty accrual in the amount of $459,800 was recorded which reduced cost of goods sold. Facilities costs were $211,157 for our warehouse facility and third-party warehousing costs. Shipping costs were reduced by $347,729 due to the reversal of an accrual for shipping costs and tariffs expected to be incurred to ship our Grunt raw materials and work-in-process inventory to our third-party manufacturer in Mexico which was no longer needed.

Cost of goods sold for the three months ended June 30, 2022 include labor costs of $678,809 for employees and contractors performing assembly and quality control testing of Grunts and stock-based compensation of $55,372 for share-based awards for employees. Part costs for Grunts sold during the period were $4,106,542, which includes an adjustment of $615,682 to reduce inventory to its net realizable value and other inventory adjustments of $427,694. Facilities costs were $167,639 for our manufacturing facility and inventory warehousing costs. Shipping costs and duties/tariffs for inventory purchases and shipments to customers were $350,259.

Cost of goods sold for the six months ended June 30, 2022 include labor costs of $1,363,971 for employees and contractors performing assembly and quality control testing of Grunts and stock-based compensation of $278,450 for share-based awards for employees. Part costs for Grunts sold during the period were $4,253,413. Facilities costs were $327,306 for our manufacturing facility and inventory warehousing costs. Shipping costs and duties/tariffs for inventory purchases and shipments to customers were $1,358,516.

Beginning in the third quarter of 2023 we expect revenue and cost of goods sold to increase further due to the expected sales of the Grunt EVO in the third quarter and Runt LT and Stag in the fourth quarter of 2023. Our cost per Grunt EVO and Runt LT is fixed in our contract with the third-party manufacturer. We have identified a supplier who can build and deliver the Grunt EVO at a lower cost than we were able to source parts and assemble the Grunt EVO ourselves. We also transferred Grunt parts inventory of approximately $1.4 million to this supplier in exchange for a per unit reduction in the contractual cost the third-party manufacturer will charge the Company. Additional cost savings may be realized if the third-party manufacturer can source or manufacture parts at a lower cost.

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

For the three months ended June 30, 2023, sales and marketing expenses were $2,380,617 and include $967,982 for promoting our products and brand, $783,229 for employee payroll costs, stock-based compensation expense of $233,113 for share-based awards granted to employees and consultants, $46,685 related to facilities costs, and travel costs of $109,035 primarily related to costs incurred for travel to build our dealer and distributor network. Bad debt expense was $70,383 and legal and consulting fees related to entering into international distribution agreements were $116,447.

Sales and marketing expenses were $4,169,987 for the six months ended June 30, 2023 and were primarily related to expenses associated with promoting our products and brand of $1,556,303, employee payroll costs of $1,506,591, stock-based compensation of $544,872 for share-based awards granted to employees and consultants, and travel costs of $180,277 primarily related to costs incurred for travel to build our dealer network. Facilities costs were $85,137. Bad debt expense was $51,198 and legal and consulting fees mainly related to entering into international distribution agreements were $141,223.

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

For the three months ended June 30, 2023, general and administrative expenses were $1,568,700 and were primarily related to expenses associated with employee payroll costs of $526,478, stock-based compensation of $142,301 for share-based awards granted to employees and consultants, professional fees of $228,199 (including legal fees of $127,906 for legal services and tax and audit fees of $31,827 and recruiting fees of $29,500), software costs of $83,936, insurance costs of $333,220, other public company expenses of $60,065 and the annual stockholders meeting cost $87,315.

For the six months ended June 30, 2023, general and administrative expenses were $3,458,791 and were primarily related to expenses associated with employee payroll costs of $1,139,459, stock-based compensation of $472,906 for share-based awards granted to employees and consultants, professional fees of $503,940 (including legal fees of $214,881, tax and audit fees of $187,177 and recruiting fees of $29,500), software costs were $235,394, insurance costs of $683,191, and other public company expenses were $140,754.

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

For the three months ended June 30, 2023, product development expenses totaled $1,166,732 and primarily relate to expenses associated with employee payroll costs of $431,833, stock-based compensation of $100,379 for share-based awards granted to employees and consultants, prototype vehicles and parts costs of $384,479, facilities costs of $45,482 and $49,497 for supplies and software.

Product development expenses were $2,953,083 for the six months ended June 30, 2023 and were primarily related to expenses associated with employee payroll costs of $939,509, stock-based compensation of $308,971 for share-based awards granted to employees and consultants, professional fees of $367,083 for product design, prototype vehicles and parts costs of $980,268, including $70,173 in tooling costs, shipping costs of $45,836 related to shipping prototypes, $87,424 for supplies and software and facilities cost of $93,306

For the three months ended June 30, 2022, product development expenses totaled $2,102,709 and primarily relate to expenses associated with employee payroll costs of $1,027,495, stock-based compensation of $228,437 for share-based awards granted to employees and consultants, professional fees of $55,182 for product design and $0 for employee recruitment, prototype parts and tooling costs of $96,451, facilities cost of $48,110 and software fees, small equipment, tools and shop supplies of $39,042.

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

We expect product development costs related to employee costs to remain consistent with the expense level of the six months ended June 30, 2023 since we have outsourced certain design and development of our new vehicle models in the fourth quarter of 2022. We expect cost increases due to outsourced design and development costs and costs related to prototype costs for the Stag, Grunt EVO and Runt LT. Prototype costs, especially for the Stag, will be significant as we begin receiving Stag units that will be used to validate engineering and manufacturing design and costs incurred to perform testing to ensure the vehicles meet regulatory compliance requirements where we expect to sell these vehicles.

Interest and Other Expenses

Interest and other income/expenses for the three and six months ended June 30, 2023 were $18,096,798 and $19,870,932, respectively. A loss on extinguishment of the Convertible Notes of $22,296,988 was recognized in the three and six months ended June 30, 2023 (see Note 6 to the consolidated financial statements). Non-cash interest expense of $1,136,997 and $2,913,632 was recognized for the amortization of debt issuance costs and accretion of principal on the Convertible Notes issued in August 2022 for the three and six months ended June 30, 2023, respectively. In addition, non-cash interest expense of $471,572 was recognized for the amortization of debt issuance costs and accretion of principal on the New Notes and Exchange Notes issued in May 2023 in the three and six months ended June 30, 2023. A gain on the change in the valuation of derivative financial liabilities of $5,792,788 was recognized in the three and six months ended June 30, 2023 (see Note 7 to the consolidated financial statements).

Interest expense for the three and six months ended June 30, 2022 was not significant.

We expect interest expense to increase in the future as we recognize interest on the New Notes and Exchange Notes issued in May 2023. The New Notes and Exchange Notes were discounted using a 14.9% interest rate. This discount ($3,008,158 as of June 30, 2023) will be accreted to interest expense over the term of these notes and does not result in any cash payments to be made unless the Company has an event of default as discussed in Note 6 to the financial statements. Additional interest will be recognized for the amortization of the remaining unamortized debt issuance costs of $521,749 as of June 30, 2023..

Net Loss

Net loss for the three and six months ended June 30, 2023, was $23,028,194 and $30,327,663, respectively.

Net loss for the three and six months ended June 30, 2022, was $9,926,462 and $18,538,808, respectively,

Liquidity and Capital Resources

On June 30, 2023, we had cash and restricted cash of $8.5 million, including $0.5 million of restricted cash, and we had a working capital deficit of $25.5 million. Since inception we have funded our operations from proceeds from debt and equity sales.

Cash used in operating activities

Net cash used in operating activities was $10.6 million for the six months ended June 30, 2023 and includes all of our operating costs except stock-based compensation, write-down of inventory, depreciation and amortization, non-cash interest expense for the amortization of debt issuance costs and accretion of principal on Convertible Notes and May 2023 Notes, gain on change in derivative liabilities, loss on extinguishment of Convertible Notes, bad debt expense and gain on sale of property and equipment. Cash used in operating activities includes a decrease in accounts receivable of $0.6 million for collections net of sales, decreases in inventory of $0.8 million due to the transfer of inventory to one of our third-party manufacturers and an increase inventory deposits of $1.9 million as we made purchases and deposits for Brats and Volcon Youth motorcycles, a decrease of $0.4 million in accounts payable and $0.6 million in accrued liabilities due to payment of outstanding amounts due and a reversal of an accrual for anticipated shipping and tariffs related to shipping raw material and subassembly inventory to our third-party manufacturer as it was no longer necessary. We received $0.3 million in customer deposits, primarily from two of our Latin America distributors as prepayment for shipments of Brats and Grunt EVOs.

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

Cash used in investing activities

Net cash used in investing activities was $0.3 million for the six months ended June 30, 2023, consisting of $0.4 million of purchases of equipment and tooling offset by proceeds received of $0.1 million for the sale of two vehicles. Net cash used in investing activities was $0.5 million for the six months ended June 30, 2022, consisting of purchases of equipment and tooling related to our Grunt manufacturing and product development.

Cash provided by financing activities

Cash provided by financing activities for the six months ended June 30, 2023, was $7.9 million and was related primarily to proceeds from the public offering of 6 million shares of our common stock for net proceeds of $4.0 million and issuance of convertible notes in a private offering with a principal amount of $4.9 million and net proceeds of $3.9 million. In addition, we used $0.1 million from proceeds received from the sale of two vehicles to pay off the related notes payable on the vehicles.

Cash provided from financing activities for the six months ended June 30, 2022, was $18.1 million and was related to proceeds received from the public offering of our common stock in February 2022 where we sold 6,666,667 shares at $3.00 per share.

Our continuation as a going concern is dependent upon our ability to attain profitable operations and if necessary, obtain continued financial support from the issuance of debt or equity. As of June 30, 2023, we had incurred an accumulated deficit of $106.1 million since inception. Additionally, one of the covenants for our May 2023 Notes requires us to have $10 million of cash on hand if principal (and interest, if any) of $15 million or more of the May 2023 Notes is outstanding as of December 31, 2023 (subject to adjustment if the principal (and interest, if any) is below $15 million).

Management anticipates that our cash on hand as of June 30, 2023 plus the cash expected to be generated from operations will not be sufficient to fund planned operations and maintain required cash balances at December 31, 2023 for the May 2023 Notes beyond one year from the date of the issuance of the financial statements as of and for the three and six months ended June, 2023. There can be no assurance that additional funding would be available to the Company on acceptable terms, or at all. These factors raise substantial doubt regarding our ability to continue as a going concern.

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

Critical Accounting Policies

The preparation of unaudited financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the unaudited financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

Derivative Financial Liabilities

We do not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. We evaluate all of our financial instruments, including conversion features of our convertible debt and warrants issued in connection with our convertible debt, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 ASC Topic 815, “Derivatives and Hedging” (“ASC 815”). The classification of derivative financial instruments, including whether such instruments should be recorded as liabilities or as equity, is reassessed at the end of each reporting period.

We account for the conversion features of our New Notes and Exchange Notes and related Note Warrants and Exchange Warrants issued in connection with the New Notes and Exchange Notes as derivative financial liabilities in accordance with ASC 815. Accordingly, we recognize these derivative financial liabilities at fair value initially and adjust them to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised or until the conversion feature share price and the warrant exercise price become fixed, and any change in fair value is recognized in the statement of operations. The fair value of these financial instruments were initially measured at fair value using a Monte Carlo simulation model and subsequently, the fair value was also estimated using a Monte Carlo simulation model as of June 30, 2023. In addition, we made a probability assessment as to whether our stockholders would approve the adjustment of the conversion prices and exercise prices of the derivative financial liabilities. The determination of the fair value of the warrant liability may be subject to change as more current information becomes available and accordingly the actual results could differ significantly. These conversion features of the New Notes and Exchange Notes are classified as current liabilities as the convertible notes are due February 2024. The New Warrants and Exchange Warrants are also classified as current liabilities as the timing of their exercise is at the discretion of the warrant holders and the warrants were fully vested as of the date they were issued.

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

Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures were not effective as of June 30, 2023 to provide assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to management as appropriate, to allow timely decisions regarding disclosures as we have previously missed filing certain forms timely and we have not implemented and tested controls and procedures to conclude that we have remediated this deficiency. Notwithstanding this conclusion, we believe that our unaudited consolidated financial statements contained in this Quarterly Report fairly present our financial position, results of operations and cash flows for the periods covered thereby in all material respects. Management is working to identify corrective actions for the weakness and will periodically re-evaluate the need to add personnel and implement improved review procedures.

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting during the six months ended June 30, 2023, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 1A. RISK FACTORS

Except as set forth below, there have been no material changes to the risk factors included in the Form 10-K filed with the SEC on March 7, 2023, which is accessible on the SEC’s website at www.sec.gov.

The terms of the May 2023 Notes and May 2023 Warrants imposed additional challenges on our ability to raise capital.

The agreements related to the sale of the May 2023 Notes and May 2023 Warrants contain a number of restrictive covenants that may impose significant operating and financial restrictions on us while the May 2023 Notes and May 2023 Warrants remain outstanding, unless the restrictions are waived by consent of each holder, including, but not limited to, restrictions on our ability to incur additional indebtedness and guarantee indebtedness; incur liens or allow mortgages or other encumbrances; redeem, or repurchase certain other debt; pay dividends or make other distributions or repurchase or redeem our capital stock; sell assets or enter into or effect certain other transactions; issue additional equity; and enter into variable rate transactions, among other restrictions.

A breach of the covenants or restrictions under the agreements related to the May 2023 Notes and May 2023 Warrants governing our indebtedness could result in an event of default under such agreements. As a result of these restrictions, we may be limited in how we conduct our business, unable to finance our operations through additional debt or equity financings and/or unable to compete effectively or to take advantage of new business opportunities.

Further, while we could potentially receive up to an aggregate of $16.9 million in gross proceeds from the exercise of the May 2023 Warrants, assuming the exercise in full of all of the May 2023 Warrants at $0.75 per share, no assurances can be made that the holders of such warrants will elect to exercise any or all of such warrants and, accordingly, no assurance that we will receive any proceeds from the exercise of the May 2023 Warrants. If the trading price for our common stock is less than the exercise price for the May 2023 Warrants, we believe the holders of such warrants will be unlikely to exercise their warrants. Accordingly, we may not receive cash proceeds with respect to the May 2023 Warrants and we are restricted in our ability to conduct additional debt or equity financings.

The issuance of our common stock in connection with the May 2023 Notes and May 2023 Warrants, could cause substantial dilution, which could materially affect the trading price of our common stock.

The May 2023 Notes and May 2023 Warrants are exercisable or convertible, as applicable, for up to 65,304,348 shares of our common stock. The additional shares of common stock issued upon the exercise or conversion of the foregoing securities will result in dilution to our then existing holders of common stock and increase the number of shares eligible for resale in the public market. Sales of a substantial numbers of such shares in the public market could adversely affect the market price of our common stock.

The sale of our common stock by the holders of the May 2023 Notes and May 2023 Warrants, or the perception that stock sales may occur, could cause the price of our common stock to decline.

The sale of our common stock in the public market by the holders of our May 2023 Notes and May 2023 Warrants, or the perception that such sales could occur, could harm the prevailing market price of our common stock. These sales, or the possibility that these sales may occur, also might make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate (which ability to sell equity securities is also subject to restrictions under the terms of the agreement related to the May 2023 Notes and May 2023 Warrants). If and when we do issue shares of common stock to the holders of the May 2023 Notes and May 2023 Warrants upon the conversion or exercise, as applicable, of the May 2023 Notes and May 2023 Warrants, the holders may resell all, some or none of those shares of common stock at any time or from time to time in their discretion. Resales of our common stock may cause the market price of our securities to drop significantly, regardless of the performance of our business.

If we fail to satisfy all applicable continued listing requirements of the Nasdaq Capital Market our common stock may be delisted from Nasdaq, which could have an adverse impact on the liquidity and market price of our common stock.

Our common stock is currently listed on the Nasdaq Capital Market. In order to maintain that listing, we must satisfy minimum financial and other continued listing requirements and standards, including those regarding director independence and independent committee requirements, minimum stockholders’ equity, minimum bid price, and certain corporate governance requirements. There can be no assurances that we will be able to comply with the applicable listing standards.

On July 5, 2023, we received a notice from Nasdaq that we were not in compliance with Nasdaq’s Listing Rule 5550(b)(2), which requires that we maintain a market value of listed securities (“MVLS”) of $35 million. MVLS is calculated by multiplying our shares outstanding by the closing price of our common stock. On July 6, 2023, we received a notice from Nasdaq that we were not in compliance with Nasdaq’s Listing Rule 5550(a)(2), as the minimum bid price of our common stock had been below $1.00 per share for 30 consecutive business days.

We have until January 2, 2024, to regain compliance with both the MVLS requirement and the minimum bid price requirement. To regain compliance with the MVLS requirement, our MVLS must close at $35 million or more for a minimum of ten consecutive business days during this grace period. To regain compliance with the minimum bid price rule, the minimum bid price of our common stock must meet or exceed $1.00 per share for a minimum of ten consecutive business days during this grace period. While we may be able to qualify for additional time to attempt to regain compliance, there can be no assurance that we will qualify for additional time to regain compliance, or that we will regain compliance with or without such additional time. If we do not regain compliance within the allotted compliance period(s), including any extensions that may be granted by Nasdaq, Nasdaq will provide notice that our shares of common stock will be subject to delisting.

In the event that our common stock is delisted from Nasdaq and is not eligible for quotation or listing on another market or exchange, trading of our common stock could be conducted only in the over-the-counter market or on an electronic bulletin board established for unlisted securities such as the Pink Sheets or the OTC Bulletin Board. In such event, it could become more difficult to dispose of, or obtain accurate price quotations for, our common stock, and there would likely also be a reduction in our coverage by securities analysts and the news media, which could cause the price of our common stock to decline further. Also, it may be difficult for us to raise additional capital if we are not listed on a major exchange.

We primarily sell our vehicles and accessories through a network of third parties, and there is no assurance that we will be able to successfully build out this network.

In November 2021 we began negotiating dealer agreements to sell our vehicles and accessories in the United States to powersport vehicle dealers. As of June 30, 2023, we have 142 dealers active dealers to sell our vehicles and accessories. We hired our first regional sales manager in Canada in June 2022 to begin developing our dealer network for Canadian powersports vehicle dealers. To date we have not signed any Canadian dealers as we have not homologated our products to meet Canadian vehicle regulations.

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

Many dealers will require us to identify financing sources for dealers to purchase vehicle inventory and to identify financing sources for the dealers’ customers to finance their purchase. Because we are a young company with limited sales history and recurring losses, we have not been able to obtain these inventory financing sources which may result in dealers not wanting to sell our vehicles. We continue to look for alternative financing sources, we may not be successful in obtaining a source that could finance dealer inventory at a scale that will allow us to be profitable. To the extent we do find a financing source, we will incur costs under these financing arrangements to incentivize dealers to buy our vehicles including free dealer financing for certain periods or based on purchase volumes, interest rate buydowns on the dealers’ customer financing to incentivize their customers’ purchase of our vehicles which will reduce our profit margin on our vehicles.

We believe our success will be highly dependent on our ability to build out this dealer network in the major markets in which we intend to compete for customers, and to maintain this network in the future. Our business model is dependent not only on our ability to create the foregoing network, but also on the commitment and motivation of these third parties to promote our brand and products.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

 During the period covered by this Quarterly Report, none of the Company’s directors or executive officers has adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (each as defined in Item 408 of Regulation S-K under the Securities Exchange Act of 1934, as amended).

ITEM 6. EXHIBITS

INDEX TO EXHIBITS

Exhibit Number	Description
1.1	Underwriting Agreement, dated May 22, 2023, with Aegis Capital Corp. (incorporated by reference to exhibit 1.1 of the Form 8-K filed May 25, 2023)
4.1	Form of Convertible Notes issued in May 2023 Offering (incorporated by reference to exhibit 4.1 of the Form 8-K filed May 22, 2023)
4.2	Form of New Warrants (incorporated by reference to exhibit 4.2 of the Form 8-K filed May 22, 2023)
4.3	Form of Exchange Notes (incorporated by reference to exhibit 4.3 of the Form 8-K filed May 22, 2023)
4.4	Form of Exchange Warrants (incorporated by reference to exhibit 4.4 of the Form 8-K filed May 22, 2023)
10.1 +	Securities Purchase and Exchange Agreement by and among the Company and the Buyers, dated May 19, 2023 (incorporated by reference to exhibit 10.1 of the Form 8-K filed May 25, 2023)
10.2	Registration Rights Agreement by and among the Company and the Buyers, dated May 19, 2023 (incorporated by reference to exhibit 10.2 of the Form 8-K filed May 22, 2023)
10.3	Placement Agent Agreement between the Company and Aegis Capital Corp. (incorporated by reference to exhibit 10.3 of the Form 8-K filed May 22, 2023)
31.1*	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934
31.2*	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934
32.1*(1)	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*(1)	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted in inline XBRL, and included in exhibit 101).

______________

*	Filed herewith.
†	Schedules and exhibits omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company will furnish a copy of any omitted schedule or exhibit to the SEC upon request.

(1)	The certifications on Exhibit 32 hereto are deemed not “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that Section. Such certifications will not be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VOLCON, INC.

SIGNATURE	TITLE	DATE

/s/ Jordan Davis	Chief Executive Officer and Director	August 11, 2023
Jordan Davis	(principal executive officer)

/s/ Greg Endo	Chief Financial Officer	August 11, 2023
Greg Endo	(principal financial and accounting officer)

