Form 10-Q
period 2023-09-30
Volcon, Inc.
filed 2023-11-01
CIK 1829794

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

The registrant had 6,819,278 shares of common stock outstanding at October 30, 2023.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

VOLCON, INC.

CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2023	December 31, 2022

ASSETS
Current assets:
Cash	$2,425,820	$10,986,592
Restricted cash	551,250	551,250
Accounts receivable, net of allowance for doubtful accounts of $118,689 and $62,451 at September 30, 2023 and December 31, 2022, respectively	206,447	864,957
Inventory	7,051,537	5,645,883
Inventory deposits	406,743	427,662
Prepaid expenses and other current assets	2,807,355	1,850,666
Total current assets	13,449,152	20,327,010
Long term assets:
Property and equipment, net	1,264,166	601,766
Intangible assets, net	1,453	5,813
Other long-term assets	199,281	285,037
Right-of-use assets - operating leases	1,231,092	1,505,987
TOTAL ASSETS	$16,145,144	$22,725,613

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$3,470,898	$1,036,628
Accrued liabilities	1,809,092	2,045,239
Exercised Warrants - Shares to be issued	537,250	–
Accrued Purchase commitments	–	28,600
Current portion of notes payable	14,910	18,670
Convertible notes, net of issuance costs	29,709,960	17,353,748
Right-of-use operating lease liabilities, short-term	423,849	391,117
Customer deposits	201,005	23,471
Total current liabilities	36,166,964	20,897,472
Notes payable, net of current portion	73,099	50,116
Right-of-use operating lease liabilities, long-term	845,117	1,143,011
Total liabilities	37,085,180	22,090,599

COMMITMENTS AND CONTINGENCIES

Stockholders' (deficit) equity:
Preferred stock: $0.00001 par value, 5,000,000 shares authorized, no shares outstanding	–	–
Common stock: $0.00001 par value, 250,000,000 shares authorized, 6,403,166 shares issued and outstanding at September 30, 2023 and 100,000,000 shares authorized, 4,885,252 shares issued and outstanding as of December 31, 2022	63	48
Additional paid-in capital	96,450,387	76,369,892
Accumulated deficit	(117,390,486)	(75,734,927)
Total stockholders’ (deficit) equity	(20,940,036)	635,013

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY	$16,145,144	$22,725,613

The accompanying notes are an integral part of these unaudited consolidated financial statements.

VOLCON, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023, AND 2022
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022

Revenue	$487,430	$242,710	$2,177,188	$3,795,065
Cost of goods sold	(3,542,468)	(2,012,829)	(5,107,096)	(11,549,871)
Gross margin	(3,055,038)	(1,770,119)	(2,929,908)	(7,754,806)

Operating expenses:
Sales and marketing	1,870,532	1,282,014	6,040,519	3,942,827
Product development	2,983,197	2,177,347	5,936,280	6,775,768
General and administrative expenses	1,544,344	2,085,211	5,003,135	7,409,601
Total operating expenses	6,398,073	5,544,572	16,979,934	18,128,196

Loss from operations	(9,453,111)	(7,314,691)	(19,909,842)	(25,883,002)

Other income (expense)	(54,702)	33,814	(38,199)	72,800
Loss on extinguishment of Convertible Notes	–	–	(22,296,988)	–
Gain (loss) on change in fair value of financial liabilities	(684,994)	–	5,107,794	–
Interest expense	(1,135,089)	(618,307)	(4,518,324)	(627,789)
Total other expense	(1,874,785)	(584,493)	(21,745,717)	(554,989)

Loss before provision for income taxes	(11,327,896)	(7,899,184)	(41,655,559)	(26,437,991)
Provision for income taxes	–	–	–	–

Net loss	$(11,327,896)	$(7,899,184)	$(41,655,559)	$(26,437,991)

Net loss per common share – basic	$(1.84)	$(1.62)	$(7.57)	$(5.64)
Net loss per common share – diluted	$(1.84)	$(1.62)	$(7.57)	$(5.64)

Weighted average common shares outstanding – basic	6,162,589	4,869,044	5,502,512	4,690,805
Weighted average common shares outstanding – diluted	6,162,589	4,869,044	5,502,512	4,690,805

The accompanying notes are an integral part of these unaudited consolidated financial statements.

VOLCON, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2023
(Unaudited)

	Common stock		Additional
	Number		paid-in	Accumulated
	of Shares	Amount	capital	deficit	Total

Balance at January 1, 2023	4,885,252	$48	$76,369,892	$(75,734,927)	$635,013

Issuance of common stock for exercise of stock options and vesting of restricted stock	10,000	–	25,000	–	25,000

Issuance of common stock for public offerings, net of issuance costs of $629,900	1,480,000	15	4,570,085	–	4,570,100

Stock-based compensation	27,772	–	2,223,356	–	2,223,356

Reclassification of derivative liabilities to equity	–	–	13,262,055	–	13,262,055

Shares issued for rounding due to reverse stock split	142	–	–	–	–

Net loss	–	–	–	(41,655,559)	(41,655,559)

Balance at September 30, 2023	6,403,166	$63	$96,450,387	$(117,390,486)	$(20,940,036)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

VOLCON, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2022

(Unaudited)

	Common stock		Additional
	Number of		paid-in	Accumulated
	Shares	Amount	capital	Deficit	Total

Balance at January 1, 2022	3,461,837	$35	$47,803,736	$(41,499,522)	$6,304,249

Issuance of common stock for public offering, net of issuance costs of $1,910,816	1,333,334	13	18,089,171	–	18,089,184

Issuance of common stock for cashless exercise of warrants	16,711	–	–	–	–

Issuance of common stock for exercise of stock options and restricted stock	48,022	–	40,000	–	40,000

Stock-based compensation	10,925	–	2,642,139	–	2,642,139

Forfeiture of performance shares	(576)	–	–	–	–

Issuance of Note Warrants and underwriter warrants, net of issuance costs of $1,003,513	–	–	7,177,976		7,177,976

Net loss	–	–	–	(26,437,991)	(26,437,991)

Balance at September 30, 2022	4,870,253	$48	$75,753,022	$(67,937,513)	$7,815,557

The accompanying notes are an integral part of these unaudited consolidated financial statements.

VOLCON, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022
(Unaudited)

	September 30,	September 30,
	2023	2022
Cash flow from operating activities:
Net loss	$(41,655,559)	$(26,437,991)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on extinguishment of convertible notes	22,296,988	–
Gain on change in fair value of financial liabilities	(5,107,794)	–
Stock-based compensation	2,223,356	2,642,139
Loss on write down of inventory and inventory deposits	1,786,365	1,650,838
Loss on lease terminations	85,756	395,138
(Gain) loss on sale/write off of property & equipment	(6,423)	250,369
Bad debt expense	66,990	–
Write off of intangible assets	–	6,427
Non-cash interest expense	4,516,041	614,366
Amortization of right-of-use assets	274,895	342,112
Depreciation and amortization	173,803	574,117
Changes in operating assets and liabilities:
Accounts receivable	591,520	(1,541,983)
Inventory	(3,192,019)	(1,463,778)
Inventory deposits	20,919	1,061,846
Prepaid assets and other current assets	(956,689)	289,387
Other assets	–	(29,120)
Accounts payable	2,434,270	(978,962)
Accrued liabilities	(264,747)	293,626
Right-of-use liabilities - operating leases	(265,161)	(269,836)
Customer deposits	177,534	(2,218,856)
Net cash provided by (used in) operating activities	(16,799,955)	(24,820,161)
Cash flow from investing activities:
Purchase of property and equipment	(818,399)	(620,290)
Proceeds from sale of vehicles	89,000	–
Net cash used by investing activities	(729,399)	(620,290)
Cash flow from financing activities:
Repayment of notes payable	(76,801)	(12,768)
Proceeds from issuance of common stock from public offerings, net if issuance costs of $629,900	4,570,100	–
Proceeds from issuance of convertible notes and warrants, net of issuance costs of $586,968	3,913,033	–
Proceeds from exercise of warrants	537,250
Proceeds from issuance of common stock from public offering, net of issuance costs of $1,910,816	–	18,089,184
Proceeds from issuance of convertible notes, net of issuance costs of $2,312,895	–	15,122,345
Proceeds from issuance of warrants to convertible note holders, net of issuance costs of $1,003,513	–	7,177,976
Proceeds from exercise of stock options	25,000	40,000
Net cash provided by financing activities	8,968,582	40,416,737

NET CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	$(8,560,772)	$14,976,286
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT BEGINNING OF PERIOD	11,537,842	5,572,199
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	$2,977,070	$20,548,485

SUPPLEMENTAL CASH FLOW INFORMATION

	2023	2022
Supplemental disclosure of cash flow information:
Cash paid for interest	$6,474	$4,401
Cash paid for income taxes	$–	$–

Non-cash transactions
Recognition of initial right-of-use asset - operating lease	$–	$1,128,609
Acquisition of property and equipment with note payable	$96,024	$–

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

On January 5, 2021, the Company created Volcon ePowersports, LLC (“Volcon LLC ''), a Colorado wholly-owned subsidiary of the Company, to sell Volcon vehicles and accessories in the United States. Volcon LLC is no longer used for selling vehicles and accessories.

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

The Company received net proceeds of approximately $3.9 million for the issuance of additional convertible notes in May 2023 due February 2024 (“New Notes”) and warrants. On the issuance date of the New Notes, the Company exchanged the Convertible Notes for Series A and Series B notes (collectively the “Exchange Notes). The Exchange Notes require the Company to have unrestricted and unencumbered cash on deposit of $10 million if the outstanding principal (and interest, if any) of the Exchange Notes is $15,000,000 or greater as of December 31, 2023 (the September 30, 2023 requirement under the Convertible Notes was removed). The cash on deposit requirement is reduced dollar for dollar to the extent the outstanding principal (and interest, if any) of the Exchange Notes is less than $15 million on this date. The Company also exchanged the warrants issued with the Convertible Notes for new warrants (the “Exchange Warrants”) (see Note 6 for further discussion).

On September 14, 2023, the holders of the New Notes and Exchange Notes (collectively the “May 2023 Notes”) entered into an agreement to modify the terms to extend the due date to January 31, 2025. In addition, the requirement to have unrestricted and unencumbered cash on deposit of $10 million if the outstanding principal (and interest, if any) of the Exchange Notes is $15 million or greater as of December 31, 2023 was amended to reduce the unrestricted and unencumbered cash on deposit to $5 million if the outstanding principal (and interest, if an) of the Exchange Notes is $15 million or greater as of June 30, 2024. The cash on deposit requirement is reduced dollar for dollar to the extent the outstanding principal (and interest, if any) of the Exchange Notes is less than $15 million on this date. In addition, the Company must sell 250 units of its Stag UTV by December 31, 2023. The Company may factor up to $10 million of its accounts receivables provided the factoring lender executed a subordination and intercreditor agreement on terms acceptable to the holders of the May 2023 Notes, which was completed on October 17, 2023. The Company was also required to perfect a security interest in the assets of the Company no later than September 22, 2023, which the Company has completed.

In May 2023, the Company received net proceeds of approximately $4.0 million for the issuance of 1,200,000 shares of common stock at $3.75 per share.

On September 18, 2023, the Company received net proceeds of approximately $571,400 for the issuance of 280,000 shares of common stock at $2.50 per share.

In a series of warrant inducement transactions from September 29, 2023 to October 30, 2023, as more fully discussed below, the Company raised $1,027,495.

Management anticipates that our cash on hand as of September 30, 2023 plus, the cash received from the warrant inducements, and cash expected to be generated from operations will not be sufficient to fund planned operations and maintain required cash balances for the Exchange Notes beyond one year from the date of the issuance of the financial statements as of and for the three and nine months ended September 30, 2023. There can be no assurance that additional funding, if needed, would be available to the Company on acceptable terms, or at all. These factors raise substantial doubt regarding our ability to continue as a going concern. The consolidated financial statements do not include any adjustments that may result should the Company be unable to continue as a going concern.

Nasdaq Compliance

On July 5, 2023, the Company received a notice from Nasdaq that it was not in compliance with Nasdaq’s Listing Rule 5550(b)(2), which requires that it maintain a market value of listed securities (“MVLS”) of $35 million. MVLS is calculated by multiplying the Company’s shares outstanding by the closing price of its common stock. On July 6, 2023, the Company received a notice from Nasdaq that it was not in compliance with Nasdaq’s Listing Rule 5550(a)(2), as the minimum bid price of its common stock had been below $1.00 per share for 30 consecutive business days. On October 30, 2023, the Company received a notice from Nasdaq that it has now regained compliance with Rule 5550(a)(2), as the minimum bid price of its common stock was above $1.00 for 10 consecutive business days.

The Company has until January 2, 2024, to regain compliance with the MVLS requirement. To regain compliance with the MVLS requirement, the Company’s MVLS must close at $35 million or more for a minimum of ten consecutive business days during this grace period. While the Company may be able to qualify for additional time to attempt to regain compliance, there can be no assurance that it will qualify for additional time to regain compliance, or that it will regain compliance with or without such additional time. If the Company does not regain compliance within the allotted compliance period, including any extensions that may be granted by Nasdaq, Nasdaq will provide notice that the Company’s shares of common stock will be subject to delisting.

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

Impact of the United Auto Workers Union Strike

On September 15, 2023, the United Auto Workers Union went on strike. This strike could cause a disruption to the Company’s supply chain, specifically General Motors’ ability to supply batteries and drive train components used in the Stag UTV. Shortages of these components could have an impact on our ability to produce vehicles to meet our customers’ demands.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Unaudited Financial Information

The accompanying interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2022, which was filed with the Securities and Exchange Commission (“SEC”) on March 7, 2023. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with U.S. GAAP have been omitted from this report on Form 10-Q pursuant to the rules and regulations of the SEC.

Results for the interim periods in this report are not necessarily indicative of future financial results and have not been audited by our independent registered public accounting firm. In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments necessary to present fairly our interim consolidated financial statements as of September 30, 2023, and for the three and nine months ended September 30, 2023 and 2022. These adjustments are of a normal recurring nature and consistent with the adjustments recorded to prepare the annual audited consolidated financial statements as of December 31, 2022.

Basis of Presentation

As discussed in Note 14, the Company completed a reverse 1 for 5 stock split on October 13, 2023, all share and per share amounts have been adjusted to reflect the impact of this reverse stock split.

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

Cash, Cash Equivalents and Restricted Cash

Cash and cash equivalents include short-term investments with original maturities of 90 days or less at the date of purchase. The recorded value of our cash and cash equivalents approximates their fair value. There were no cash equivalents as of September 30, 2023 or December 31, 2022. Restricted cash includes cash restricted as collateral for the Company’s corporate credit cards and a letter of credit with the Company’s bank.

Revenue Recognition

For sales of the Grunt motorcycle directly to consumers, revenue was recognized when the Company transferred control of the product to the consumer and the 14-day acceptance period had expired, or earlier acceptance had been received from the consumer. Sales directly to consumers were completed as of June 1, 2022. Beginning in February 2023 the Company began selling the Brat E-Bike and Volcon Youth motorcycles directly to consumers in addition to dealers, revenue for direct to consumer sales is recognized when transfer of control of the product is made to the consumer.

For sales to dealers or distributors revenue is recognized when transfer of control of the product is made as there is no acceptance period or right of return. Revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring control of vehicles, parts, and accessories. Consideration that is received in advance of the transfer of goods is recorded as customer deposits until delivery has occurred or the customer cancels their order, and the consideration is returned to the customer. Sales and other taxes the Company collects concurrent with revenue-producing activities are excluded from revenue. The Company’s sales do not presently have a financing component.

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

Certain vendors require the Company to pay an upfront deposit before they will manufacture and ship the Company’s parts or accessories. These payments are classified as prepaid inventory deposits on the balance sheet until title and risk of loss transfers to the Company, at which time they are classified as inventory.

Raw materials inventory costs include the cost of parts, including duties, tariffs, and shipping. Work-in-process and finished goods include the cost of parts, labor and manufacturing overhead costs associated with the assembly of the vehicle. Finished goods also include accessories for the vehicle and branded merchandise such as hats and shirts.

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

The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy under ASC Topic 820 are described as follows:

•	Level 1 — Unadjusted quoted prices in active markets for identical assets or liabilities that are accessible at the measurement date.
•	Level 2 — Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; inputs other than quoted prices that are observable for the asset or liability; and inputs that are derived principally from or corroborated by observable market data by correlation or other means.
•	Level 3 — Inputs that are unobservable for the asset or liability.

The following section describes the valuation methodologies that the Company used to measure different financial instruments at fair value.

Debt

The fair value of the Company’s debt approximated the carrying value of the Company’s debt as of September 30, 2023 and December 31, 2022. Factors that the Company considered when estimating the fair value of its debt included market conditions, and term of the debt. The level of the debt would be considered as Level 2.

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

Once the Company determines that a financial instrument should not be classified as a liability, the Company determines whether the financial instrument should be presented between the liability section and the equity section of the balance sheet (“temporary equity”). The Company will determine temporary equity classification if the redemption of the financial instrument is outside the control of the Company (i.e., at the option of the holder). Otherwise, the Company accounts for the financial instrument as permanent equity.

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

NOTE 3 – INVENTORY

Inventory consists of the following:

	September 30, 2023	December 31, 2022
Raw materials	$3,561,150	$3,060,160
Work-in-process	–	439,839
Finished goods	3,490,387	2,145,884
Total inventory	$7,051,537	$5,645,883

The Company has purchase commitments for future payments due for inventory where initial deposits were paid as of September 30, 2023. The total additional payments due subsequent to September 30, 2023 are $252,548. In June 2023, the Company wrote down all remaining Torrot branded inventory in the amount of $84,000. In September 2023, the Company wrote down the Volcon co-branded Torrot youth motorcycles in the amount of $1,622,262 to reduce their cost to the estimated net realizable value.

NOTE 4 – LONG – LIVED ASSETS

Property and Equipment

Property and equipment consist of the following:

	September 30, 2023	December 31, 2022
Machinery, tooling and equipment	$1,011,351	$352,137
Vehicles	213,528	156,648
Internal use manufactured vehicles	274,385	274,385
Fixtures & furniture	90,768	50,768
Leasehold improvements	44,663	44,663
Computers	234,898	228,671
	1,869,593	1,107,272
Less: Accumulated depreciation	(605,427)	(505,506)
Total property and equipment	$1,264,166	$601,766

Depreciation expense for the three and nine months ended September 30, 2023 was $65,725 and $169,443, respectively. Depreciation expense for the three and nine months ended September 30, 2022 was $265,907 and $569,757, respectively.

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

The following table provides the maturities of notes payable as of September 30, 2023:

Remainder of 2023	$5,768
2024	23,073
2025	23,073
2026	23,073
2027	23,073
2028	12,927
2029	1,816
Total future payments	112,803
Less: Interest	(24,794)
Total notes payable	88,009
Less current portion	(14,910)
Long-term notes payable	$73,099

NOTE 6 - CONVERTIBLE NOTES

On August 24, 2022, the Company issued senior convertible notes with an aggregate principal amount of $27,173,913 due February 24, 2024. The Convertible Notes had an initial conversion price of $11.25 per share of common stock (2,415,459 total shares if fully converted) and were issued with an original issue discount of 8.0% and did not bear interest unless an event of default occurred, upon which interest would have accrued at 10% per annum. The holders of the Convertible Notes could have converted any portion of the principal at any time during the term of the notes. The holders of the Convertible Notes also received fully vested warrants (the “Note Warrants”) to purchase 1,811,595 shares of the Company’s common stock at an initial exercise price of $14.25 per share. The conversion and warrant exercise prices were subject to adjustment if the Company declared a stock dividend, stock split or recapitalization. The Company received net cash proceeds, after issuance costs (excluding the value of the warrants issued to the placement agent as discussed below) of $22,300,321.

Company allocated the net proceeds received from the issuance of the Convertible Notes and Note Warrants based on the relative fair values of each resulting in net proceeds of $15,122,345 being allocated to the Convertible Notes recorded as a current liability in the balance sheet and net proceeds of $6,561,247 being allocated to the Note Warrants which was recorded in equity. The Company recorded non-cash interest expense through May 24, 2023 (see below for discussion of issuance of additional convertible notes) to accrete the allocated value of the Convertible Notes using the effective interest method and an interest rate of 39.6%. The Company incurred debt issuance costs of $3,316,409 upon issuance of the Convertible Notes, which includes $616,730 for the fair value of the warrants issued to the placement agent of the Convertible Notes as further described in Note 9. These debt issuance costs were amortized as additional interest expense through May 24, 2023. Total interest expense for the Convertible Notes for the three and nine months ended September 30, 2023 was zero and $2,913,632, respectively, prior to the recognition of the unamortized discount and issuance costs upon issuance of the additional senior convertible notes noted below. Substantially all of the assets of the Company are collateral for the Convertible Notes.

On May 24, 2023, the Company issued additional senior convertible notes (“New Notes'') with an aggregate principal amount of $4,934,783 due February 24, 2024 to the same investors of the Convertible Notes. The New Notes had an initial conversion price of $12.70 per share of common stock, which was subject to adjustment to $3.75 upon stockholder approval (1,315,942 total shares if fully converted at $3.75 per share, stockholder approval was received on August 3, 2023). The conversion price is also subject to further adjustment if the Company completes an equity or convertible note offering with a price below $3.75, or completes a stock split, reverse stock split or recapitalization where the lowest day’s volume weighted average price (“VWAP”) of the Company’s stock price is below $3.75 in the five days following the stock split, with a floor price of $0.22 (subject to stockholder approval, which was obtained on August 3, 2023). The conversion price is also subject to further adjustment if the Company completes an equity or convertible note offering with a price below $3.75. The New Notes were issued with an original issue discount of 8.8% and do not bear interest unless an event of default has occurred, upon which interest accrues at 10% per annum.

The holders of the New Notes also received fully vested warrants (the “New Warrants”) to purchase 1,086,957 shares of the Company’s common stock at an initial exercise price of $5.45 per share.

Concurrent with the issuance of the New Notes, the Company exchanged the Convertible Notes into two new notes, Series A Notes and Series B Notes both due February 24, 2024 (collectively the “Exchange Notes” and collectively with the New Notes the “May 2023 Notes”). The aggregate principal amount of Series A Notes is $3,690,422 and these are convertible into the Company’s common stock at an initial conversion price of $3.75 per share (984,113 total shares if fully converted). The aggregate principal amount of the Series B Notes is $23,483,491 and were initially convertible into the Company’s common stock at an initial conversion price of $5.45 per share (4,308,898 total shares if fully converted) but were subject to adjustment to $3.75 upon stockholder approval (6,262,265 total shares if fully converted at $3.75 per share), which approval was received on August 3, 2023.

In September 2023, the holders of the May 2023 Notes agreed to modify the due date of these notes to January 31, 2025. In October 2023, the conversion price of the Notes and exercise price of the Warrants were reduced to $1.369 per share. See discussion of further modifications below.

The Company completed a public offering and sold 280,000 shares of common stock at $2.50 per share. The holders of the May 2023 Notes waived their right to reduce the conversion price to the equity issuance price and agreed to reduce the conversion price to $2.75 per share (11,675,892 total shares if fully converted at $2.75 per share).

The May 2023 Notes contain certain conversion limitations, providing that no conversion may be made if, after giving effect to the conversion, the holder, together with any of its affiliates, would own in excess of 9.99% of the Company’s outstanding shares of common stock after giving effect to such conversion. The Company can force conversion of the Series A and Series B Notes at any time if the weighted average price of the Company’s common stock for ten consecutive trading days equals or exceeds $5.85 or $8.45, respectively, subject to the share limitations described above. In addition to default interest of 10% accruing on the May 2023 Notes, the holders may require the Company to redeem a portion or all of the outstanding May 2023 Notes.

Events of default for the May 2023 Notes are defined in the note agreements and include the following:

•	Failure of the Company to file a registration statement, and have declared effective to register the shares of the Company’s common stock within a specified period (the Company has met this requirement as of September 28, 2023)
•	Suspension of trading, or failure to be listed, of the Company’s common stock on an eligible market, as defined, for a period of two consecutive trading days or an aggregate of ten trading days in a 365 day period
•	Failure to deliver shares of the Company’s common stock within five days following a conversion notification
•	Failure to reserve shares of the Company’s common stock for the conversion of the May 2023 Notes and May 2023 Warrants
•	Any acceleration prior to maturity of any indebtedness of the Company, declaration of bankruptcy, or court ordered bankruptcy
•	Final judgment or judgments for payment aggregating in excess of $250,000 are rendered against the Company not covered by insurance or indemnity and are not discharged or stayed pending appeal within 60 days of judgment
•	Breach of any representation, warranty or covenant by the Company to the transaction documents of the May 2023 Notes and Exchange Warrants
•	Any material damage to, or loss, theft or destruction of a material amount of the property of the Company
•	Failure to remove any restrictive legends on any shares of the Company’s common stock issued to the holders of the May 2023 Notes
•	Electronic transfer of shares of the Company’s common stock is not available

As of September 30, 2023, the Company is in compliance with all covenants. The May 2023 Notes originally required the Company to have unrestricted and unencumbered cash on deposit of $10 million if the outstanding principal (and interest, if any) of the May 2023 Notes is $15 million or greater as of December 31, 2023. The cash on deposit requirement is reduced dollar for dollar to the extent that the outstanding principal (and interest, if any) of the May 2023 Notes is less than $15 million on December 31, 2023.

In September 2023, the note holders modified this requirement to change the date from December 31, 2023 to June 30, 2024 and reduced the cash on deposit requirement to $5 million. All other provisions for this cash on deposit requirement remain unchanged. The holders also included a new requirement that the Company sell at least 250 units of its Stag utility terrain vehicle by December 31, 2023 or the Company would be in default on the Notes.

The Company also exchanged the 1,811,595 Note Warrants with an exercise price of $14.25 per share issued with the Convertible Notes in August 2022 for 3,411,596 warrants which had an initial exercise price of $5.45 per share (the “Exchange Warrants”), and which exercise price was adjusted to $3.75 per share upon stockholder approval, which approval was received on August 3, 2023. The Exchange Warrants expire August 24, 2027.

The conversion prices of the Exchange Notes, and the exercise prices of the New Warrants and Exchange Warrants (collectively the “May 2023 Warrants”) are subject to further adjustment in the event that the Company issues additional common stock, stock options, warrants or convertible notes with prices below $3.75 per share, or completes a stock split, reverse stock split or recapitalization where the lowest day’s VWAP of the Company’s stock price is below $3.75 in the five days following the stock split with a floor of $0.22 per share. As discussed above, in September 2023 the Company completed a public offering of 280,000 shares of its common stock at $2.50 per share. The exercise price of the May 2023 Warrants were reduced to $2.50 per share as a result of the public offering.

Also in September 2023, the Company and the holders of the Exchange Warrants entered into a warrant inducement agreement whereby the Exchange Warrant holders agreed to exercise 307,001 Exchange Warrants at a reduced exercise price of $1.75 per share. The Company issued the holders 307,001 warrants (“Reload Warrants”) with an exercise price of $2.50 per share. The Reload Warrants are immediately exercisable for unregistered shares of the Company’s common stock and have the same terms as the May 2023 Warrants and expire August 24, 2027. The Company recognized equity issuance costs of $216,855 for the issuance of the Reload Warrants.

As discussed in Note 14, the Company completed a 1 for 5 reverse stock split on October 13, 2023 and the lowest day’s VWAP in the five days following the reverse split was $1.369 per share and the conversion price of New Notes and Exchange Notes, and the exercise price of the New Warrants and Exchange Warrants were reduced to $1.369 per share effective October 20, 2023.

Holders of the May 2023 Notes, the May 2023 Warrants and Reload Warrants (collectively the “Holders”) do not have voting rights to the extent they have not converted their notes or exercised their warrants.

The May 2023 Warrants and Reload Warrants contain certain conversion limitations, providing that a holder thereof may not exercise such warrants to the extent that, if after giving effect to such conversion, the holder or any of its affiliates would beneficially own in excess of 4.99% of the outstanding shares of the Company’s common stock immediately after giving effect to such exercise. The May 2023 Warrants and Reload Warrants provide the holders the right to exercise these warrants on a non-cash basis if the Company does not have an effective registration statement for the underlying shares of common stock.

The Company has evaluated the issuance of the New Notes and Exchange Notes and related warrants and has determined that the Convertible Notes were extinguished based on the conclusion that the terms of the New Notes and Exchange Notes are substantially different from the Convertible Notes in accordance with ASC 470, Debt. In addition, the Company has recognized a loss on the extinguishment of the Convertible Notes based on the carrying value of the Convertible Notes at the transaction date, plus gross proceeds received from the issuance of New Notes and New Warrants, less the fair value of the i) New Notes and conversion option, ii) New Warrants, iii) Exchange Notes and conversion options, and iv) Exchange Warrants. The resulting loss on extinguishment was $22,296,988, which includes the unamortized issuance costs of $1,330,296 of the Convertible Notes as of the date of the issuance of the New Notes. The fair value of the May 2023 Notes were estimated based on the future cash flows discounted at an interest rate of 14.9%. The May 2023 Notes were recorded at their initial fair values as follows:

	Fair Value	Principal Amount
New Notes	$4,410,058	$4,934,783
Series A Exchange Notes	3,298,012	3,690,422
Series B Exchange Notes	20,986,449	23,483,891
Total May 2023 Notes	$28,694,519	$32,109,096

The Company recognized interest expense of $958,640 and $1,364,993 in the three and nine months ended September 30, 2023 for the accretion of the discount on the May 2023 Notes during the periods.

The Company estimated the fair value of the conversion features of the New Notes, Exchange Notes, New Warrants and Exchange Warrants as of May 24, 2023 as discussed in Note 7 below.

The Company incurred debt issuance costs of $586,968 upon issuance of the New Notes and New Warrants. The Company will amortize these issuance costs as additional interest expense over the remaining term of the New Notes. The Company recognized interest expense of $172,194 and $237,416 for the amortization of these issuance costs for the three and nine months ended September 30, 2023.

As of September 30, 2023, there were no conversions of the May 2023 Notes.

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

The fair value of the conversion features and warrant liabilities were calculated using a Monte Carlo simulation and the following assumptions and methodologies:

	May 24, 2023	August 3, 2023
Conversion Feature Liabilities
Company stock price on valuation date	$0.70	$0.551
Volatility (closing prices of guideline comparable public companies)	86.3%	84.1%
Conversion price per share	$0.75	$0.75
Note term (years)	0.76	0.56
Risk free interest rate	5.1%	5.4%
Warrant Liabilities
Company stock price on valuation date	$0.70	$0.551
Volatility (closing prices of guideline comparable public companies)	119.2%	115.0%
Conversion price per share	$0.75	$0.75
Warrant term (years)	4.25	4.06
Risk free interest rate	3.8%	4.3%

In addition to the above factors, the Company also used a probability assessment for the initial and June 30, 2023 valuation to evaluate whether stockholder approval would be received to lower the conversion and exercise prices. The Company utilized a 50/50 assessment that stockholders would or would not approve the lower conversion and exercise price. Management notes that at the time of the assessment, the stockholder vote had not yet started therefore there was no data to determine whether one scenario was more likely than another. Since the stockholders approve the lower conversion and exercise price on August 3, 2023, no probability assessment was used.

Based on the above factors, the estimated fair value of the Company’s financial derivative liabilities carried at fair value at May 24, 2023 and August 2, 2023 as follows:

	May 24, 2023	August 3, 2023
Conversion Feature - New Notes	$663,096	$557,168
Conversion Feature - Series A Exchange Notes	970,805	416,672
Conversion Feature - Series B Exchange Notes	4,324,792	2,651,436
New Warrants	3,123,682	2,445,244
Exchange Warrants	9,287,474	7,191,535
Total	$18,369,849	$13,262,055

On August 3, 2023, shareholders approved the adjustment of the conversion price of the New Notes and Exchange Notes and the exercise price of the New Warrants and Exchange Warrants. The conversion and exercise prices can adjust to a floor of $0.22 per share based on certain events defined in the agreements related to these instruments. The Company has concluded that as of August 3, 2023, the conversion feature of the May 2023 Notes and the May 2023 Warrants are no longer derivative liabilities. The Company recognized a (loss) gain of $(690,290) and 2,333,417 for the change in the fair values of the conversion features of the May 2023 Notes for the three and nine months ended September 30, 2023, respectively.

The Company has calculated the fair value of May 2023 Warrants at August 3, 2023, and recognized a gain of $5,296 and $2,774,377 in the three and nine months ended September 30, 2023. The total gain recognized for the nine months ended September 30, 2023 for the May 2023 Notes conversion features and May 2023 Warrants is $5,107,794.

NOTE 8 – RELATED PARTY TRANSACTIONS

During 2022, the Company issued purchase orders and made prepayments for prototype parts of $21,860 to a vendor that Pink Possum, LLC (“Pink Possum”), an entity controlled by Mr. Okonsky, one of the Company’s founders, Chairman of the Board and Chief Technology Officer, holds an equity interest of 25% as of September 30, 2023. This vendor is expected to provide additional prototype and product parts for a prototype of an upgraded version of the Stag expected to be released in the future.

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

The Company evaluated the cost of this facility in relation to other lower cost options, including having a third-party manufacturer the Stag, and determined that it would be in the best interest of the Company to terminate this lease. On April 27, 2022, the Company informed the landlord that it would be terminating the lease. On May 27, 2022, the landlord notified the Company that the landlord would refund $85,756 of the prepaid rent and security deposit balance of $601,818 paid by the Company. The unrefunded portion of the prepaid rent and security deposit related to some survey, architecture and construction design costs that were incurred by the landlord prior to the Company terminating the lease. In September and October 2023, the landlord notified the Company that there were additional costs that exceeded the amount of the refund and the landlord released the Company from paying any amounts in excess of the original expected refund. The landlord also released the Company from any remaining obligations under the lease and amendments. The Company has recognized a loss on the termination of this lease of $247,525 in the year ended December 31, 2022 and $85,756 in the three and nine months ended September 2023.

Total amortization expense for the right-of-use asset recorded for the initial lease for the nine months ended September 30, 2022 was $61,709. There was no amortization expense recorded in 2023.

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

On August 28, 2020, the Company entered into three-year consulting agreements with Pink Possum, and Highbridge Consultants, LLC (“Highbridge”), an entity controlled by Mr. Adrian James, a co-founder of the Company, pursuant to which Messrs. Okonsky and James provide the Company with services. In consideration for entering into the consulting agreements, the Company issued the two entities ten-year warrants to purchase the Company’s common stock at an exercise price of $0.004 per share. The number of shares of common stock issuable pursuant to the warrants was based on the number of shares of the Company’s common stock outstanding at the time of exercise and provided that Pink Possum and Highbridge would receive 18.75% and 25%, respectively, of the Company’s shares of common stock outstanding at the time of exercise on a fully diluted basis. On March 26, 2021 and March 25, 2021, respectively, Pink Possum and Highbridge entered into amendments to the consulting agreements agreeing to exchange the original warrants for new ten-year warrants to purchase 950,000 and 1,250,000 shares, respectively, of common stock at an exercise price of $4.90. During the year ended December 31, 2021, the Company recognized compensation expenses of $5.6 million and $7.4 million for the warrants issued to Pink Possum and Highbridge, respectively. On December 20, 2021, Highbridge exercised all of its warrants on a cashless basis and the Company issued 1,101,515 shares of common stock to Highbridge.

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

Common Stock

On February 1, 2022, the Company sold 1,333,334 shares of its common stock in a public offering at $15.00 per share. The Company received net proceeds of $18,089,184 after underwriter commissions and expenses of $1,910,816. The underwriter was also issued a warrant to purchase 66,667 shares of the Company’s common stock at an exercise price of $18.75 per share that expires 5.5 years from the date of issuance.

On May 24, 2023, the Company sold 1,200,000 shares of its common stock in a public offering at $3.75 per share. The Company received net proceeds of $3,998,700 after underwriter commissions and expenses of $501,300.

On September 18, 2023, the Company sold 280,000 shares of its common stock in a public offering at $2.50 per share. The Company received net proceeds of $571,400 after underwriter commissions and expenses of $128,600. The underwriter was also issued a warrant to purchase 56,000 shares of the Company’s common stock at an exercise price of $3.13 per share that expires 5.5 years from the date of issuance. The underwriter agreement provided the underwriter with a right of first refusal for any additional securities offerings within twelve months of this offering.

As discussed in Note 6 above, on May 24, 2023, the Company issued the May 2023 Notes and May 2023 Warrants, along with the warrants to the placement agent in August 2022 with the issuance of the Convertible Notes. The Company received consent from the underwriter to issue such securities. In addition, the Company was required to reserve 21,623,189 shares of common stock for future issuance of shares for the conversion of the May 2023 Notes and exercise of the May 2023 Warrants and 120,773 shares for the exercise of the placement agent warrants.

Warrants

As discussed in Note 6, the Company issued the Note Warrants, which were fully vested, to purchase 1,811,595 shares of the Company’s common stock at an initial exercise price of $14.25. The Note Warrants expire August 24, 2027. Also, the Company issued to the placement agent of the Convertible Notes, fully vested warrants to purchase 120,773 shares of the Company’s common stock at an exercise price of $17.8125. The warrants were not exercisable until February 24, 2023 and expire on February 24, 2028. The Company valued all of these warrants using the closing price of the Company’s common stock on August 24, 2022 of $12.20, volatility of 79.81% based on peer companies, risk free interest rate of 3.03%, no dividends and an estimated life of 2.5 years.

In May 2023, all of the Note Warrants to purchase 1,811,595 shares of the Company’s common stock were exchanged for Exchange Warrants to purchase 3,411,595 shares of the Company’s common stock with an initial exercise price of $5.45 per share (which was adjusted to $3.75 per share upon stockholder approval). The Exchange Warrants expire August 24, 2027. Also in May 2023, in connection with the issuance of the New Notes, the Company also issued New Warrants to purchase 1,086,957 shares of common stock at an initial exercise price of $5.45 (which was adjusted to $3.75 per share upon stockholder approval which was received on August 3, 2023). As discussed in Note 14, as of October 20, 2023, the exercise price of the Exchange Warrants and New Warrants were adjusted to $1.369 per share.

As noted above, 307,001 of the Exchange Warrants were exercised at a price of $1.75 per share and 307,001 Reload Warrants were issued with an exercise price of $2.50 per share. The Reload warrants expire August 24, 2027.

During the three and nine months ended September 30, 2023, the Company recognized no expense from warrants and during the three and nine months ended September 30, 2022, the Company recognized expense of $0 and $7,302, respectively, related to common stock warrants as all warrants are fully vested as of September 30, 2023. As noted in Note 7 above, the Company has determined that the Exchange Warrants and New Warrants are derivative liabilities and is recording them at fair value with changes being recorded in earnings through August 3, 2023, the date of stockholder approval to fix the exercise price of these warrants.

The following is the activity related to common stock warrants during the nine months ended September 30, 2023:

	Common Stock Warrants
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Life in years	Intrinsic Value

Outstanding at January 1, 2023	3,017,126	$11.67
Granted	4,861,555	$2.35
Canceled	–	$–
Exchanged	(1,811,595)	$14.25
Expired	–	$–
Exercised	(307,001)	$1.75
Outstanding at September 30, 2023	5,760,085	$3.61	4.52	$146,442
Exercisable at September 30, 2023	5,760,085	$3.61	4.52	$146,442

NOTE 10 – STOCK-BASED COMPENSATION

In January 2021, the Company’s board of directors adopted the Volcon, Inc. 2021 Stock Plan, (the “2021 Plan”). The 2021 Plan is a stock-based compensation plan that provides for discretionary grants of stock options, stock awards, and restricted stock unit awards to employees, members of the board of directors and consultants (including restricted stock units issued prior to the adoption of the plan as further discussed below). The Company initially reserved a total of 600,000 shares of the Company’s common stock for issuance under the 2021 Plan. On July 26, 2022, the Company’s stockholders approved an increase of 800,000 shares of the Company’s common stock for issuance under the 2021 plan, which may be adjusted for changes in capitalization and certain corporate transactions. To the extent that an award, if forfeitable, expires, terminates or lapses, or an award is otherwise settled in cash without the delivery of shares of common stock to the participant, then any unpaid shares subject to the award will be available for future grant or issuance under the 2021 Plan. Shares available for issuance under the 2021 Plan as of September 30, 2023, were 251,351 shares. Awards vest according to each agreement and as long as the employee remains employed with the Company or the consultant continues to provide services in accordance with the terms of the agreement.

Restricted Stock Units

The following is the restricted stock unit activity for the nine months ended September 30, 2023

Outstanding January 1, 2023	15,000
Granted	–
Vested (1)	(5,000)
Canceled	(5,000)
Outstanding September 30, 2023	5,000

(1)	5,000 RSUs were subject to cancellation due to termination of employment. However, the Company entered into a modification to allow the employee to fully vest in these RSUs as part of a severance agreement. The Company recorded additional expense of $31,487 during the three months ended March 31, 2023 related to this modification.

In January 2022, the Company modified the vesting terms of 20,000 RSUs that had vested as of December 31, 2021 to extend the vesting through May 15, 2022. The Company granted an additional 5,000 RSUs to the holders of these RSUs that vesting was extended and these additional RSUs vested as of May 15, 2022. The Company recorded an additional expense of $1,267,250 during 2022 related to these modifications.

For the three and nine months ended September 30, 2023, the Company recognized expense for RSUs of $(15,700) and $61,623, respectively. For the three and nine months ended September 30, 2022, the Company recognized expense for RSUs of $35,325 and $1,232,135, respectively. The Company expects to recognize additional compensation expenses of $3,925 related to RSUs assuming all awards outstanding at September 30, 2023 will vest.

Performance Shares

On March 1, 2022, the Compensation Committee of the board of directors approved a grant of 8,925 shares for the achievement of some of the Company’s 2021 performance milestones, and the Company recognized share-based compensation expenses of $82,050 related to the grant of these shares in the quarter ended March 31, 2022. Certain individuals whose employment terminated subsequent to December 31, 2021 forfeited their share grants totaling 576 shares and such shares are available for future issuance under the 2021 Plan.

In 2022 the compensation committee approved reserving 50,000 shares from the 2021 Plan to issue based on achievement of the Company’s 2022 performance milestones to employees who are employed in 2022 and are active employees on the date of approval in 2023 by the compensation committee. On February 6, 2023 the compensation committee of the board of directors approved a grant of 30,997 shares (27,772 were issued due a forfeiture of 132 shares and 3,093 shares withheld for payment of employee withholding taxes) for the achievement of some of the Company’s 2022 performance milestones. The Company recognized share-based compensation expenses of $257,717 related to the grant of these shares in the quarter ended March 31, 2023. The compensation committee also approved reserving the remaining 19,003 not issued for 2022 performance milestones for issuance to active employees on the date the first Stag is shipped to a customer.

In addition, the compensation committee also approved reserving 50,000 shares from the 2021 Plan to issue to employees based on achievement of the Company’s 2023 performance milestones to employees who are employed in 2023 and are active employees on the date of approval in 2024 by the compensation committee.

Stock Options

The following summarizes activity relating to common stock options to employees and consultants for services during the nine months ended September 30, 2023:

	Common Stock Options
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Life in years	Intrinsic Value
Outstanding at January 1, 2023	657,782	$15.41
Granted	497,103	$3.81
Forfeited	(149.885)	$13.02
Exercised	(5,000)	$5.00
Outstanding at September 30, 2023	1,000,016	$10.06	8.98	$–
Exercisable at September 30, 2023	399,024	$12.93	8.37	$–

The Company valued the options using the closing stock price of the Company’s common stock on the date of grant, an estimated volatility between 78.7% - 81.5% based on peer companies, risk free interest rate between 3.54% - 3.95%, no dividends and an estimated life of 6 years. During the three and nine months ended September 30, 2023, the Company recognized share-based compensation expenses of $556,228, and $1,904,016, respectively, related to common stock options. During the three and nine months ended September 30, 2022 the Company recognized share-based compensation expenses of $389,745, and $1,385,402, respectively, related to common stock options. The Company expects to recognize additional compensation expense of $2,136,860 related to these common stock options assuming all awards will vest.

Total stock-based compensation recorded for the three and nine months ended September 30, 2023 and 2022 for all stock based compensation awards, including warrants, has been recorded as follows:

	Three Months Ended September 30, 2023	Three Months Ended September 30, 2022	Nine Months Ended September 30, 2023	Nine Months Ended September 30, 2022
Cost of Goods Sold	$131,525	$113,794	$487,605	$391,674
Sales and Marketing	134,073	106,478	678,945	568,333
Product Development	80,759	82,560	389,729	661,754
General and Administrative	194,171	122,238	667,077	1,003,088
Total	$540,528	$425,070	$2,223,356	$2,624,849

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

	Three months Ended	Three months Ended	Nine months Ended	Nine months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022

Numerator:

Net loss	$(11,327,896)	$(7,899,184)	$(41,655,559)	$(26,437,991)

Denominator:

Denominator for basic and diluted net loss per common share - weighted average of common shares	6,162,589	4,869,044	5,502,512	4,690,805

Basic and diluted net loss per common share	$(1.84)	$(1.62)	$(7.57)	$(5.64)

Common shares consisting of shares potentially dilutive as of September 30, 2023 and 2022 are as follows:

	September 30, 2023	September 30, 2022
Convertible Notes	11,675,892	2,415,459
Warrants	5,760,085	3,017,124
Stock options	1,000,016	681,567
Restricted stock units	5,000	30,000
Total	18,440,993	6,144,150

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

Significant components of the Company's deferred tax assets and liabilities at September 30, 2023 and December 31, 2022 are as follows:

	September 30, 2023	December 31, 2022
Deferred tax assets
Net operating losses	$12,016,943	$9,106,430
Depreciation and intangible assets	1,770,632	1,502,868
Debt basis difference	5,029,077	–
Research & development credit	1,457,768	1,308,956
Lease liability	266,483	322,167
Inventory	1,249,375	1,290,968
Stock-based compensation	3,259,583	3,103,037
Accrued expenses	154,650	233,284
Capital loss carryover	276,522	261,922
Other	222,062	177,074
Total	25,703,095	17,306,705
Valuation allowance	(25,244,039)	(16,661,612)
Net deferred tax asset	459,056	645,093
Deferred tax liabilities
Prepaid expenses	(200,526)	(328,836)
Right-of-use assets	(258,530)	(316,257)
Total net deferred taxes deferred tax liabilities	$–	$–

Management currently believes that since the Company has a history of losses it is more likely than not that the deferred tax regarding the loss carry forwards and other temporary differences will not be realized in the foreseeable future. The Company believes that carryforward limitations will be applied to the historical net operating losses due to the change of control that occurred upon the completion of the Company’s initial public offering. The Company's cumulative net operating loss carry forward of approximately $57.2 million as of September 30, 2023, may be limited in future years depending on future taxable income in any given fiscal year. The net operating losses can be carried forward indefinitely.

The Company has recorded no liability for income taxes associated with unrecognized tax benefits at the date of adoption and has not recorded any liability associated with unrecognized tax benefits. Accordingly, the Company has not recorded any interest or penalty in regard to any unrecognized benefit.

NOTE 13 – LEASES

The components of lease cost for operating leases for the three and nine months ended September 30, 2023 and 2022 is as follows:

	Three Months Ended September 30, 2023	Three Months Ended September 30, 2022	Nine Months Ended September 30, 2023	Nine Months Ended September 30, 2022
Lease Cost
Operating lease cost	$117,249	$107,534	$351,748	$406,786
Short-term lease cost	30,751	75,015	120,271	208,009
Variable lease cost	–	–	–	–
Sublease income	–	–	–	–
Total lease cost	$148,000	$182,549	$472,019	$614,795

Supplemental cash flow information related to leases for the nine months ended September 30, 2023 and 2022, is as follows:

	2023	2022
Other Lease Information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$265,161	$269,836
Amortization of right-of-use assets	$274,895	$342,112

The following table summarizes the lease-related assets and liabilities recorded on the balance sheet at September 30, 2023 and December 31, 2022:

	September 30, 2023	December 31, 2022
Lease Position
Operating Leases:
Operating lease right-of-use assets	$1,231,092	$1,505,987
Right-of-use liabilities operating leases short-term	423,849	391,117
Right-of-use liabilities operating leases long-term	845,117	1,143,011
Total operating lease liabilities	$1,268,966	$1,534,128

The Company utilizes the incremental borrowing rate in determining the present value of lease payments unless the implicit rate is readily determinable.

Lease Term and Discount Rate	September 30, 2023
Weighted-average remaining lease term (years):
Operating leases	2.9
Weighted-average discount rate:
Operating leases	6.05%

The following table provides the maturities of lease liabilities at September 30, 2023:

Operating
Leases
Remainder of 2023	$116,557
2024	471,638
2025	485,702
2026	340,591
Total future undiscounted lease payments	1,414,488
Less: Interest	(145,522)
Present value of lease liabilities	$1,268,966

NOTE 14 - SUBSEQUENT EVENT

Elimination of Chief Operating Officer Position

On October 10, 2023, the Company eliminated the position of Chief Operating Officer, and terminated Stephanie Davis, the Company’s Chief Operating Officer, from that position. The responsibilities of the Chief Operating Officer will be assumed by other members of management.

Warrants Granted to GLV Ventures

On October 11, 2023, the Company entered into an amendment (the “Amendment”) to its Stag development and Stag supplier agreements with GLV Ventures (“GLV”). Pursuant to the Amendment, GLV agreed to provide the Company with extended payment terms and provide the Company with credit against new vehicles for the value of certain parts purchased by the Company. In consideration for entering into the Amendment No. 1, the Company agreed to issue GLV (or its designee) five-year warrants to purchase 400,000 shares of Company common stock with an exercise price of $2.10 per share, which was equal to the closing price of the Company's common stock on the date of the Amendment No. 1, 200,000 shares were fully vested upon issuance and the remaining warrants will vest 45 days from the issuance date.

Reverse Stock Split

On October 13, 2023, the Company completed a reverse 1 for 5 stock split effective at 4:01pm U.S. Eastern Standard Time. Any fractional shares as a result of the reverse stock split were rounded up to one full share of common stock. As discussed in Note 6, the conversion price of New Notes and Exchange Notes and exercise price of the New Warrants and Exchange Warrants were subject to adjustment to the lowest day’s VWAP in the five days following the reverse split, which was $1.369 per share. Total shares issuable for the New Notes and Exchange Notes based on this adjusted price would be 23,454,124.

Warrant Inducement

On October 13, 2023, the Company entered into an inducement offer letter agreement (the “Inducement Letter”) with the three holders (each, a “Holder”) of the May 2023 Warrants. The Company reduced the exercise price of up to 973,000 to the lesser of (i) $1.75 (after giving effect to the 1:5 reverse stock split that went into effect on October 13, 2023) and (ii) the exercise price in effect at the time of exercise of the Existing Warrants if further adjusted in accordance with the terms of the May 2023 Warrants ($1.369 per share after adjustment for the lowest day’s VWAP for the five days following the reverse stock split). The reduction of the exercise price of such Existing Warrants will remain in effect until October 27, 2023 (the “Inducement Period”). Any Warrants not exercised prior to the end of the Inducement Period be $1.369 (after given effect to the 1:5 reverse stock split and lowest day’s VWAP for the five days following the reverse stock split) as adjusted pursuant to other events that would result in a change in the exercise price under the original terms of the Existing Warrants.

In addition, pursuant to the Inducement Letter, the Holders who exercise such Existing Warrants for cash on or prior to October 27, 2023 would receive a new warrant (“Reload Warrant”) to purchase a number of shares of common stock equal to the number of shares of common stock exercised under the Existing Warrants. The exercise price of the Reload Warrants was determined based on the terms of the Existing Warrants, which was $1.369 per share.

On October 20, 2023, the Holders exercised 105,000 warrants at $1.369 per share.

On October 29, 2023, in an effort to raise cash, the Company entered into an inducement offer letter agreement (the “Inducement Reprice Letter”) with the Holders of the Company’s May 2023 Warrants. Pursuant to the Inducement Reprice Letter, in exchange for an aggregate cash payment of $346,500, the Company reduced the exercise price with respect to May 2023 Warrants exercisable into an aggregate of 350,000 shares of common stock from $1.369 per share to $0.01 per share.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is intended as a review of significant factors affecting the Company’s financial condition and results of operations for the periods indicated. This discussion and analysis should be read in conjunction with the financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and the Company’s Annual Report on Form 10-K, which contains audited financial statements of the Company as of and for the year ended December 31, 2022, previously filed with the Securities and Exchange Commission. Results for the three and nine months ended September 30, 2023 are not necessarily indicative of results for the year ending December 31, 2023 or any future period.

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

Forward-looking statements include, but are not limited to, statements about:

•	our ability to generate revenues from sales, generate cash from operations, or obtain additional funding to market our vehicles and develop new products;
•	our ability to successfully implement and effectively manage our outsourced manufacturing, design and development model and achieve any anticipated benefits;
•	the ability of third-party manufacturers to produce our vehicles in accordance with our design and quality specifications, with sufficient scale to satisfy customers and within a reasonable cost;
•	anticipated timing for the manufacture, design, production, shipping and launch of our vehicles;
•	the inability of our suppliers to deliver the necessary components for our vehicles at prices and volumes acceptable to our third-party manufacturers, and within the timeframes that we require;
•	our ability to establish a network of dealers and international distributors to sell and service our vehicles on the timeline we expect;
•	whether our vehicles will perform as expected;
•	our facing product warranty claims or product recalls;
•	our facing adverse determinations in significant product liability claims;
•	customer adoption of electric vehicles;
•	the development of alternative technology that adversely affects our business;
•	increased government regulation of our industry;
•	tariffs and currency exchange rates; and
•	the conflict with Russia and the Ukraine and the potential adverse effect it may have on the availability of materials used in the manufacturing of batteries for our vehicles.

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

Beginning in November 2021, we began negotiating dealership agreements with powersports dealers to display and sell our vehicles and accessories. Customers can now, or will soon be able to, buy our vehicles and accessories directly from a local dealership. Some of these dealers will also provide warranty and repair services to customers. As of September 29, 2023, we have 133 active dealers. Dealers can order any of our available products provided they are current on their accounts receivable and are within their established credit limit. We are offering dealers payment terms of up to 90 days to make larger purchases of our vehicles. We have entered into an accounts receivable factoring arrangement to allow the Company the ability to generate cash for working capital. We have agreements with third-party financing companies to provide financing to qualified customers of each dealer. There is no recourse to the Company or the dealer if the dealer’s customer defaults on the financing agreement with the third-party.

As of September 30, 2023, we have signed agreements with six importers in Latin America and one importer for the Caribbean Region, collectively referred to herein as the LATAM importers, to sell our vehicles and accessories in their assigned countries/markets. In June 2022, we signed an exclusive distribution agreement with Torrot Electric Europa S.A., referred to herein as Torrot, to distribute their electric motorcycles for youth riders in Latin America. As discussed below, the agreement with Torrot was superseded by the December 2022 agreement to sell Volcon co-branded Torrot youth motorcycles. We use our LATAM importers to sell Volcon co-branded Torrot youth motorcycles in Latin America.

In October 2022, we signed an expanded agreement with Torrot to also be the exclusive distributor of Torrot and Volcon co-branded youth electric motorcycles in the United States as well as Latin America. This agreement supersedes the original Torrot agreement and once all Torrot branded inventory is sold, we will no longer distribute Torrot branded motorcycles. Finally, in December 2022, we signed an expanded agreement with Torrot to be the exclusive distributor of Volcon co-branded youth electric motorcycles in Canada. In June 2023, we wrote down all remaining Torrot branded inventory in the amount of $84,000. On September 27, 2023, we wrote down the Volcon co-branded Torrot youth motorcycles by $1,622,262 to reduce their cost to the estimated net realizable value.

We expect to expand our global sales of our vehicles and accessories beyond our current LATAM importer base. We expect to sign more LATAM importers in 2023. We expect export sales to be executed with individual importers in each country that buy vehicles by the container. Each importer will sell vehicles and accessories to local dealers or directly to customers. Local dealers will provide warranty and repair services for vehicles purchased in their country. In October 2023, the Company made a decision to postpone expanding our dealer network in Canada for the foreseeable future and we have terminated the employment of our Canadian regional sales managers.

In July 2022, we expanded our offerings with the introduction of the first of our Volcon UTV models, the Stag, which we initially anticipated would be available for delivery to customers in October 2023, followed by additional models of the Stag expected in 2024 and 2025. Due to a delay in certain parts from third-party vendors, we expect delivery to customers to begin in November 2023. The Stag will be manufactured by a third-party and incorporate electrification units, which include batteries, drive units and control modules provided by General Motors. Beginning in June 2022, we have taken non-binding pre-production orders which are cancelable prior to delivery. We also expect to introduce a higher performance, longer range UTV (to be named) but development of this vehicle has not yet begun and no timeline for its development and release has been determined.

Through August 2022, we assembled the Grunt in a leased production facility in Round Rock, Texas. In August 2022, we announced that we would outsource the manufacturing of the Grunt to a third-party manufacturer, which has reduced costs and improved profitability on the Grunt. We also outsourced the manufacturing of the 2023 Grunt EVO to the same third-party manufacturer. The 2023 Grunt EVO has replaced the Grunt and has a belt drive rather than a chain drive as well as an updated rear suspension. We received prototypes of the Grunt EVO in the first quarter of 2023 and began selling the Grunt EVO in the third quarter of 2023.

In September 2022, we reduced our headcount in our product development and administration departments as we outsourced the design and development of certain components of our vehicle development. We also hired our Chief Marketing Officer and hired additional sales and marketing employees and increased marketing activities to further support our brand and products. In September 2023, we reduced our headcount in several departments to reduce costs and we continue to evaluate other cost reduction opportunities.

We began taking pre-orders for an E-Bike, the Brat, in September 2022 and shipments to customers began in the fourth quarter of 2022. The Brat is being manufactured by a third-party. In January 2023, we began selling the Brat directly to consumers through our website. Consumers who order the Brat from our website can have the Brat shipped to their specified destination.

In November 2022, we finalized an agreement with a third-party to manufacture the Runt LT. We received prototypes of the Runt LT in the first quarter of 2023 and expect to begin sales in the first quarter of 2024.

The estimated fulfillment of all orders we have received assumes that our third-party manufacturers can successfully meet our order quantities and deadlines. If they are unable to satisfy orders on a timely basis, our customers may cancel their orders.

Results of Operations

The following financial information is for the three and nine months ended September 30, 2023 and 2022.

	Three Months Ended		Nine Months Ended
	Sept 30, 2023	Sept 30, 2022	Sept 30, 2023	Sept 30, 2022

Revenue	$487,430	$242,710	$2,177,188	$3,795,065
Cost of goods sold	(3,542,468)	(2,012,828)	(5,107,096)	(11,549,871)
Gross margin	(3,055,038)	(1,770,119)	(2,929,908)	(7,754,806)

Operating expenses:
Sales and marketing	1,870,532	1,282,014	6,040,519	3,942,827
Product development	2,983,197	2,177,347	5,936,280	6,775,768
General and administrative expenses	1,544,344	2,085,211	5,003,135	7,409,601
Total operating expenses	6,398,073	5,544,572	16,979,934	18,128,196

Loss from operations	(9,453,111)	(7,314,691)	(19,909,842)	(25,883,002)

Other income (expense)	(54,702)	33,814	(38,199)	72,800
Loss on extinguishment of Convertible Notes	–	–	(22,296,988)	–
Gain (loss) on change in fair value of financial liabilities	(684,994)	–	5,107,794	–
Interest expense	(1,135,089)	(618,307)	(4,518,324)	(627,789)
Total other expense	(1,874,785)	(584,493)	(21,745,717)	(554,989)

Loss before provision for income taxes	(11,327,896)	(7,899,184)	(41,655,559)	(26,437,991)
Provision for income taxes	–	–	–	–

Net loss	$(11,327,896)	$(7,899,184)	$(41,655,559)	$(26,437,991

Revenue

Revenue for the three months ended September 30, 2023, was $487,430 which represents sales of Brats of $686,331, Grunt EVO motorcycles of $37,193, Volcon Youth and Torrot motorcycles of $43,407 and accessories and parts of $52,613 offset by an adjustment of $333,524 to increase dealer rebates due to a change in the rebate program for remaining unsold Grunts in dealer inventory and for discounts to dealers for a reduction in the manufacturer’s suggested retail price for Brats and Volcon Youth motorcycles.

Revenue for the nine months ended September 30, 2023, was $2,177,188 which represents sales of Grunt motorcycles of $170,388, Grunt EVO motorcycles of $37,193, Brats of $1,728,528, Volcon Youth of $303,886 and accessories and parts of $204,593. offset by an adjustment of $269,218 to increase dealer rebates due to a change in the rebate programs during the period for remaining unsold Grunts in dealer inventory and for discounts to dealers for a reduction in the manufacturer’s suggested retail price for Brats and Volcon Youth motorcycles.

Revenue for the three and nine months ended September 30, 2022, was $242,710 and $3,795,065 which represents sales of Grunts of $953,429 and $4,493,951, and accessories and parts of $81,125 and $196,845, respectively. The sales of Grunts are offset by promotional rebates provided to dealers and distributors in the third quarter of 2022 on inventory held by them as of August 1, 2022 resulting in $812,600 being recorded to reduce revenue. The rebate is provided as a year-end incentive to dealers and distributors to sell their remaining 2022 Model Year Grunt inventory.

Cost of Goods Sold

Cost of goods sold for the three months ended September 30, 2023 were $3,542,468 including payroll costs of $287,117 and stock-based compensation of $131,526 for employees performing warehouse and logistics management and quality control testing. Product costs for Brats, Grunt EVOs, and Volcon Youth sold during the period were $555,265, $96,332 and $40,018 (before net realizable value write down), respectively. We recorded a write down of Volcon Youth motorcycles of $1,622,262 to reduce their costs to the expected net realizable value. We recorded an expense of $19,500 related to fees paid to cancel purchase orders to reduce raw material quantities. Facilities costs were $126,501 for our warehouse facility and third-party warehousing costs. The Company also recorded an expense of $350,000 due to a reduction of the credit per Grunt EVO our third-party manufacturer will provide for inventory previously provided to it. The credit was reduced to $1,250 from $1,600 due to inventory provided by the Company that is in excess of the 1,000 units. Future credits could be received if the Company has the third-party manufacturer build more than 1,000 units.

Cost of goods sold for the nine months ended September 30, 2023, were $5,107,096. Costs include payroll costs of $969,461 and stock-based compensation of $487,605 for share-based awards for employees performing warehouse and logistics management and quality control testing. Product costs for Brats, Grunts, Grunt EVOs, and Volcon Youth, sold during the period were $1,150,905, $459,690, $97,051, and $295,427 (before inventory write down), respectively. We recorded write downs of Volcon Youth and Torrot Youth motorcycles of $1,622,262 to reduce the inventory value to its expected net realizable value. We recorded expense of $158,252 related to fees paid to cancel purchase orders to reduce raw material quantities, which was offset by a reduction in the net realizable valuation expense of $198,061 the Company was recording for excess quantities of raw materials that it was no longer obligated to purchase by paying these fees. Also, the one-year warranty for parts and labor on Grunts sold prior to September 30, 2022 expired (excluding the battery which is warranted for 2 years) and an adjustment to reduce the warranty accrual in the amount of $459,800 was recorded which reduced cost of goods sold. Facilities costs were $337,658 for our warehouse facility and third-party warehousing costs. Shipping costs were reduced by $347,729 due to the reversal of an accrual for shipping costs and tariffs expected to be incurred to ship our Grunt raw materials and work-in-process inventory to our third-party manufacturer in Mexico which was no longer needed.

Cost of goods sold for the three months ended September 30, 2022 were $2,012,828 including labor costs of $504,830 for employees and contractors performing assembly and quality control testing of Grunts and stock-based compensation of $113,795 for share-based awards for employees. Part costs for Grunts sold during the period were $48,627. We paid $223,758 for fees owed to cancel purchase orders to reduce quantities ordered to expected sales demand. Facilities costs were $131,344 for our manufacturing facility and inventory warehousing costs. Shipping costs and duties/tariffs for inventory purchases and shipments to customers were $701,825, which includes an accrual of $350,000 for costs expected to be incurred to ship our raw materials and work-in-process inventory to our third-party manufacturer. Depreciation expense of $123,008 was recorded in the period and a loss on the write-off of property and equipment of $170,657 was recognized for the disposal of manufacturing assets due to the outsourcing of Grunt assembly.

Cost of goods sold for the nine months ended September 30, 2022 were $11,549,871 including labor costs of $1,868,801 for employees and contractors performing assembly and quality control testing of Grunts and stock-based compensation of $392,244 for share-based awards for employees. Part costs for Grunts during the period were $5,402,140 which included parts costs for Grunts sold of $3,080,033, inventory adjustments for excess and obsolete inventory of $364,322 and adjustments of $1,643,505 to record inventory at its net realizable value. Facilities costs were $458,650 for our manufacturing facility and inventory warehousing costs. Shipping costs and duties/tariffs for inventory purchases and shipments to customers were $2,041,022 which includes an accrual of $350,000 for costs expected to be incurred to ship our raw materials and work- in-process inventory to our third-party manufacturer. Accrued warranty costs were $556,314. Depreciation expense of $270,526 was recorded in the period and a loss on the write-off of property and equipment of $170,657 was recognized for the disposal of manufacturing assets due to the outsourcing of Grunt assembly.

Beginning in the fourth quarter of 2023 we expect revenue and cost of goods sold, other than inventory write downs, to increase further due to the expected sales of the Grunt EVO, as there were minimal sales late in the third quarter, and Stag in November 2023. Our cost per Grunt EVO is fixed in our contract with the third-party manufacturer. We have identified a supplier who can build and deliver the Grunt EVO at a lower cost than we were able to source parts and assemble the Grunt EVO ourselves. We also transferred Grunt parts inventory of approximately $1.4 million to this supplier in exchange for a per unit reduction in the contractual cost the third-party manufacturer will charge the Company. Additional cost savings may be realized if the third-party manufacturer can source or manufacture parts at a lower cost.

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

The increase in costs for products will partially be offset by reductions in cost for salaries and benefits due to reductions in headcount completed in September and October 2023.

Sales and Marketing Expense

Sales and marketing expenses relate to costs to increase exposure and awareness for our products and developing our network of U.S. dealers and international distributors.

For the three months ended September 30, 2023, sales and marketing expenses were $1,870,532 and include $683,349 for promoting our products and brand, $816,564 for employee payroll costs, stock-based compensation expense of $134,073 for share-based awards granted to employees and consultants, $43,684 related to facilities costs, and travel costs of $79,500 primarily related to costs incurred for travel to build our dealer and distributor network and to attend events to promote our products. Bad debt expense was $15,792 and legal and consulting fees were $15,577.

Sales and marketing expenses were $6,040,519 for the nine months ended September 30, 2023 and were primarily related to expenses associated with promoting our products and brand of $2,239,652, employee payroll costs of $2,323,155, stock-based compensation of $678,944 for share-based awards granted to employees and consultants, and travel costs of $259,777 primarily related to costs incurred for travel to build our dealer and distributor network and to attend events to promote our products. Facilities costs were $128,821. Bad debt expense was $66,990 and legal and consulting fees mainly related to entering into international distribution agreements were $156,846.

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

We expect sales and marketing expenses to decrease as we reduce costs for marketing our products once we start selling the Grunt EVO and Stag, which we expect to be offset partially for an increase in selling costs such as commissions. In addition, we decreased headcount in September 2023 to reduce selling costs.

Product Development Expense

Product development expenses relate to development and testing of our products and process to manufacture these products.

For the three months ended September 30, 2023, product development expenses totaled $2,983,198 and primarily relate to expenses associated with employee payroll costs of $426,332, stock-based compensation of $80,759 for share-based awards granted to employees, professional fees of $274,389 for consultants assisting with product design and programming, prototype vehicles and parts costs of $2,003,330, facilities costs of $49,879 and $38,000 for supplies and software.

Product development expenses were $5,936,280 for the nine months ended September 30, 2023 and were primarily related to expenses associated with employee payroll costs of $1,365,841, stock-based compensation of $389,729 for share-based awards granted to employees and consultants, professional fees of $570,364 for consultants assisting with product design and programming, prototype vehicles and parts costs of $2,913,425, tooling costs of $70,173 for prototype parts, testing costs of $143,072 to complete testing of vehicles including any required regulatory tests, shipping costs of $56,133 related to shipping prototypes, $133,571 for supplies and software and facilities costs of $143,185.

For the three months ended September 30, 2022, product development expenses totaled $2,177,347 and primarily relate to expenses associated with employee payroll costs of $1,199,179, stock-based compensation of $81,191 for share-based awards granted to employees and consultants, professional fees of $64,444 for product design, research and development costs of $115,034, prototype parts and tooling costs of $500,532, and facilities costs of $74,540.

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

We expect product development costs related to employee costs to remain consistent with the expense level of the nine months ended September 30, 2023. We expect cost increases for outsourced design and development costs and costs related to prototype costs for the Stag and Runt LT and prototype costs, especially for the Stag. We will receive more design validation Stag units and expect to receive production validation units in the fourth quarter of 2023. These units will be used to validate engineering and manufacturing design. Beginning in 2024, we expect prototype costs to decrease as we will be in production for the Stag.

General and Administrative Expense

General and administrative expenses relate to costs for our finance, accounting and administrative functions to support the development, manufacturing and sales of our products.

For the three months ended September 30, 2023, general and administrative expenses were $1,544,344 and were primarily related to expenses associated with employee payroll costs of $509,914, stock-based compensation of $194,171 for share-based awards granted to employees and consultants, professional fees of $161,523 (including legal fees of $61,201 for legal services and tax and audit fees of $71,008), software costs of $93,190, insurance costs of $339,714, facilities costs of $131,974, which includes $85,756 of lease termination costs, other public company expenses of $23,555 and the special stockholders meeting cost $104,840.

For the nine months ended September 30, 2023, general and administrative expenses were $5,003,135 and were primarily related to expenses associated with employee payroll costs of $1,649,373, stock-based compensation of $667,077 for share-based awards granted to employees, professional fees of $665,463 (including legal fees of $276,082, tax and audit fees of $258,185 and recruiting fees of $30,098), software costs were $328,584, insurance costs of $1,022,905, facilities costs of $214,488, which includes $85,756 of lease termination costs, annual and special shareholder meeting costs of $192,155 and other public company expenses were $164,308.

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

We expect general and administrative expenses to decrease over the next several quarters as we have taken actions to reduce costs through headcount reductions and lower expected legal costs. The reduction will be partially offset by costs such as product liability insurance which has increased due to new product offerings and increased costs due to public company reporting and compliance requirements.

Interest and Other Expenses

Interest and other income/expenses for the three and nine months ended September 30, 2023 were $1,874,785 and $21,745,717, respectively. A loss on extinguishment of the Convertible Notes of $22,296,988 was recognized in the nine months ended September 30, 2023 (see Note 6 to the consolidated financial statements). Non-cash interest expense of $1,130,837 and $4,516,041 was recognized for the amortization of debt issuance costs and accretion of principal on the Convertible Notes issued in August 2022 prior to extinguishment of the Convertible Notes and for the May 2023 Notes for the three and nine months ended September 30, 2023, respectively. A (loss) gain on the change in the valuation of derivative financial liabilities of ($684,994) and $5,107,794 was recognized in the three and nine months ended September 30, 2023 (see Note 7 to the consolidated financial statements).

Interest and other expenses for the three and nine months ended September 30, 2022 were $618,307 and $627,789. Non-cash interest expense of $614,366 was recognized for the amortization of debt issuance costs and accretion of principal on the Convertible Notes issued in August 2022.

We expect interest expense to increase in the future as we recognize interest on the New Notes and Exchange Notes issued in May 2023. The New Notes and Exchange Notes were discounted using a 14.9% interest rate This discount will be accreted to interest expense over the term of these notes and does not result in any cash payments to be made unless the Company has an event of default as discussed in Note 6 to the financial statements. Additional interest will be recognized for the amortization of issuance costs of $586,968 incurred for the New Notes and Exchange Notes.

Net Loss

Net loss for the three and nine months ended September 30, 2023, was $11,327,896 and $41,655,559, respectively.

Net loss for the three and nine months ended September 30, 2022, was $7,899,184 and $26,437,991, respectively.

Liquidity and Capital Resources

On September 30, 2023, we had cash and restricted cash of $3.0 million, including $0.5 million of restricted cash, and we had a working capital deficit of $22.7 million. Since inception we have funded our operations from proceeds from debt and equity sales.

Cash used in operating activities

Net cash used in operating activities was $16.8 million for the nine months ended September 30, 2023 and includes all of our operating costs except stock-based compensation, write-down of inventory, depreciation and amortization, non-cash interest expense for the amortization of debt issuance costs and accretion of principal on Convertible Notes and May 2023 Notes, gain on change in derivative financial liabilities, loss on extinguishment of Convertible Notes, bad debt expense and gain on sale of assets and loss on lease termination. Cash used in operating activities includes a decrease in accounts receivable of $0.6 million for collections net of sales, increases in inventory of $3.2 million due to the purchase of Brats, Volcon Youth motorcycles and purchases of batteries for the Stag offset by the transfer of Grunt inventory of $1.4 million to one of our third-party manufacturers, an increase of $2.4 million in accounts payable primarily due to purchases of batteries for the Stag and amounts due to our third-party manufacturer of the Stag and Grunt EVO, a decrease of $0.3 million in accrued liabilities due reversal of an accrual for anticipated shipping and tariffs related to shipping raw material and subassembly inventory for the Grunt to our third-party manufacturer. As of September 30, 2023 we have $0.2 million in customer deposits, primarily from two of our Latin America distributors as prepayment for shipments of Brats and Grunt EVOs.

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

Cash used in investing activities

Net cash used in investing activities was $0.7 million for the nine months ended September 30, 2023, consisting of $0.8 million of purchases of equipment and tooling offset by proceeds of $0.1 million received for the sale of two vehicles. Net cash used in investing activities was $0.6 million for the nine months ended September 30, 2022, consisting of $0.2 million of purchases of equipment and tooling related to our Grunt manufacturing and product development, $0.2 million for the cost of Grunts capitalized as demonstration units, and $0.2 million related to computers and equipment due to the growth in headcount during the period.

Cash provided by financing activities

Cash provided by financing activities for the nine months ended September 30, 2023, was $9.0 million and was related primarily to proceeds from the public offerings of 1.5 million shares of our common stock for net proceeds of $4.6 million and issuance of convertible notes in a private offering with a principal amount of $4.9 million and net proceeds of $3.9 million. We also received proceeds of $0.5 million from the exercise of 307,001 warrants. In addition, we used $0.1 million from proceeds received from the sale of two vehicles to pay off the related notes payable on the vehicles.

Cash provided from financing activities for the period ended September 30, 2022, was $40.4 million and was related to proceeds received from both the public offering of our common stock in February 2022 where we sold 1,333,334 shares at $15.00 per share and the issuance of senior convertible notes and warrants in August 2022 for net cash proceeds of $22.3 million.

Our continuation as a going concern is dependent upon our ability to attain profitable operations and if necessary, obtain continued financial support from the issuance of debt or equity. As of September 30, 2023, we had incurred an accumulated deficit of $117.4 million since inception. Additionally, one of the covenants for our May 2023 Notes requires us to have $5 million of cash on hand if principal (and interest, if any) of $15 million or more of the May 2023 Notes are outstanding as of June 30, 2024 (subject to adjustment if the principal (and interest, if any) is below $15 million). Further, our May 2023 Notes require us to sell at least 250 units of our Stag UTV by December 31, 2023.

Management anticipates that our cash on hand as of September 30, 2023 plus the cash expected to be generated from operations will not be sufficient to fund planned operations and maintain required cash balances at June 30, 2024 for the May 2023 Notes beyond one year from the date of the issuance of the financial statements as of and for the three and nine months ended September, 2023. There can be no assurance that additional funding would be available to the Company on acceptable terms, or at all. These factors raise substantial doubt regarding our ability to continue as a going concern.

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

Critical Accounting Policies

No critical accounting policies or estimates existed as of September 30, 2023.

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

Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures were not effective as of September 30, 2023 to provide assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to management as appropriate, to allow timely decisions regarding disclosures as we have previously missed filing certain forms timely and we have not implemented and tested controls and procedures to conclude that we have remediated this deficiency. Notwithstanding this conclusion, we believe that our unaudited consolidated financial statements contained in this Quarterly Report fairly present our financial position, results of operations and cash flows for the periods covered thereby in all material respects. Management is working to identify corrective actions for the weakness and will periodically re-evaluate the need to add personnel and implement improved review procedures.

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting during the nine months ended September 30, 2023, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 1A. RISK FACTORS

Except as set forth below, there have been no material changes to the risk factors included in the Form 10-K filed with the SEC on March 7, 2023, which is accessible on the SEC’s website atwww.sec.gov.

We will require additional capital funding in the near term, the receipt of which may impair the value of our common stock.

Our future capital requirements depend on many factors, including our sales and marketing activities. We will need to raise additional capital through public or private equity or debt offerings or through arrangements with strategic partners or other sources in the fourth quarter of 2023. There can be no assurance that additional capital will be available when needed or on terms satisfactory to us, if at all. To the extent we raise additional capital by issuing equity securities, our stockholders may experience substantial dilution and the new equity securities may have greater rights, preferences or privileges than our existing common stock.

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

Further, while we could potentially receive up to an aggregate of $6.2 million in gross proceeds from the exercise of the May 2023 Warrants and Reload Warrants outstanding as of September 30, 2023, assuming the exercise in full of all of the May 2023 Warrants and Reload Warrants based on the adjusted exercise price of $1.369 per share after the adjustment for the reverse stock split (as discussed in Note 14 of the financial statements), no assurances can be made that the holders of such warrants will elect to exercise any or all of such warrants and, accordingly, no assurance that we will receive any proceeds from the exercise of the May 2023 Warrants and Reload Warrants. If the trading price for our common stock is less than the exercise price for the May 2023 Warrants and Reload Warrants, we believe the holders of such warrants will be unlikely to exercise their warrants. Accordingly, we may not receive cash proceeds with respect to the May 2023 Warrants and Reload Warrants and we are restricted in our ability to conduct additional debt or equity financings.

The issuance of our common stock in connection with the May 2023 Notes and May 2023 Warrants could cause substantial dilution, which could materially affect the trading price of our common stock.

The May 2023 Notes and May 2023 Warrants are exercisable or convertible, as applicable, for up to 27,952,678 shares of our common stock based on the adjusted conversion price of $1.369 after giving effect for the October 13, 2023 reverse stock split as discussed in Note 14 of the financial statements. The additional shares of common stock issued upon the exercise or conversion of the foregoing securities will result in dilution to our then existing holders of common stock and increase the number of shares eligible for resale in the public market. Sales of a substantial number of such shares in the public market could adversely affect the market price of our common stock.

The sale of our common stock by the holders of the May 2023 Notes and May 2023 Warrants, or the perception that stock sales may occur, could cause the price of our common stock to decline.

The sale of our common stock in the public market by the holders of our May 2023 Notes and May 2023 Warrants, or the perception that such sales could occur, could harm the prevailing market price of our common stock. These sales, or the possibility that these sales may occur, also might make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate (which ability to sell equity securities is also subject to restrictions under the terms of the agreement related to the May 2023 Notes, May 2023 Warrants and Reload Warrants). If and when we do issue shares of common stock to the holders of the May 2023 Notes and May 2023 Warrants upon the conversion or exercise, as applicable, of the May 2023 Notes, May 2023 Warrants, and Reload Warrants, the holders may resell all, some or none of those shares of common stock at any time or from time to time in their discretion. Resales of our common stock may cause the market price of our securities to drop significantly, regardless of the performance of our business.

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

On July 5, 2023, we received a notice from Nasdaq that we were not in compliance with Nasdaq’s Listing Rule 5550(b)(2), which requires that we maintain a market value of listed securities (“MVLS”) of $35 million. MVLS is calculated by multiplying our shares outstanding by the closing price of our common stock. On July 6, 2023, we received a notice from Nasdaq that we were not in compliance with Nasdaq’s Listing Rule 5550(a)(2), (the “Bid Price Rule”) as the minimum bid price of our common stock had been below $1.00 per share for 30 consecutive business days. On October 30, 2023, the Company received a notice from Nasdaq that it has now regained compliance with Rule 5550(a)(2), as the minimum bid price of its common stock was above $1.00 for 10 consecutive business days.

We have until January 2, 2024, to regain compliance with the MVLS requirement. To regain compliance with the MVLS requirement, our MVLS must close at $35 million or more for a minimum of ten consecutive business days during this grace period. If we do not regain compliance within the allotted compliance period, including any extensions that may be granted by Nasdaq, Nasdaq will provide notice that our shares of common stock will be subject to delisting.

In the event that our common stock is delisted from Nasdaq and is not eligible for quotation or listing on another market or exchange, trading of our common stock could be conducted only in the over-the-counter market or on an electronic bulletin board established for unlisted securities such as the Pink Sheets or the OTC Bulletin Board. In such an event, it could become more difficult to dispose of, or obtain accurate price quotations for, our common stock, and there would likely also be a reduction in our coverage by securities analysts and the news media, which could cause the price of our common stock to decline further. Also, it may be difficult for us to raise additional capital if we are not listed on a major exchange.

We completed a reverse stock split on October 13, 2023 in an effort to regain compliance with Nasdaq listing rules and we cannot predict the effect that such reverse stock split will have on the market price for shares of our common stock.

Our board of directors approved a one-for-five (1:5) reverse stock split of our common stock, which became effective on October 13, 2023, in order to regain compliance with the Bid Price Rule. We cannot predict the effect that the reverse stock split will have on the market price for shares of our common stock, and the history of similar reverse stock splits for companies in like circumstances has varied. Some investors may have a negative view of a reverse stock split. Even if the reverse stock split has a positive effect on the market price for shares of our common stock, performance of our business and financial results, general economic conditions and the market perception of our business, and other adverse factors which may not be in our control could lead to a decrease in the price of our common stock following the reverse stock split.

Furthermore, even if the reverse stock split does result in an increased market price per share of our common stock, the market price per share following the reverse stock split may not increase in proportion to the reduction of the number of shares of our common stock outstanding before the implementation of the reverse stock split. Accordingly, even with an increased market price per share, the total market capitalization of shares of our common stock after a reverse stock split could be lower than the total market capitalization before the reverse stock split. Also, even if there is an initial increase in the market price per share of our common stock after a reverse stock split, the market price may not remain at that level.

If the market price of shares of our common stock declines following the reverse stock split, the percentage decline as an absolute number and as a percentage of our overall market capitalization may be greater than would occur in the absence of the reverse stock split due to decreased liquidity in the market for our common stock. Accordingly, the total market capitalization of our common stock following the reverse stock split could be lower than the total market capitalization before the reverse stock split.

We primarily sell our vehicles and accessories through a network of third-parties, and there is no assurance that we will be able to successfully build out this network.

In November 2021 we began negotiating dealer agreements to sell our vehicles and accessories in the United States to powersport vehicle dealers. As of September 30, 2023, we have 133 active dealers to sell our vehicles and accessories. We hired our first regional sales manager in Canada in June 2022 to begin developing our dealer network for Canadian powersports vehicle dealers. To date we have not signed any Canadian dealers as we have not homologated our products to meet Canadian vehicle regulations. In October 2023, we determined that we will postpone expansion of our dealer network in Canada for the foreseeable future and we have eliminated our Canadian regional sales managers.

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

We believe our success will be highly dependent on our ability to build out this dealer network in the major markets in which we intend to compete for customers, and to maintain this network in the future. Our business model is dependent not only on our ability to create the foregoing network, but also on the commitment and motivation of these third-parties to promote our brand and products.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of the Company’s equity securities during the quarter ended September 30, 2023, that were not previously disclosed in a Current Report on Form 8-K.

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

ITEM 6. EXHIBITS

INDEX TO EXHIBITS

Exhibit Number	Description
1.1	Underwriting Agreement, dated September 15, 2023, with Aegis Capital Corp. (incorporated by reference to exhibit 1.1 of the Form 8-K filed September 18, 2023)
3.1	Amendment to Amended and Restated Certificate of Incorporation of Volcon, Inc. (incorporated by reference to exhibit 3.1 of the Form 8-K filed October 16, 2023)
4.1	Underwriter Warrant dated September 15, 2023, with Aegis Capital Corp (incorporated by reference to exhibit 4.1 of the Form 8-K filed September 18, 2023)
4.2	Form of New Warrant issued in connection with warrant inducement letter dated September 29, 2023 (incorporated by reference to exhibit 4.1 of the Form 8-K filed October 2, 2023)
4.3	Form of Warrant issued to GLV Ventures (incorporated by reference to exhibit 4.1 of the Form 8-K filed October 16, 2023)
4.4	Form of Exchange Warrants (incorporated by reference to exhibit 4.1 of the Form 8-K filed May 22, 2023)
10.1 +	Amendment No. 2 to the Volcon, Inc. 2021 Stock Plan, as amended and restated (incorporated by reference to exhibit 10.1 of the Form 8-K filed July 14, 2023)
10.2	Waiver and Modification Agreement, dated September 14, 2023 (incorporated by reference to exhibit 10.1 of the Form 8-K filed September 15, 2023)
10.3	Note Amendment, dated September 14, 2023 (incorporated by reference to exhibit 10.2 of the Form 8-K filed September 15, 2023)
10.4	Security Agreement between the Company, the Volcon Subsidiaries and Empery Tax Efficient, LP, in its capacity as collateral agent, dated September 22, 2023. (incorporated by reference to exhibit 10.2 of the Form 8-K filed September 27, 2023)
10.5	Guaranty Agreement between the Volcon Subsidiaries and Empery Tax Efficient, LP, in its capacity as collateral agent, dated September 22, 2023 (incorporated by reference to exhibit 10.3 of the Form 8-K filed September 27, 2023)
10.6	Form of Warrant Inducement Letter dated September 29, 2023 (incorporated by reference to exhibit 10.2 of the Form 8-K filed October 2, 2023)
10.7	Cooperative Research and Development Agreement with the United States Army Engineer Research and Development Center Construction Engineering Research Laboratory dated October 4, 2023 (incorporated by reference to exhibit 10.1 of the Form 8-K filed October 10, 2023)

10.8	First Amendment dated October 11, 2023 to the Volcon Stag Supplier Agreement (incorporated by reference to exhibit 10.1 of the Form 8-K filed October 16, 2023)
10.9	Form of Warrant Inducement Letter dated October 13, 2023 (incorporated by reference to exhibit 10.2 of the Form 8-K filed October 16, 2023)
10.10	Form of Warrant Inducement Letter dated October 30, 2023 (incorporated by reference to exhibit 10.1 of the Form 8-K filed October 30, 2023)
1.1	Underwriting Agreement, dated May 22, 2023, with Aegis Capital Corp. (incorporated by reference to exhibit 1.1 of the Form 8-K filed May 25, 2023)
4.1	Form of Convertible Notes issued in May 2023 Offering (incorporated by reference to exhibit 4.1 of the Form 8-K filed May 22, 2023)
4.2	Form of New Warrants (incorporated by reference to exhibit 4.2 of the Form 8-K filed May 22, 2023)
4.3	Form of Exchange Notes (incorporated by reference to exhibit 4.3 of the Form 8-K filed May 22, 2023)
31.1*	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934
31.2*	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934
32.1*(1)	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*(1)	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted in inline XBRL, and included in exhibit 101).

______________

*	Filed herewith.
+	Indicates management contract or compensatory plan, contract or arrangement.

(1)	The certifications on Exhibit 32 hereto are deemed not “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that Section. Such certifications will not be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VOLCON, INC.

SIGNATURE	TITLE	DATE

/s/ Jordan Davis	Chief Executive Officer and Director	November 1, 2023
Jordan Davis	(principal executive officer)

/s/ Greg Endo	Chief Financial Officer	November 1, 2023
Greg Endo	(principal financial and accounting officer)

