Form 10-Q/A
period 2023-09-30
Volcon, Inc.
filed 2023-11-02
CIK 1829794

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

EXPLANATORY NOTE

This amendment (Form 10-Q/A) is being provided for the sole purpose of providing a conformed signature on Exhibit 32.1 inadvertently omitted from our Form 10-Q for the period ended September 30, 2023, as filed on November 1, 2023. No other changes have been made to the Form 10-Q.

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

