Form 10-K
period 2023-12-31
Volcon, Inc.
filed 2024-03-28
CIK 1829794

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

As of March 27, 2024, there were 18,748,955 outstanding shares of our common stock. The aggregate market value of shares of common stock held by non-affiliates as of June 30, 2023 was $13,419,273 based on the closing sale price as reported by the NASDAQ Stock Market.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement related to its 2024 Annual Stockholders’ Meeting to be filed subsequently are incorporated by reference into Part II of this Form 10-K. Except as expressly incorporated by reference, the registrant’s proxy statement shall not be deemed to be part of this report.

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

In addition, from time to time, we or our representatives may make forward-looking statements orally or in writing. We base these forward-looking statements on our expectations and projections about future events, which we derive from the information currently available to us. Such forward-looking statements relate to future events or our future performance, including: our financial performance and projections; our growth in revenue and earnings; our product development and production releases; and our business prospects and opportunities. You can identify forward-looking statements by those that are not historical in nature, particularly those that use terminology such as “may,” “should,” “expects,” “anticipates,” “contemplates,” “estimates,” “believes,” “plans,” “projected,” “predicts,” “potential,” or “hopes” or the negative of these or similar terms. In evaluating these forward-looking statements, you should consider various factors, including: our ability to change the direction of the Company; our ability to keep pace with new technology and changing market needs; and the competitive environment of our business. These and other factors may cause our actual results to differ materially from any forward-looking statement. Forward-looking statements are only predictions. The forward-looking events discussed in this document and other statements made from time to time by us or our representatives, may not occur, and actual events and results may differ materially and are subject to risks, uncertainties and assumptions about us. We are not obligated to publicly update or revise any forward-looking statement, whether as a result of uncertainties and assumptions, the forward-looking events discussed in this document and other statements made from time to time by us or our representatives might not occur.

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

Forward-looking statements include, but are not limited to, statements about:

•	our ability to generate revenues from sales, generate cash from operations, or obtain additional funding to market our vehicles and develop new products;
•	our ability to successfully implement and effectively manage our outsourced manufacturing, design and development model and achieve any anticipated benefits;
•	the ability of third party manufacturers to produce our vehicles in accordance with our design and quality specifications, with sufficient scale to satisfy customers and within a reasonable cost;
•	anticipated timing for the manufacture, design, production, shipping and launch of our vehicles;
•	the inability of our suppliers to deliver the necessary components for our vehicles at prices and volumes acceptable to our third party manufacturers;
•	our ability to establish a network of dealers and international distributors to sell and service our vehicles on the timeline we expect;
•	whether our vehicles will perform as expected;
•	our facing product warranty claims or product recalls;
•	our facing adverse determinations in significant product liability claims;
•	customer adoption of electric vehicles;
•	the development of alternative technology that adversely affects our business;
•	increased government regulation of our industry;
•	tariffs and currency exchange rates;
•	the conflict with Russia and Ukraine and the potential adverse effect it may have on the availability of materials used in the manufacturing of batteries for our vehicles; and
•	our ability to maintain our listing on Nasdaq.

ii

PART I

ITEM 1. BUSINESS

Overview

We are an all-electric, off-road powersports vehicle company developing electric two and four-wheel motorcycles and utility terrain vehicles, or UTVs, also known as side-by-sides, along with a line of upgrades and accessories. In October 2020, we began building and testing prototypes for our future offerings with two off-road motorcycles – the Grunt and the Runt. Our motorcycles feature unique frame designs protected by design patents. Additional utility and design patents have been filed for other aspects of Volcon’s vehicles.

Initially, we began to sell and distribute the Grunt and related accessories in the United States on a direct-to-consumer sales platform. However, we terminated our Grunt direct-to-consumer sales platform in November 2021. Beginning in November 2021, we began negotiating dealership agreements with powersports dealers to display and sell our vehicles and accessories. Customers can now, or will soon be able to, buy our vehicles and accessories directly from a local dealership. Some of these dealers will also provide warranty and repair services to customers. As of March 15, 2024, we have 103 active dealers. Dealers can order any of our available products provided they are current on their accounts receivable and are within their established credit limit. We are offering dealers payment terms 30 to 90 days to make larger purchases of our vehicles. We have entered into an accounts receivable factoring arrangement to allow the Company the ability to generate cash for working capital. We have agreements with third party financing companies to provide financing to qualified customers of each dealer. There is no recourse to the Company or the dealer if the dealer’s customer defaults on the financing agreement with the third party.

We sell our vehicles internationally through importers. Each importer buys vehicles by the container and sells vehicles and accessories to local dealers or directly to consumers. Local dealers or the importer will provide warranty and repair services for vehicles purchased in their country. In October 2023, we made a decision to postpone expanding our dealer network in Canada for the foreseeable future and we have terminated the employment of our Canadian regional sales managers. As of March 15, 2024, we have signed agreements with six importers in Latin America, one importer for the Caribbean Region, collectively referred to herein as the LATAM importers, one importer in New Zealand, and one importer in Australia to sell our vehicles and accessories in their assigned countries/markets. In 2024, we expect to expand our global sales of our vehicles and accessories beyond our current distributor base.

In June 2022, we signed an exclusive distribution agreement with Torrot Electric Europa S.A., referred to herein as Torrot, to distribute their electric motorcycles for youth riders in Latin America. In October 2022, we signed an expanded agreement with Torrot, which superseded the June 2022 agreement, to also be the exclusive distributor of Torrot and Volcon co-branded youth electric motorcycles in the U.S. as well as Latin America. Finally, in December 2022, we signed an expanded agreement with Torrot to be the exclusive distributor of Volcon co-branded youth electric motorcycles in Canada. In June 2023, we wrote down all remaining Torrot branded inventory in the amount of $84,000. In December 2023 we notified Torrot that we were terminating our agreements due to continued lower than expected sales at significantly discounted pricing. In 2023, we wrote down the Volcon co-branded Torrot youth motorcycles by $2,674,352 to reduce their cost to the estimated net realizable value due to lower than expected sales. We have agreed to give Torrot a total of 1,000 Volcon branded Torrot motorcycles originally purchased for $1.8 million, an up front payment of $370,000 and an additional $1.7 million to be paid out at $100,000 over 17 months beginning in April 2024 in exchange for unfulfilled 2023 and 2024 unit purchases. As of December 31, 2023, we have Volcon Youth inventory of approximately $239,935, after reducing these to the estimated net realizable value, of Volcon branded Torrot motorcycles and accessories which we intend to liquidate and we have agreed to give Torrot sales rights in the U.S., Canada and LATAM after June 30, 2024.

In July 2022, we expanded our offerings with the introduction of the first of our Volcon UTV models, the Stag, which we initially anticipated would be available for delivery to customers in the fourth quarter of 2023, followed by additional models of the Stag expected in 2024 and 2025. We delivered the first Stag to a customer in February 2024. The Stag is being manufactured by a third party and incorporates electrification units, which include batteries, drive units and control modules provided by General Motors. Beginning in June 2022, we took non-binding pre-production orders which were cancelable prior to delivery. In the third quarter of 2023 we canceled all of the original pre-production orders due to the introduction of multiple models and new pricing. We began taking new pre-production orders for the newly introduced models in the third quarter of 2023.

In August 2022, we ceased manufacturing of the Grunt and we outsourced the manufacturing of the remaining Grunts and the 2023 Grunt EVO to the same third party manufacturer as the Stag. The 2023 Grunt EVO has replaced the Grunt and has a belt drive rather than a chain drive as well as an updated rear suspension. We began selling the Grunt EVO in the third quarter of 2023.

We began taking pre-orders for an E-Bike, the Brat, in September 2022 and shipments to customers began in the fourth quarter of 2022. The Brat is being manufactured by a third party. In January 2023, we began selling the Brat directly to consumers through our website. Consumers who order the Brat from our website can have the Brat shipped to their specified destination.

In November 2022, we finalized an agreement for the same third party that manufactures the Stag and Grunt EVO to manufacture the Runt LT. We received prototypes of the Runt LT in the first quarter of 2023. We are evaluating the market for the Runt LT and will determine whether to proceed with production in the first half of 2024.

The estimated fulfillment of all orders we have received assumes that our third party manufacturers can successfully meet our order quantities and deadlines. If they are unable to satisfy orders on a timely basis, our customers may cancel their orders.

In September and October 2023, we reduced our headcount in several departments to reduce costs and we continue to evaluate other cost reduction opportunities.

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

While we are focusing solely on off-road for our motorcycles and UTVs, we are evaluating requirements in other countries where our vehicles will need to be homologated for on-road and off-road use in order to sell them there. We are also considering homologation kits that customers could purchase to allow them to use our vehicles both on-road and off-road depending on federal, state and local government rules and regulations.

Outdoor recreation is a major driver of the American economy. In 2022, the U.S. Bureau of Economic Analysis, or the BEA, found that outdoor recreation drives $563 billion of the current-dollar gross domestic product for the U.S. The BEA noted that motorcycles and ATVs make up $11.5 billion of that total.

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

According to Market Reports World, the global off-road motorcycles market size is estimated to grow at CAGR of almost 8% with new vehicle sales of 124,950 units during the forecast period 2022 to 2027.

According to the PowerSports Business 2023 Market Data Book:

•	In the U.S., UTV sales were just under 550,000 units in 2022, according to leading industry research firm Power Products Marketing. New motorcycle sales in 2022, meanwhile, were 733,537 units, according to the Motorcycle Industry Council. Reversing a trend where in 2021 where more new UTVs were sold at retail in 2021 than new motorcycles.
•	According to dealership feedback, turnover of new unit inventory in 2022 at dealerships was 4.6 turns (compared to 7.5 turns) average. Similarly, new unit gross margin percentage at the dealership level was 17.1% on average during 2022 (comparted to 17.4% in 2021).
•	Accessory sales for UTVs on average are $977 worth of accessories at the time of a UTV sport purchase in 2022, Lightspeed data shows.
•	According to S&P Global Mobility, 2022 new and used UTV registrations were 318,216 compared to 334,000 in 2021, showing continued post-pandemic strength in the segment.

While inflationary pressures may have impacted demand, we believe the new culture of escape and outdoor activities will continue to drive off-road powersports recreation. We believe there are very few all-electric off-road powersports companies, and traditional powersports companies have only recently started making electric products, so significant data on off-road electric vehicles does not exist yet.

Our Products

We feature motorcycle and UTV products that are all-electric and primarily designed for off-road use, in addition to a Class 2 eBike, the Brat, that can be used on or light off-road. The off-road market is growing faster than on-road and on-road products require costly levels of certification, homologation and compliance with the Department of Transportation (DOT), the National Highway Traffic Safety Administration (NHTSA) and other government regulators. For our motorcycles and UTVs, we are solely focusing on developing them for the off-road market. Due to these regulations, our motorcycles and UTVs are not legal for on-road use without homologation by customers who may be able to purchase parts or kits from other third parties. All vehicles other than the Brat come or will come with a warning label stating “This vehicle is designed and manufactured for off-road use only. It does not conform to federal motor vehicle safety standards and operation on public streets, roads, or highways is illegal”, and therefore our vehicles cannot be legally registered for on-road use in any state in the U.S and in many countries without the customer homologating the vehicle. In addition to powersports vehicles, we source, market and sell accessories and upgrades and continue to source new accessories and upgrades. These do or will feature parts designed to increase performance or appearance, in addition to practical add-ons to equip Volcon vehicles for hunters, anglers, ranchers and farmers.

The Stag

In July 2022, we publicly introduced a prototype of the Stag. We began taking pre-production orders from dealers in June 2022 and consumers in July 2022. These original pre-production orders were canceled in the third quarter of 2023 and new pre-production orders were taken from dealers and consumers. The consumer pre-production orders will be transferred to dealers located near the consumer. We delivered our first Stag to the Army Corps. of Engineers in February 2024. Pre-production orders of the Stag are non-binding and cancelable prior to delivery. The Stag will be Volcon’s first utility/sport UTV with a 64” width to ensure it is able to operate in states with 65”-maximum-width trails.

The 2024 Stag LTD is our first UTV model launched and will seat up to four people, with folding rear seats, a four point harness system, high performance shocks and tires, on demand all-wheel drive, variable power steering, and a full line of accessories.

We expect to introduce additional UTV models in the future but the timing and specifications have not yet been determined.

We also expect to introduce a larger, longer range UTV (to be named) in the future, which will be the largest, most powerful model in the Volcon line. We are designing this vehicle to have superior range and speed, but still be able to haul and tow far more than a traditional UTV. The timing of the release of this vehicle has not been determined.

Our ability to release new future products is dependent on the success of our current model and our ability to receive future financing of which there is no assurance.

The Grunt EVO

Our first product to market, the Grunt, began shipping to customers in the third quarter of 2021. The Grunt EVO was introduced in 2023 and we began selling it in September 2023. The Grunt EVO is different from the Grunt as it has a belt drive rather than a chain drive, an upgraded rear shock and rear suspension, and a new seat design and is available in three different colors. There are also aftermarket accessories available.

The Grunt EVO’s frame, low seat height and oversize tires are designed to make it look like the fat tire bikes of the 1970s and ’80s. These unique elements of the Grunt EVO are not just for styling, but we believe they help make it easier to ride as compared to other off-road motorcycles on the market. The low seat height and large tires are designed to make the Grunt EVO stable at all speeds on all surfaces in the off-road environment. The electric drivetrain has no clutch and no gears, making it easy for almost anyone to operate.

Although the Grunt EVO can be used as delivered, we have developed an app, which can be downloaded at no additional cost, that we believe will enhance the riding experience. The Grunt EVO has a small, optional, dash with limited data; however, the rider can use their smartphones and the app (subject to the rider’s cellular connectivity) as a dashboard by mounting it on the handlebars. The app makes it easier for users to set ride modes, check battery status, and update the bike’s firmware.

The Grunt EVO is designed for family off-road adventures, work on the farm or fun transport around private land. Its range can be up to 35 miles (with an optional second battery that provides an additional 35 miles) in its “explore” mode setting and it can be completely charged in less than three hours from a standard wall outlet.

The Runt LT

The Runt LT, which is a smaller version of the Grunt EVO, is better suited for small statured riders, more compact properties and trails, or as a pit bike at race events, while still delivering robust off-road capabilities. Unlike the Grunt EVO, the Runt LT will only have a display to show the rider certain aspects of the vehicle such as speed, battery charge and mode. The app will not be available in the initial version of the Runt LT but could be developed for future models.

Like the Grunt EVO, the Runt LT’s large tires and low-slung chassis will make it easier to ride than traditional off-road motorcycles. The Runt LT will have a range of up to 35 miles in its “explore” mode setting and charges in less than three hours from a standard wall outlet. We are currently evaluating the market for the Runt LT to determine if we will produce it. We expect to make this decision in the first half of 2024.

The Brat

Similar to the lineup of Volcon motorcycles, the Brat has a low seat height, large tires and hydraulic front and rear disc brakes. The Brat is a Class 2 eBike capable of achieving 20 mph maximum speed from throttle assistance. The Volcon app will also work with the Brat provided the rider has downloaded the app to their smartphone and has cellular connectivity. We began selling the Brat in December 2022.

Assembly and Manufacturing

We have outsourced the manufacturing of all of our vehicles to third parties. The Brat is manufactured by a supplier in China and the Grunt EVO, Runt and Stag are or will be manufactured by a supplier in Mexico. The Volcon Youth motorcycles were manufactured by Torrot in Spain.

We provide a one-year warranty on the Grunt EVO, Volcon Youth motorcycles and the Brat, and a two-year warranty on the battery pack subject to a specified number of charging cycles. We expect the warranty for our other motorcycles will be consistent with these warranties. Warranty for the Brat and Volcon Youth motorcycles is provided by the manufacturer provided that we timely submit the claim to them. The warranty for the Stag is also one year on parts and labor and two years on the battery. Certain parts will be warranted by the part manufacturer or the vehicle manufacturer whereas other parts will be warranted by the Company.

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

Sales and Marketing

Through March 15, 2024, we have 103 dealers covering 28 states. We are currently negotiating additional dealership agreements with retail partners to display and sell our vehicles and accessories. Some of these dealers will also provide warranty and repair services to our customers. Customers can also purchase the Brat and Volcon Youth motorcycles and related accessories on our website.

We anticipate our vehicles and accessories will be sold globally in a three-phase rollout of export sales– Latin American importers started in 2022, New Zealand in 2023 and Australia in 2024, subject to meeting each countries homologation requirements, if any. Export sales are expected to be executed through individual importers in each country that purchase vehicles from us by the container. Each importer is expected to sell vehicles to local dealers or directly to customers. Local dealers are intended to provide warranty and repair services for vehicles purchased within their markets.

Intellectual Property

Our success depends, at least in part, on our ability to protect our core technology and intellectual property. To accomplish this, we currently rely on a combination of trade secrets, including know-how, employee and third party non-disclosure agreements, and other contractual rights to establish and protect our proprietary rights in our technology.

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

We have registrations for the trademarks VOLCON and GRUNT in the U.S. We have also applied to register additional trademarks – including VOLCON, VOLCON BRAT, VOLCON STAG, GRUNT EVO, EMPOWERING ADVENTURE, RUNT, VOLCON RUNT, STAG, and VOLCON STAG - in the U.S., Canada, New Zealand, Australia and certain additional countries in Latin America, and many of these trademarks are now allowed or registered in these countries.  We have resolved some conflicts and potential conflicts that have arisen with regard to the use and registration of our trademarks through coexistence agreements and the submission of arguments.  We have received notice from an entity in Brazil who has opposed our applications for trademarks including the word VOLCON, but we believe the trademarks and the goods being sold under them are not similar and there is no potential for confusion.

We have also identified that in Australia, VOLCON is similar to another trademark that does not appear to be in use. We have filed a removal application to remove the use of the other trademark so that we can use VOLCON. However, there is no guarantee that our application to remove will be accepted. Our efforts to secure trademark registrations for VOLCON and other trademarks referenced above are ongoing and we may encounter resistance from other companies, particularly as we expand into additional territories. If we receive objections from other entities and are unsuccessful in obtaining agreements or otherwise resolving the matters with these entities, we will need to consider the use of different trademarks for our Company and our products.

Competition

There are dozens of manufacturers that sell off-road motorcycles, UTVs and eBikes in the U.S. and even more globally. The markets for powersport vehicles and eBikes are highly competitive based on a number of factors, including innovation, performance, price, technology, product features, styling, fit and finish, brand recognition, quality and distribution. We believe our ability to compete successfully in these markets depends on our ability to capitalize on our competitive strengths and build brand recognition.

Many companies, which have greater financial and marketing resources than Volcon, make electric street motorcycles, including Zero Motorcycles. Some companies make electric UTVs as part of their product line. For example, Polaris has a joint venture with Zero Motorcycles to help them design dedicated electric UTVs, the first product of which began selling in 2023. Many companies, like Super 73, make and sell eBikes and have a stronger established brand name and product line.

Government regulations

We have focused on the off-road-only portion of the market because it is free of many of the homologation issues and highway certifications required to produce and sell an on-road vehicle. In some states, off-road vehicles do have legislative restrictions, but they are related to noise and exhaust emissions, two things our vehicles do not produce.

Federal, state, and local governments have promulgated and/or are considering promulgating laws and regulations relating to the safety of our products. In the U.S., the Consumer Product Safety Commission (CPSC) has federal oversight over product safety issues related to off-road vehicles and eBikes. We believe that our products comply with all applicable CPSC safety standards as well as all other applicable safety standards in the U.S.

The assembly, use, storage, transport and disposal of battery packs is subject to extensive regulation. Complying with these requirements involves substantial costs, and any failure to do so may result in heavy fines or other restrictions on our operations. Additionally, we may be responsible for the recycling and proper disposal of expended batteries from our vehicles. We may enter into agreements with third parties to manage such recycling and disposal; however, we may be found liable for any failures in compliance by these third parties and subject to fines or remediation liabilities, which costs may be substantial.

We intend to sell and distribute our vehicles internationally through international distributors. As such, we will be subject to the local laws of each jurisdiction in which we sell our vehicles. These regulations may result in increased costs and expenses, which may materially and adversely affect our business, results of operations or financial condition.

Human Capital

Volcon Mission

People are at the core of our DNA. Our mission is to build industry leading products that connect people to outdoor experiences through the intentional blending of leading technology and design. Our vision is to amplify the powersports experience for all. Our values are building the future of powersports. Our employees recognize that everyone is someone’s customer, which is why our goal is for each employee at Volcon is to treat others as you would want to be treated.

Professional Employer Organization

Since inception through December 31, 2022, we have used professional employer organizations ("PEOs") to outsource our employee base, including processing of payroll and administration of benefits. Beginning January 1, 2023, we discontinued the use of a PEO and have hired a third party payroll processing service and a third party administrator of benefits. As of December 31, 2023, in the U.S we have 35 full-time employees and one part-time employee and we do not have any employees outside of the U.S. Currently, our employees have not chosen representation by a labor union. We also occasionally engage the services of independent contractors for special projects.

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

Employee Engagement

We are committed to building a strong culture with high levels of employee engagement. We hold quarterly all-hands and ad hoc meetings where management discusses various topics with employees including operational updates, vehicle development, financing activities, company policies and safety. Management is also committed to being available to discuss any employee concerns on a one-on-one basis. We believe that our employees are our greatest asset and are striving to consistently evaluate our progress in developing and maintaining engagement.

Available Information

Our website is at www.volcon.com. We make available, free of charge, on our corporate website, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as soon as reasonably practicable after they are electronically filed with the SEC. The SEC maintains an internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at www.sec.gov. Information contained on our website does not, and shall not be deemed to, constitute part of this Annual Report on Form 10-K. Our reference to the URL for our website is intended to be an inactive textual reference only.

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

To date we have funded operations through equity and debt offerings. As of December 31, 2023, we have an accumulated deficit of $120.8 million.

In February and March 2024, certain holders of the May 2023 Convertible Notes issued in May 2023 converted approximately $7.4 million of principal to common stock. In March 2024, the holders exchanged the remaining May 2023 Convertible Notes of $24.7 million for Series A convertible preferred stock with a $1,000 per share value and an initial conversion price of $1.33 per share for common stock. All covenants from the Convertible Notes were terminated upon this exchange. In March 2024, certain holders of the Series A convertible preferred stock converted $2.3 million shares to 1.7 million shares of common stock.

Management anticipates that our cash on hand as of December 31, 2023 plus the cash expected to be generated from operations will not be sufficient to fund planned operations and maintain required cash balances for the Convertible Notes beyond one year from the date of the issuance of the financial statements as of and for the year ended December 31, 2023. There can be no assurance that we will not require additional funding to support our operations. There can be no assurance that such additional funding, if needed, would be available to the Company on acceptable terms, or at all. These factors raise substantial doubt regarding our ability to continue as a going concern.

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

The material weaknesses identified by our independent registered public accounting firm in our internal control over financial reporting in our 2020 audit have not been remediated as of December 31, 2023. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis. These material weaknesses are as follows:

•	Inadequate segregation of duties within account processes due to limited personnel
•	Insufficient formal written policies and procedures for accounting, IT, financial reporting and record keeping

In addition to hiring more finance and accounting personnel in 2021 to improve our segregation of duties, through 2023, we have made further progress towards remediating these material weaknesses. We have hired more experienced accounting and finance personnel. We have prepared some formal written policies and procedures for accounting, IT, and financial reporting and record keeping. We have also started the process of documenting our internal controls. However, we have not fully completed documentation or testing of these policies, procedures, and internal controls.

While we believe these efforts have improved the internal control over financial reporting during 2023, they did not fully remediate the material weaknesses as we have not fully documented all of our policies or procedures and we have not performed any testing of our internal controls.

We cannot assure you that the measures we have taken to date and may take in the future, will be sufficient to remediate the control deficiencies that led to our material weaknesses in internal control over financial reporting or that they will prevent or avoid potential future material weaknesses. The effectiveness of our internal control over financial reporting is subject to various inherent limitations, including cost limitations, judgments used in decision making, assumptions about the likelihood of future events, the possibility of human error and the risk of fraud. If we are unable to remediate the material weakness, our ability to record, process and report financial information accurately, and to prepare financial statements within the time periods required of public companies could be adversely affected which, in turn, may adversely affect our reputation and business and the market price of our common stock. In addition, any such failures could result in litigation or regulatory actions by the SEC or other regulatory authorities, loss of investor confidence, delisting of our securities and harm to our reputation and financial condition, or diversion of financial and management resources from the operation of our business.

Our transition to an outsourced manufacturing, design and development business model may not be successful, which could harm our ability to deliver products and recognize revenue.

In March 2022, we signed an agreement with a manufacturer in China to develop and manufacture the Brat, our first eBike. We provided this vendor with our specifications and design drawings, and they developed prototypes and the manufacturing process to build the Brat at a cost that was acceptable to us. We launched the Brat in December 2022 and have sold the Brat throughout 2023 and expect to continue to sell the Brat in 2024.

In June 2022, we signed a distribution agreement with Torrot Electric Europa, S.A. (“Torrot”) to distribute their youth motorcycles through our LATAM distributors. In October 2022, we signed an exclusive distribution and co-branding agreement with Torrot, which replaces the original distribution agreement and allows Volcon to co-brand Torrot’s youth motorcycles using the Volcon name and branding in the U.S. and Latin America. This was expanded to Canada through a separate agreement signed in December 2022. These products are manufactured by Torrot in Spain. Due to lower than expected sales of youth motorcycles, in 2023 we have written down our inventory of these motorcycles to its estimated net realizable value and recorded an expense of $2.7 million. In December 2023 we notified Torrot that we want to terminate this agreement and we will liquidate any remaining Volcon Youth motorcycle inventory. We have agreed to give Torrot a total of 1,000 Volcon branded Torrot motorcycles originally purchased for $1.8 million, an up front payment of $370,000 and an additional $1.7 million to be paid out at $100,000 over 17 months beginning in April 2024 in exchange for unfulfilled 2023 and 2024 unit purchases.

In 2022 we entered into a manufacturing agreements with GLV Ventures (“GLV”) to produce the Grunt and Grunt EVO, as well as the Stag and the Runt and we have transitioned from a manufacturing model in which we manufactured and assembled the Grunt at our manufacturing facility located in Round Rock, Texas, to one where we rely on this third party manufacturer to build the Grunt EVO, Stag and, if we decide to build the Run, in Mexico.

As a result of moving to an outsourced design, development and manufacturing model, we have reduced headcount in all departments to reduce costs. We continue to evaluate further cost reductions while developing our sales and marketing team to sell and promote our products to customers in the U.S and to our international distributors.

We rely on third party manufacturers, designers and developers, which subjects us to risk of product delivery delays, reduced control over product costs and quality control.

Our business success will depend in large part on our third party vendors’ ability to economically produce our vehicles at sufficient capacity to meet the demands of our customers.

Our reliance on third parties for the manufacture, design and development of our vehicles exposes us to a number of risks which are outside our control, including:

•	delays due to design and development of our products to meet our product specifications
•	delays due to defective parts or components
•	unexpected increases in manufacturing costs;
•	interruptions in vehicle deliveries if a third party vendor is unable to complete production or design in a timely manner;
•	shipping delays due to availability of ships, trains, trucks or containers to ship products or delays at ports to ship products to us or to our customers; and
•	inability to control the quality of finished products.

Our reliance on third parties reduces our control over the manufacturing, design and development processes, including reduced control over timing to release products, quality, product costs and product supply. We have experienced delays in the design and development of the Stag due to mechanical and electrical components that failed or did not operate as expected. Significant time and development effort was required to address these issues which resulted in significant delays in releasing the Stag. The first Stag unit was shipped to a customer in February 2024. We can provide no assurance that we will not realize future delays in production, and until we have multiple manufacturers or manufacture our products internally, our ability to release products on the timeline we expect will be dependent on our current outside manufacturers.

If any of our third party vendors suffer interruptions, experience delays in shipments or issues concerning product quality, supply chain or disruptions, including by reason of natural disasters, work stoppages or capacity constraints, our ability to ship products to dealers and our international distributors would be delayed. Additionally, if any of our third party vendors experience quality control problems in their operations, we could be required to cover the repair or replacement of any defective products. These delays or product quality issues could have an immediate and material adverse effect on our ability to fulfill orders and could have a negative impact on our operating results. In addition, such delays or issues with product quality could harm our reputation and our relationship with our dealers, distributors and customers.

Our third party manufacturers may be unable to meet our growing sales and delivery plans, which could harm our business and prospects.

Our sales growth and delivery plan contemplate achieving and sustaining increases in vehicle deliveries. Our ability to achieve this plan depends upon several factors, including our ability to identify third party manufacturers who can meet our forecasted demand while maintaining our desired quality levels and optimize design and product changes. Although we believe that the third party manufacturers we have contracted with have the ability to meet our forecasted demand, there is no assurance that they will be successful in these efforts. In addition, as we do not have a long-term history of sales, our forecasted demand may be materially incorrect, which could cause us to fail to meet unforeseen demand and incur higher costs for excess inventory purchased to meet our forecast. If we are unable to realize our sales and delivery plan, our brand, business, prospects, financial condition, and operating results could be materially damaged.

We are dependent on our third party manufacturers, who are dependent on their suppliers, some of which could be single-source suppliers. The inability of these suppliers to deliver necessary components for our vehicles according to our schedule and at prices, quality levels and volumes acceptable to us, or our inability to efficiently manage these third party manufacturers and their suppliers has in the past and could in the future have a material adverse effect on our financial condition and operating results.

Our vehicles contain numerous purchased parts that our third party manufacturers either (a) source globally from direct suppliers, some of whom could be single-source suppliers, or (b) manufacture themselves from components or materials. Any significant unanticipated demand would require our third party manufacturers to procure or manufacture additional components in a short amount of time. While we believe our third party manufacturers would be able to secure additional or alternate sources of supply for most of our components and raw materials in a relatively short time frame, there is no assurance that they will be able to do so or develop their own replacements for certain highly customized components of our products. We have in the past realized production delays due to delays in sourcing certain parts from single-source suppliers. We can provide no assurance that we will not in the future realize additional such delays.

If our third party manufacturers encounter unexpected difficulties with key suppliers, and if they are unable to fill these needs from other suppliers, we could experience production delays and potential loss of access to important technology and parts for producing, servicing and supporting our vehicles. This limited, and in many cases single-source, supply chain exposes our third party manufacturers and us to multiple potential sources of delivery failure or component shortages for the production of our vehicles. The loss of any single or limited source supplier or the disruption in the supply of components from these suppliers could lead to design changes and delays in product deliveries to our customers, which could hurt our relationships with our customers and result in negative publicity, damage to our brand and reputation, and a material and adverse effect on our business, prospects, financial condition and operating results.

Our third party manufacturers operate outside of the U.S., subjecting us to risks of international operations.

Our third party manufacturers operate outside of the U.S. and as a result we are increasingly exposed to the challenges and risks of doing business outside the U.S., which could reduce our revenues or profits, increase our costs, result in significant liabilities or sanctions, or otherwise disrupt our business. These challenges include: (1) compliance with complex and changing laws, regulations and policies of governments that may impact our operations, such as foreign ownership restrictions, import and export controls, tariffs, and trade restrictions; (2) compliance with U.S. and foreign laws that affect the activities of companies abroad, such as anti-corruption laws, competition laws, currency regulations, and laws affecting dealings with certain nations; (3) the difficulties involved in managing an organization doing business in many different countries; (4) uncertainties as to the enforceability of contract and intellectual property rights under local laws; and (5) rapid changes in government policy, political or civil unrest, acts of terrorism, or the threat of international boycotts or U.S. anti-boycott legislation.

Products that we have manufactured for us in Mexico and China may also be subject to any uncertainty of trade relations between such countries and the U. S., which could cause the cost of our products manufactured there to rise, or result in our inability to continue to use third party manufacturers in such country, resulting in a need to find alternative sources of manufacture, which could result in the delay of manufacture and supply of our products, increase our cost of manufacture, and cause a delay in our shipments to customers and a delay or cancellation of orders. Our future operating results and financial condition could be materially affected to the extent any of these actions occur.

In addition, the prosecution of intellectual property infringement and trade secret theft outside of the U.S. may be more difficult than in the U.S. Although we take precautions to protect our intellectual property, using our third party manufacturers in Mexico and China could subject us to an increased risk that unauthorized parties will be able to copy or otherwise obtain or use our intellectual property, and we may be unsuccessful in monitoring and enforcing our intellectual property rights against them, which could harm our business. We may also have limited legal recourse in the event we encounter patent or trademark infringers, which could adversely affect our business, results of operations, and financial condition. While we take measures to protect our trade secrets, the use of third party manufacturers may also risk disclosure of our innovative and proprietary manufacturing methodologies, which could adversely affect our business.

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

We have entered into manufacturing, design and development agreements with vendors with experience in the manufacturing, design and development of two-wheel and four-wheel off-road vehicles to assist us with the development of certain aspects of and manufacturing of our vehicles. Although these vendors have successfully assisted other companies with manufacture, design and development of vehicles, they may not be able to successfully design, develop and manufacture our vehicles. These vendors may experience delays in fulfilling their obligations under these contracts due to the inability to source parts from other vendors, lack of employees available to work on our projects due to labor shortages or other competing projects from other customers or COVID-19-related issues impacting employees. Failure of these vendors to complete the contracted design, development and manufacture projects for our vehicles will result in delays in obtaining regulatory approvals and delay production and release of the vehicles for sale, which could have a material adverse effect on our business, reputation, results of operations or financial condition.

Increases in costs, disruption of supply, or shortage of materials could harm our business.

Our third party manufacturers may experience increases in the cost or a sustained interruption in the supply or shortage of materials. Any such increase, supply interruption or shortage could materially and negatively impact our business, prospects, financial condition and operating results. The prices for these materials fluctuate, and their available supply may be unstable, depending on market conditions and global demand for these materials, including as a result of increased production of electric vehicle (EV) products by our competitors, and could adversely affect our business and operating results. For instance, we are exposed to multiple risks relating to battery packs.

These risks include:

•	an increase in the cost, or decrease in the available supply, of materials used in the battery packs;
•	disruption in the supply of battery packs due to quality issues or recalls by battery cell manufacturers;
•	sanctions imposed by the U.S. on countries in which our products are manufactured or where parts are manufactured for our third party manufacturers; and
•	tariffs on the products we source in China.

Our business is dependent on the continued supply of battery cells for the battery packs used in our vehicles. Any disruption in the supply of battery cells, including those caused by the conflict between Russia and the Ukraine and sanctions imposed on Russia noted below, could disrupt production of our vehicles. Substantial increases in the prices charged to us, such as those charged by battery cell suppliers, would increase our operating costs, and could reduce our margins if we cannot recoup the increased costs through increased selling prices of our vehicles. Any attempts to increase prices in response to increased material costs could result in the cancellation of vehicle orders and therefore materially and adversely affect our brand, image, business, prospects and operating results.

We have and could continue to experience delays and other complications in the design, manufacture, launch and production ramp of our vehicles and our future planned vehicles, which could harm our brand, business, prospects, financial condition and operating results.

We have encountered unanticipated challenges, such as supply chain constraints, that led to initial delays in producing our vehicles. We have experienced longer lead times with certain suppliers to obtain parts, especially those imported where shipping delays from outbound and inbound ports have caused delays or required us to use air freight and incur higher shipping costs. We have outsourced the manufacturing of all of our vehicles and plan to outsource all manufacturing of our vehicles for the foreseeable future. We also reduced headcount in all our departments, as we have outsourced the design and development of our vehicles. Any significant delay or other complications in the production of our vehicles or the development, manufacture, and production ramp of our future vehicles, including complications associated with our third party manufacturers’ supply chains or obtaining or maintaining regulatory approvals, and/or coronavirus impacts, could materially damage our brand, business, prospects, financial condition and operating results.

We are an early-stage company and we have delivered a limited number of vehicles to customers.

We have delivered a limited number of vehicles to customers and we have no meaningful historical financial data upon which we may base our projected revenue and operating expenses. Our limited operating history makes it difficult for potential investors to evaluate our products or prospective operations and business prospects. We are subject to all the risks inherent in business development, financing, unexpected expenditures, and complications and delays that often occur in a new business. Investors should evaluate an investment in us in light of the uncertainties encountered by developing companies in a competitive environment. There can be no assurance that our efforts will be successful or that we will ultimately be able to attain profitability.

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

We are currently taking orders for the Brat Ebike, Grunt EVO and Volcon Youth motorcycles and the Stag UTV, and if these vehicles fail to perform as expected, our reputation could be harmed and our ability to develop, market and sell our vehicles could be harmed.

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

The EV market is in its infancy, and we expect it will become more competitive in the future. There is no assurance that our vehicles will be successful in the respective markets in which they compete. A significant and growing number of established and new companies have entered or are reported to have plans to enter the EV market, including the off-road market that we intend to pursue. Most of our current and potential competitors have significantly greater financial, technical, manufacturing, marketing, sales networks, and other resources than we do and may be able to devote greater resources to the design, development, manufacturing, distribution, promotion, sale and support of their products. Increased competition could result in lower vehicle sales, price reductions, revenue shortfalls, loss of customers and loss of market share, which could harm our business, prospects, financial condition, and operating results.

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

We have registrations for the trademarks VOLCON and GRUNT in the U.S. We have also applied to register additional trademarks – including VOLCON, VOLCON BRAT, VOLCON STAG, GRUNT EVO, EMPOWERING ADVENTURE, RUNT, VOLCON RUNT, STAG, and VOLCON STAG - in the U.S., Canada, New Zealand, Australia and certain additional countries in Latin America, and many of these trademarks are now allowed or registered in these countries.  We have resolved some conflicts and potential conflicts that have arisen with regard to the use and registration of our trademarks through coexistence agreements and the submission of arguments.  We have received notice from an entity in Brazil who has opposed our applications for trademarks including the word VOLCON, but we believe the trademarks and the goods being sold under them are not similar and there is no potential for confusion.

We have also identified that in Australia, VOLCON is similar to another trademark that does not appear to be in use. We have filed a removal application to remove the use of the other trademark so that we can use VOLCON. However, there is no guarantee that our application to remove will be accepted. Our efforts to secure trademark registrations for VOLCON and other trademarks referenced above are ongoing and we may encounter resistance from other companies, particularly as we expand into additional territories. If we receive objections from other entities and are unsuccessful in obtaining agreements or otherwise resolving the matters with these entities, we will need to consider the use of different trademarks for our Company and our products.

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

The Grunt EVO, Runt LT (if we decide to begin production) Brat depend on materials from China, namely batteries, which are among the main components of our vehicles. In addition, components for the Stag, mainly wiring harnesses, are also sourced from China. We cannot predict what actions may be taken with respect to tariffs or trade relations between the U.S. and China, what products may be subject to such actions, or what actions may be taken by China in retaliation. The adoption and expansion of trade restrictions, the occurrence of a trade war, or other governmental action related to tariffs, trade agreements or related policies have the potential to adversely impact our supply chain and access to equipment, our costs and our product margins. Any such cost increases or decreases in availability could slow our growth and cause our financial results and operational metrics to suffer.

We primarily sell our vehicles and accessories through a network of third parties, and there is no assurance that we will be able to successfully build out this network.

As of March 15, 2024, we have 103 active dealers to sell our vehicles and accessories. In 2022 we hired our first regional sales manager in Canada to begin developing our dealer network for Canadian powersports vehicle dealers but in 2023 we determined we would defer selling our products in Canada and as of December 31, 2023 and we no longer have any Canadian employees.

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

We have entered into an accounts receivable factoring arrangement to allow the Company the ability to generate cash for working capital. We will incur financing costs under this arrangement. On a longer term basis we intend to obtain a “flooring” financing arrangement to allow financing sources for our dealers to purchase vehicle inventory. We may incur costs to incentivize dealers to buy our vehicles including free dealer financing for certain periods or based on purchase volumes, interest rate buydowns on the dealers’ customer financing to incentivize their customers’ purchase of our vehicles. Because we are a young company with limited sales history and recurring losses, we may not be able to obtain these inventory financing sources which may result in dealers not wanting to sell our vehicles.

In the U.S., we began to sell the Brat and Volcon youth motorcycles on our website in 2023, in addition to our dealer network and bicycle retailers. Customers can request that these vehicles be delivered to a local Volcon dealer or directly to a location they can designate. We do not intend to compete with dealers who sell these products and we provide for price protection to them in the event we are selling these products below the retail price they are selling them for in order for them to maintain their margin.

We also sell our vehicles and accessories internationally through international distributors. As of December 31, 2023, we have signed distribution agreements with six distributors in Latin America, one distributor in New Zealand and one distributor in the Caribbean region and in January 2024 we signed an agreement with a distributor in Australia. We are relying on these distributors to market, promote, sell and service our vehicles and sell accessories in their designated countries/territories.

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

Orders from U.S. dealers do not require an upfront payment and are cancelable prior to shipment with no penalty. Orders from U.S. consumers for the Stag required a minimal reservation fee and all orders are cancelable prior to shipment, although the reservation fee is forfeited unless it must be refunded in accordance with state laws. Most importers must pay for orders in advance of shipment but can cancel an order prior to shipment and receive a refund without penalty.

The estimated fulfillment of all orders we have received assumes our third party manufacturers can successfully increase their production capacity in the future, of which there is no assurance. If we are unable to satisfy pending orders on a timely basis, customers may cancel their orders.

In some cases, there will be significant time between a customer ordering a vehicle and the eventual delivery of the vehicle, which creates a heightened risk that a customer that ordered a vehicle may change his or her mind and not ultimately take delivery of the vehicle, and accessories, if purchased, in their order. Any cancellations could harm our financial condition, business, prospects and operating results.

We may be unable to improve our existing products and develop and market new products that respond to customer needs and preferences and achieve market acceptance.

We may not be able to compete as effectively with our competitors, and ultimately satisfy the needs and preferences of our customers, unless we can successfully enhance current products, develop new innovative products, maintain or lower product costs and distinguish our products from our competitors’ products through innovation and design. Product development requires significant financial, technological, and other resources. There can be no assurance that we will be able to incur a level of investment in research and development that will be sufficient to successfully make us competitive in product innovation and design. In addition, even if we are able to successfully enhance existing products and develop new products, there is no guarantee that the markets for our existing products and new products will progress as anticipated. If any of the markets in which our existing products compete do not develop as expected, our business, results of operations or financial condition could be materially adversely affected.

We have limited experience servicing our vehicles, we intend to primarily utilize third parties to service our vehicles, and if we are unable to address the service requirements of our customers, our business could be materially and adversely affected.

We have limited experience servicing or repairing our vehicles and we are developing our service manuals and service procedures to repair our vehicles. We are in the process of developing a network of service providers who will also be our dealers as many states require that only dealers can provide warranty service on vehicles. For our international distributors, they will be service providers or will identify third parties who will be service providers to service our vehicles.

Servicing electric vehicles is different from servicing vehicles with internal combustion engines and requires specialized skills, including high voltage training and servicing techniques. If we are unable to successfully address the service requirements of our customers, our business and prospects will be materially and adversely affected. If we are unable to successfully address the servicing requirements of our customers or establish a market perception that we maintain high-quality support, our reputation could be harmed, we may be subject to claims from our customers, and our business, results of operations or financial condition may be materially and adversely affected.

Significant product repair and/or replacement due to product warranty claims or product recalls could have a material adverse impact on our business, results of operations or financial condition.

We provide a one-year warranty against defects for the Grunt EVO, Brat and Volcon youth motorcycles and a two-year warranty on the battery. The manufacturers of the Brat and Volcon youth motorcycles provide the warranty for these products and we are reimbursed for warranty claims provided we obtain approval of the claim from the manufacturer.

We currently expect to provide a similar warranty the Runt LT when it is released for sale. Our warranty for the Stag is also one-year against defects and two years for the batteries. Our warranty will generally require us to repair or replace defective products during such warranty periods at no cost to the consumer. Some of the parts are warrantied by the part manufacturer where others are no. We record provisions based on an estimate of product warranty claims, but there is the possibility that actual claims may exceed these provisions and therefore negatively impact our results of operations of financial condition.

In addition, we may in the future be required to make product recalls or could be held liable in the event that some of our products do not meet safety standards or statutory requirements on product safety, even if the defects related to any such recall or liability are not covered by our limited warranty. The repair and replacement costs that we could incur in connection with a recall could have a material adverse effect on our business, results of operations or financial condition. Product recalls could also harm our reputation and cause us to lose customers, particularly if recalls cause consumers to question the safety or reliability of our products, which could have a material adverse effect on our business, results of operations or financial condition.

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

Globally inflation and interest rates rose in 2023 compared to 2022 and could continue to rise or remain at current levels in the future. Our vehicles represent a discretionary purchase. Many consumers finance the purchase of an off-road vehicle and higher interest rates will result in higher monthly payments which some consumers may not qualify for or consumers may elect to defer their purchase until interest rates decline.

In addition, global financial markets overall have seen significant volatility in 2023 and could continue to experience volatility in the future and could decline. A number of large companies have announced layoffs. Public companies in the EV sector have seen significant declines and volatility in 2023. Consumer confidence in the U.S. has declined.

The influence of any of the factors described above may cause our customers not to purchase our vehicles and may otherwise materially adversely affect our business, results of operations or financial condition.

We currently operate in an area of the vehicle sector that is not heavily regulated, and future changes in government oversight may subject us to increased regulations, which may increase our expenses.

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

We use a variety of information technology systems in the ordinary course of business, which are potentially vulnerable to unauthorized access, computer viruses, ransomware software viruses and other similar types of malicious activities and cyber-attacks, including cyber-attacks to our information technology infrastructure and attempts by others to gain access to our proprietary or sensitive information, and ranging from individual attempts to advanced persistent threats. Additionally, our vendors and potentially our customers, such as federal, state and local governments, require us to maintain and protect our information technology infrastructure to specified standards in order to protect not only our sensitive information, but also their sensitive information. Further, ransomware attacks are becoming increasingly prevalent and severe. To alleviate the financial, operational, and reputational impact of a ransomware attack, it may be preferable to make extortion payments, but we may be unwilling or unable to do so, including, for example, if applicable laws or regulations prohibit such payments. The procedures and controls we use to monitor these threats and mitigate our exposure may not be sufficient to prevent cybersecurity incidents. The results of these incidents could include misstated financial data, theft of trade secrets or other intellectual property, liability for disclosure of confidential customer, supplier or employee information, increased costs arising from the implementation of additional security protective measures, litigation and reputational damage, which could materially adversely affect our financial condition, business or results of operations. Any remedial costs or other liabilities related to cybersecurity incidents may not be fully insured or indemnified by other means. Moreover, we or our third party vendors or business partners may be more vulnerable to such attacks in remote work environments, which have increased in response to the COVID-19 pandemic. Additionally, security breaches could result in a violation of applicable U.S. and international privacy and other laws and subject us to governmental investigations and proceedings, which could result in our exposure to material civil or criminal liability.

Risks Related to our Common Stock

In March 2024, we exchanged our outstanding convertible notes for Preferred Stock and a significant number of shares of common stock could be issued upon conversion.

In March 2024, we issued Series A Preferred Stock (the “Preferred Stock”) at $1,000 per share in exchange for $24.7 million principal of convertible notes. The initial conversion price for the Preferred Stock is $1.33 and is convertible at any time. On March 5, 2024, certain holders of the Preferred Stock converted approximately $2.3 million for approximately 1.7 million shares of common stock. The total number of shares of common stock that could be issued as of March 27, 2024 for the outstanding Preferred Stock on this date is approximately 16.8 million shares. The conversion price of the Preferred Stock is subject to adjustment if certain events such as a stock split, reverse stock split, or stock dividend occurs, or if we issue equity or convertible instruments at offering prices below the conversion price. In addition, in the event of a change of control or sale of substantially all of the Company’s assets, the Preferred Stock agreement provides for distributions that are either based on the number of common stock shares issuable under these agreements or based on other valuations as defined in the agreement.

The Preferred Stock holders may resell all, or some of the shares of common stock underlying the Preferred Stock after conversion, at any time or from time to time at their discretion. Resales of our common stock may cause the market price of our securities to drop significantly, regardless of the performance of our business. The adjustment of the conversion price for the Preferred Stock held by these investors based on the price of future issuances of securities could also limit our ability to raise capital as potential investors may not make an investment in a new issuance of securities if their investment could be immediately diluted due to adjustments in the conversion price or warrant exercise prices.

We have issued Series B warrants in connection with the public offering completed in November 2023 that have provisions that can increase the number of warrants and reduce the exercise price if we complete certain transactions.

Our public offering completed in November 2023 included Series A and Series B warrants (“Series A Warrants” and “Series B Warrants”) to purchase our common stock with initial exercise prices of $24.75 and $37.80, respectively. As of March 27, 2023, approximately 42,000 and 14.5 million Series A Warrants and Series B Warrants, respectively, remain outstanding and the Series A Warrants have an exercise price of $1.8636 and the Series B Warrants have an exercise price of $0.9059. Series A Warrants may be exercised on an alternative cash basis where each warrant exercised will result in the Company issuing three shares of common stock.

The Series B Warrants provide, subject to certain exemptions, that if we sell or issue, any common stock or convertible securities, at an effective price per share less than the exercise price of the Series B Warrant then in effect, or a Dilutive Issuance, the exercise price of the Series B Warrant will be reduced to an amount equal to the lowest daily volume weighted average price (“VWAP”) during the period commencing five consecutive trading days following the Dilutive Issuance and the number of shares issuable upon exercise of the Series B Warrant shall be proportionally adjusted so that the aggregate exercise price of the Series B Warrant shall remain unchanged.

Further, if at any time on or after the date of issuance there occurs any share split, share dividend, share combination, recapitalization or other similar transaction involving our common stock and the lowest daily VWAP during the five consecutive trading days prior to the date of such event and the five consecutive trading days after the date of such event is less than the exercise price then in effect, then the exercise price shall be reduced to the lowest daily VWAP during such period and the number of warrant shares issuable shall be increased such that the aggregate exercise price payable thereunder, after taking into account the decrease in the exercise price, shall be equal to the aggregate exercise price on the date of issuance.

As a result of the 1 for 45 reverse stock split we completed on February 5, 2024, the exercise price of approximately 15.8 million Series B Warrants were reset to $1.8646 based on the lowest VWAP over the course of the five day trading period through February 12, 2024 and the new amount of Series B Warrants as of this date became approximately 7.1 million.

As a result of the exchange of the Convertible Notes for Preferred Stock (convertible at $1.33 per share of common stock) in March 2024 noted above, the exercise price of the Series B warrants adjusted to $0.91 per share based on the lowest VWAP in the five day trading period through March 12, 2024 and the total number of Series B Warrants adjusted to approximately 14.5 million.

Further adjustments to the Series B Warrant exercise price and number of warrants may occur if we complete any additional transactions or complete another reverse stock split per the terms of the Series B Warrants.

Although some of the holders of Series A and Series B Warrants have ownership limitations, if and when we do issue shares of common stock to holders of the Series A Warrants and Series B Warrants upon the exercise by the holder, such stockholders may resell all, some or none of those shares of common stock at any time or from time to time at their discretion. Resales of our common stock may cause the market price of our securities to drop significantly, regardless of the performance of our business.

Your ownership may be diluted if additional capital stock is issued to raise capital, to finance our operations, to complete acquisitions or in connection with strategic transactions.

We will need to raise additional funds to finance our operations, to complete acquisitions or to develop strategic relationships by issuing equity or convertible debt securities, which would reduce the percentage ownership of our existing stockholders. Our board of directors has the authority, without action or vote of the stockholders, to issue all or any part of our authorized but unissued shares of common or preferred stock. Our certificate of incorporation authorizes us to issue up to 250,000,000 shares of common stock and 5,000,000 shares of preferred stock. Future issuances of common or preferred stock would reduce your influence over matters on which stockholders vote and would be dilutive to earnings per share. In addition, any newly issued preferred stock could have rights, preferences and privileges senior to those of the common stock. Those rights, preferences and privileges could include, among other things, the establishment of dividends that must be paid prior to declaring or paying dividends or other distributions to holders of our common stock or providing for preferential liquidation rights. These rights, preferences and privileges could negatively affect the rights of holders of our common stock, and the right to convert such preferred stock into shares of our common stock at a rate or price that would have a dilutive effect on the outstanding shares of our common stock.

If our stock price fluctuates, you could lose a significant part of your investment.

Since our initial public offering through March 27, 2024 our share price has fluctuated from a high of $3,933.00 to a low of $0.565, (as adjusted for the 1 for 5 and 1 for 45 reverse stock splits completed in October 2023 and February 2024, respectively) and closed at $0.68 on March 27, 2024. The market price of our common stock is subject to wide fluctuations in response to, among other things, the risk factors described in this filing and other factors beyond our control, such as fluctuations in the valuation of companies perceived by investors to be comparable to us. Furthermore, the stock markets have experienced price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many companies. These fluctuations often have been unrelated or disproportionate to the operating performance of those companies. These broad market and industry fluctuations, as well as general economic, political, and market conditions, such as recessions, interest rate changes or international currency fluctuations, may negatively affect the market price of our common stock. In the past, many companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. We may be the target of this type of litigation in the future. Securities litigation against us could result in substantial costs and divert our management’s attention from other business concerns, which could seriously harm our business.

We are party to certain agreements with a founder of the Company and certain executive officers that may create a conflict of interest for our board of directors in evaluating a potential change of control transaction.

We had previously entered into a consulting agreement Highbridge Consultants, LLC (“Highbridge”), an entity controlled by Mr. Adrian James, who is a former member of our board of directors and current stockholder, pursuant to which Mr. James would provide us with services. Pursuant to the consulting agreements, upon the occurrence of a Fundamental Transaction (as contemplated by such agreement), which generally includes a business combination, merger, or sale of all or substantially all of our assets (or similar events), for an aggregate gross sales price of $100.0 million or more, Highbridge will receive a cash payment equal to 1% of such gross sales price. This payment upon the consummation of a Fundamental Transaction may make our company less attractive to a potential acquirer or may reduce the valuation we receive in connection with a Fundamental Transaction.

Furthermore, if our market capitalization exceeds $300.0 million for a period of 21 consecutive trading days, Highbridge will receive an additional cash payment equal to $15.0 million; provided that we will have the right, in our sole discretion, to make the foregoing $15.0 million payment by the issuance of shares of our common stock. If we elect to make any payments to the entities in the form of stock, it would reduce the ownership percentage of our other stockholders.

In January 2024, the Company entered into an employment agreement with John Kim, a member of the board of directors of the Company, to become the Company’s CEO and President. Also in January 2024, the Company entered into an employment agreement with Greg Endo, the Company’s CFO and Executive Vice President. As part of the employment agreements with Mr. Kim and Mr. Endo, they are each entitled to a payment of 5% of the gross proceeds from any merger, sale or change of control transaction (as determined by the board of directors) entered by the Company for a period of up to 6 months after termination of employment; provided that they are not terminated for Cause (as defined in the employment agreement).

In March 2024, the Company entered into a consulting agreement with Christian Okonsky, a founder of the Company, chairman of the board of directors and former Chief Technology Officer. As part of the consulting agreement Mr. Okonsky is entitled to a payment of 1% of the gross proceeds from any merger, sale or change of control transaction (as determined by the board of directors) entered by the Company for a period of up to 6 months following the termination of the consulting agreement.

These change of control payments may create a conflict of interest for these directors and officers in evaluating any future change of control transactions.

If we agree to complete additional warrant inducements to the holders of warrants issued in in our August 2022 and May 2023 convertible note offerings (the “Investors”), we may reduce the exercise price of warrants held by Investors and we may issue additional warrants to the Investors to replace some or all of the warrants that were exercised.

In September and October 2023, in an effort to raise cash, we entered into warrant inducement agreements with certain investors where we reduced the exercise price of certain warrants to induce them to these exercise warrants.

To the extent we complete similar warrant inducements in the future, our stockholders may experience substantial dilution.

We do not intend to pay dividends in the foreseeable future.

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

On December 19, 2023, the Company received a notice from the Nasdaq that we were not in compliance with Nasdaq’s Listing Rule 5550(a)(2), (the “Bid Price Rule”) as the minimum bid price of our common stock had been below $1.00 per share for 30 consecutive business days.

On December 26, 2023, the Company was notified by Nasdaq that we that we were not in compliance with Nasdaq’s Listing Rule 5810(c)(3)(A)(iii) as the closing bid price of our common stock had been below $0.10 for ten consecutive trading days from December 11, 2023 through December 22, 2023 (the “Low Priced Stocks Rule”) and was subject to delisting on January 2, 2024. On January 4, 2024 we received notice from Nasdaq that we did not meet the MVLS requirement and we were subject to delisting. The Company submitted a hearing request to Nasdaq’s Hearings Department for both of these matters, which stayed the suspension of the Company’s common stock. We participated in the hearing on March 26, 2024 and we were informed that we may be provided with a decision two weeks from this date, although the timing of the decision is at the discretion of Nasdaq.

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

In an effort to regain compliance with Nasdaq listing rules, we completed a reverse stock split on October 13, 2023 and a reverse stock split on February 5, 2024. We cannot predict whether we will need to complete an additional reverse stock split and the effect that such reverse stock split will have on the market price for shares of our common stock.

As noted in the risk factor above, we were out of compliance with the Bid Price Rule and the Low Priced Stocks Rule in December 2023. In an effort to regain compliance with these rules our board of directors authorized a reverse stock split of one for forty-five (1 for 45) on January 27, 2024 and we completed the reverse stock split on February 5, 2024. The Company’s stock price as of March 27, 2024 is below $1.00 and we may complete another reverse stock split before June 17, 2024 in order to regain compliance with the Bid Price Rule.

We cannot predict the effect that the reverse stock split will have on the market price for shares of our common stock, and the history of previous reverse stock splits has not resulted in our share price remaining above $1.00. Some investors may have a negative view of a reverse stock split. Even if the reverse stock split has a positive effect on the market price for shares of our common stock, performance of our business and financial results, general economic conditions and the market perception of our business, and other adverse factors which may not be in our control could lead to a decrease in the price of our common stock following the reverse stock split.

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

If we complete a reverse stock split, the conversion price of our Preferred Stock and some of our outstanding warrants will adjust and some of the warrants will be adjusted to increase the number of warrants outstanding which will result in additional dilution to shareholders.

As an “emerging growth company” under the Jumpstart Our Business Startups Act, or JOBS Act, we are permitted to, and intend to, rely on exemptions from certain disclosure requirements.

As an “emerging growth company” under the JOBS Act, we are permitted to, and intend to, rely on exemptions from certain disclosure requirements. We are an emerging growth company until the earliest of:

•	the last day of the fiscal year during which we have total annual gross revenues of $1.235 billion or more;
•	the last day of the fiscal year following the fifth anniversary of our initial public offering;
•	the date on which we have, during the previous 3-year period, issued more than $1 billion in non-convertible debt; or
•	the date on which we are deemed a “large accelerated issuer” as defined under the federal securities laws.

For so long as we remain an emerging growth company, we will not be required to:

•	have an auditor report on our internal control over financial reporting pursuant to the Sarbanes-Oxley Act of 2002;
•	comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis);
•	submit certain executive compensation matters to stockholders advisory votes pursuant to the “say on frequency” and “say on pay” provisions (requiring a non-binding stockholder vote to approve compensation of certain executive officers) and the “say on golden parachute” provisions (requiring a non-binding stockholder vote to approve golden parachute arrangements for certain executive officers in connection with mergers and certain other business combinations) of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010; and
•	include detailed compensation discussion and analysis in our filings under the Securities Exchange Act of 1934, as amended, and instead may provide a reduced level of disclosure concerning executive compensation.

Additionally, for so long as we remain an emerging growth company, we:

•	may present only two years of audited financial statements and only two years of related Management’s Discussion and Analysis of Financial Condition and Results of Operations, or MD&A; and
•	are eligible to claim longer phase-in periods for the adoption of new or revised financial accounting standards under §107 of the JOBS Act.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

Risk Management and Strategy

We have established policies and procedures for assessing, identifying, and managing material risk from cybersecurity threats. We monitor cybersecurity threats, including any potential unauthorized occurrence on or conducted through our information systems that we use through third party providers that may result in adverse effects on the confidentiality, integrity, or availability of our information systems or any information residing therein.

We conducted a NIST risk assessment and perform as needed updates to our risks to identify cybersecurity threats, as well as assessments in the event of a material change in our business practices that may affect information systems that are vulnerable to such cybersecurity threats. We engage a managed service provider (“MSP”) and other third parties in connection with our cybersecurity and information technology risk assessment processes and our MSP also assists us with managing and monitoring our network and local compute systems. These service providers assist us in designing and implementing our cybersecurity policies and procedures, as well as monitoring and testing our safeguards. Personnel at all levels and departments are made aware of our cybersecurity policies through communications.

As of December 31, 2023, and through the date of the filing of this report, we are not aware of any cybersecurity incidents that have materially affected or are reasonably likely to materially affect us, including our business strategy, results of operations or financial condition. For additional information regarding risks from cybersecurity threats, please refer to Item 1A, “Risk Factors,” in this Annual report on Form 10-K.

Governance

One of the key responsibilities of our board of directors is informed oversight of our risk management process, including risks from cybersecurity threats. Our board of directors is responsible for monitoring and assessing strategic risk exposure, and our executive officers are responsible for the day-to-day management of the material risks we face.

Our Executive Vice-President and Chief Financial Officer (“CFO”) is primarily responsible for assessing and managing our material risks from cybersecurity threats. In this regard, our CFO has assistance from service providers, other consultants and third parties. Our CFO has served as an executive officer for three years and prior to this was an audit and advisory partner at a public accounting firm overseeing financial statement audits of public and private companies. Audit procedures performed for his clients included evaluating internal controls and risk assessment evaluations over information technology and cybersecurity policies.

Our CFO oversees our cybersecurity policies and procedures, including those described in “Risk Management and Strategy” above. Under such policies and procedures, our CFO is responsible for reporting to our board of directors regarding any cybersecurity incident including the results of cybersecurity risk assessments.

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

Holders

As of March 26, 2024, we had 1,159 stockholders of record and 18,748,955 outstanding shares.

Dividends

We have never declared or paid any cash dividends on our capital stock. The payment of dividends in the future will be contingent upon our revenues and earnings, if any, capital requirements and general financial condition. We currently intend to retain earnings, if any, to finance the growth and development of our business. We do not expect to pay any cash dividends on our common stock in the foreseeable future. Payment of future dividends, if any, will be at the discretion of our board of directors and will depend on our financial condition, results of operations, capital requirements, restrictions contained in any financing instruments, provisions of applicable law and other factors the board deems relevant.

Issuer Purchases of Equity Securities

None.

Recent Sales of Unregistered Securities

All information related to equity securities sold by us during the period covered by this report that were not registered under the Securities Act have been included in our Form 10-Q filings or in a Form 8-K filing. We did not issue any equity securities during the fourth quarter of 2023 that were not registered under the Securities Act.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

We are an all-electric, off-road powersports vehicle company developing electric two and four-wheel motorcycles and utility terrain vehicles, or UTVs, also known as side-by-sides, along with a line of upgrades and accessories. In October 2020, we began building and testing prototypes for our future offerings with two off-road motorcycles – the Grunt and the Runt. Our motorcycles feature unique frame designs protected by design patents. Additional utility and design patents have been filed for other aspects of Volcon’s vehicles.

We initially began to sell and distribute the Grunt and related accessories in the United States (‘U.S.”) on a direct-to-consumer sales platform. We terminated our Grunt direct-to-consumer sales platform in November 2021. Prior to the termination of our direct-to-consumer sales platform, U.S. consumers made deposits for 360 Grunts (net of cancellations) and five Runts, plus accessories and a delivery fee representing total deposits of $2.2 million. These orders were cancelable by the consumer until the vehicle was delivered and after a 14-day acceptance period, therefore the deposits were recorded as deferred revenue. As of June 30, 2022, we had completed shipping of all Grunts sold through our direct-to-consumer sales platform. Due to delays in developing the Runt, we refunded the deposits made for all Runts.

Beginning in November 2021, we began negotiating dealership agreements with powersports dealers to display and sell our vehicles and accessories. Customers can now, or will soon be able to, buy our vehicles and accessories directly from a local dealership. Some of these dealers will also provide warranty and repair services to customers. As of March 15, 2024, we have 103 active dealers. Dealers can order any of our available products provided they are current on their accounts receivable and are within their established credit limit. We are offering dealers payment terms 30 to 90 days to make larger purchases of our vehicles. We have entered into an accounts receivable factoring arrangement to allow the Company the ability to generate cash for working capital. We have agreements with third party financing companies to provide financing to qualified customers of each dealer. There is no recourse to the Company or the dealer if the dealer’s customer defaults on the financing agreement with the third party.

We sell our vehicles internationally through importers. Each importer buys vehicles by the container and sells vehicles and accessories to local dealers or directly to consumers. Local dealers or the importer will provide warranty and repair services for vehicles purchased in their country. In October 2023, the Company made a decision to postpone expanding our dealer network in Canada for the foreseeable future and we have terminated the employment of our Canadian regional sales managers. As of March 15, 2024, we have signed agreements with six importers in Latin America, one importer for the Caribbean Region, collectively referred to herein as the LATAM importers, one importer in New Zealand, and one importer in Australia to sell our vehicles and accessories in their assigned countries/markets. In 2024, we expect to expand our global sales of our vehicles and accessories beyond our current distributor base.

In June 2022, we signed an exclusive distribution agreement with Torrot Electric Europa S.A., referred to herein as Torrot, to distribute their electric motorcycles for youth riders in Latin America. In October 2022, we signed an expanded agreement with Torrot, which superseded the June 2022 agreement, to also be the exclusive distributor of Torrot and Volcon co-branded youth electric motorcycles in the U.S. as well as Latin America. Finally, in December 2022, we signed an expanded agreement with Torrot to be the exclusive distributor of Volcon co-branded youth electric motorcycles in Canada. In June 2023, we wrote down all remaining Torrot branded inventory in the amount of $84,000. In December 2023 we notified Torrot that we were terminating our agreements due to continued lower than expected sales at significantly discounted pricing. In 2023, we wrote down the Volcon co-branded Torrot youth motorcycles by $2,674,352 to reduce their cost to the estimated net realizable value due to lower than expected sales. We have agreed to give Torrot a total of 1,000 Volcon branded Torrot motorcycles originally purchased for $1.8 million, an upfront payment of $370,000 and an additional $1.7 million to be paid out at $100,000 over 17 months beginning in April 2024 in exchange for unfulfilled 2023 and 2024 unit purchases. As of December 31, 2023, we have Volcon Youth inventory of approximately $239,935, after reducing these to the estimated net realizable value, of Volcon branded Torrot motorcycles and accessories which we intend to liquidate and we have agreed to give Torrot sales rights in the U.S., Canada and LATAM after June 30, 2024.

In July 2022, we expanded our offerings with the introduction of the first of our Volcon UTV models, the Stag, which we initially anticipated would be available for delivery to customers in the fourth quarter of 2023, followed by additional models of the Stag expected in 2024 and 2025. Due to a delay in certain parts from third party vendors, we expect delivery to customers to begin in the first quarter of 2024. The Stag is being manufactured by a third party and incorporates electrification units, which include batteries, drive units and control modules provided by General Motors. Beginning in June 2022, we took non-binding pre-production orders which are cancelable prior to delivery. In the third quarter of 2023 we canceled all of the original pre-production orders due to the introduction of multiple models and new pricing. We began taking new pre-production orders for the newly introduced models in the third quarter of 2023. We also expect to introduce a higher performance, longer range UTV (to be named) but development of this vehicle has not yet begun and no timeline for its development and release has been determined.

In August 2022 we ceased manufacturing of the Grunt and we outsourced the manufacturing of the remaining Grunts and the 2024 Grunt EVO to the same third party manufacturer as the Stag. The 2024 Grunt EVO has replaced the Grunt and has a belt drive rather than a chain drive as well as an updated rear suspension. We began selling the Grunt EVO in the third quarter of 2023.

We began taking pre-orders for an E-Bike, the Brat, in September 2022 and shipments to customers began in the fourth quarter of 2022. The Brat is being manufactured by a third party. In January 2023, we began selling the Brat directly to consumers through our website. Consumers who order the Brat from our website can have the Brat shipped to their specified destination.

In November 2022, we finalized an agreement with the same third party that manufactures the Stag and Grunt EVO to manufacture the Runt LT. We received prototypes of the Runt LT in the first quarter of 2023. We are evaluating the market for the Runt LT and will determine whether to proceed with production in the first half of 2024.

The estimated fulfillment of all orders we have received assumes that our third party manufacturers can successfully meet our order quantities and deadlines. If they are unable to satisfy orders on a timely basis, our customers may cancel their orders.

In September and October 2023, we reduced our headcount in several departments to reduce costs and we continue to evaluate other cost reduction opportunities.

Results of Operations

The following financial information is for the years ended December 31, 2023 and 2022.

	2023	2022
Revenue	$3,260,988	$4,546,686
Cost of goods sold	11,391,040	13,412,820
Gross margin	(8,130,052)	(8,866,134)

Operating expenses:
Sales and marketing	7,405,705	5,694,556
Product development	7,868,985	8,456,157
General and administrative	6,388,007	9,046,778
Total operating expenses	21,662,697	23,197,491

Loss from operations	(29,792,749)	(32,063,625)

Interest and other expense	(15,278,462)	(2,171,780)
Net loss	$(45,071,211)	$(34,235,405)

Due to recurring losses, there is no provision for income taxes for any period presented.

Revenue

Revenue for the year ended December 31, 2023, was $3,260,988 which represents sales of Brats of $2,341,097, Grunt EVO motorcycles of $465,438, Grunt motorcycles of $129,117, Volcon Youth and Torrot motorcycles of $498,160 and accessories and parts of $261,663 offset by $436,333 for rebates and dealer discounts.

Revenue for the year ended December 31, 2022, was $4,546,686, which represents sales of Grunts of $3,576,796 and accessories and parts of $250,780. The sales of Grunts are offset by promotional rebates and discounts provided to dealers and distributors during 2022 resulting in $930,422 being recorded to reduce revenue. The rebate is provided as a year-end incentive to dealers and distributors to sell their remaining 2022 Model Year Grunt inventory. Revenue of $489,769 and $129,383 represents the sale of Brats and Torrot kids motorcycles, respectively.

Cost of goods sold

Cost of goods sold for the year ended December 31, 2023 were $11,391,040, including payroll costs of $1,200,098 and stock-based compensation of $211,981 for employees performing warehouse and logistics management and quality control testing. Product costs for Brats, Grunt EVOs, and Volcon Youth motorcycles sold during the period were $1,674,987, $711,807 and $3,236,773, respectively. We recorded a write down of $2,674,352 for Volcon Youth motorcycles to reduce their costs to the expected net realizable value. We also recorded an expense of $2,070,000 for the termination of the Torrot agreement. We recorded an expense of $450,282 related to fees paid to cancel purchase orders to reduce raw material quantities. The Company also recorded an expense of $1,401,490 to write off inventory contributed to our third party manufacturer of the Grunt EVO in return for a credit that would be provided for each unit purchased up to 900 units.

Facilities costs for the year ended December 31, 2023 were $509,360 for our warehouse facility and third party warehousing costs. Accrued warranty costs were $205,069 offset by a reversal of the accrued warranty liability in the amount of $472,978 for the Grunt where the one year warranty for defects had expired and claims were not as high as estimated.

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

Facilities costs for the year ended December 31, 2022 were $585,114 for our manufacturing facility and inventory warehousing costs. Shipping costs and duties/tariffs for inventory purchases and shipments to customers were $2,627,658 which includes an accrual of $350,000 for costs expected to be incurred to ship our raw materials and work-in-process inventory to our third party manufacturer offset by $242,772 for shipping fees paid by customers. Accrued warranty costs were $575,608. Depreciation expense of $285,564 was recorded in the year and a loss on the write-off of property and equipment of $170,657 was recognized for the disposal of manufacturing assets due to the outsourcing of Grunt assembly.

In 2024 we expect revenue and cost of goods sold, other than inventory write downs, Torrot contract termination costs and PO cancellation costs, to increase due to the expected increase in sales of the Grunt EVO and Stag. Additional cost savings may be realized if the third party manufacturer can source or manufacture parts at a lower cost. The increase in costs for products will partially be offset by reductions in cost for salaries and benefits due to reductions in headcount completed in 2023.

Sales and marketing

Sales and marketing expenses relate to costs to increase exposure and awareness for our products and developing our network of U.S. dealers and international distributors.

Sales and marketing expenses were $7,405,705 for the year ended December 31, 2023 and were primarily related to expenses associated with promoting our products and brand of $2,889,421, employee payroll costs of $2,789,652, stock-based compensation of $693,559 for share-based awards granted to employees and consultants, and travel costs of $294,323 primarily related to costs incurred for travel to build our dealer and distributor network and to attend events to promote our products. Facilities costs were $168,000. Bad debt expense was $105,687 and professional fees in the amount of $201,125, mainly related to legal fees in the amount of $74,090 related to entering into international distribution agreements and sales consultant fees in the amount of $73,132.

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

We also expect sales expenses to increase as we begin expanding our international distributors and selling commissions for increased sales of Grunt EVOs and the Stag offset by overall lower expenses as we seek to reduce costs.

Product Development Expense

Product development expenses relate to development of our products and process to manufacture these products.

Product development expenses were $7,868,985 for the year ended December 31, 2023 and were primarily related to expenses associated with employee payroll costs of $1,772,836, stock-based compensation of $837,271 for share-based awards granted to employees and consultants, professional fees of $298,713 for consultants assisting with product design and programming, prototype vehicles and parts costs of $3,662,908, testing costs of $240,472 to complete testing of vehicles including any required regulatory tests, $198,224 for supplies and software and facilities costs of $192,998.

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

We expect 2024 product development costs related to employee costs to remain consistent with 2023. We expect costs to decrease for design and development costs and costs related to prototype costs for the current version of the Stag since the Stag is essentially ready for production in early 2024. We expect design and development costs to increase for development of other versions of our UTV lineup being considered for future release. We expect costs for design and development costs related to the Grunt EVO to decrease since it is in production and we expect costs related to the design and development of the Runt LT to be minimal since we already have prototypes of the product.

General and Administrative Expense

General and administrative expenses relate to costs for our finance, accounting and administrative functions to support the development, manufacturing and sales of our products.

For the year ended December 31, 2023, general and administrative expenses were $6,388,007 and were primarily related to expenses associated with employee payroll costs of $1,613,575, stock-based compensation of $885,113 for share-based awards granted to employees, professional fees of $1,024,774 (including legal fees of $522,334, tax and audit fees of $326,702 and recruiting fees of $50,297), software costs were $444,318, insurance costs of $1,465,092, facilities costs of $249,074, which includes $85,756 of lease termination costs, annual and special stockholder meeting costs of $227,439 and board compensation expense of $117,000.

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

We expect general and administrative expenses to remain relatively consistent with the fourth quarter of 2023 over the next several quarters as we have decreased staffing in some administrative areas but expect costs such as insurance and public company reporting and compliance requirements to offset the employee cost reductions.

Interest and Other Expenses, net

Interest and other income/expenses for the year ended December 31, 2023 was $15,278,462. A loss on extinguishment of the Convertible Notes of $22,296,988 was recognized in the year ended December 31, 2023 (see Note 6 to the consolidated financial statements). Non-cash interest expense of $4,969,590 was recognized for the amortization of debt issuance costs and accretion of principal on the Convertible Notes issued in August 2022 prior to extinguishment of the Convertible Notes and for the May 2023 Notes. A gain on the change in the valuation of derivative financial liabilities and warrant liabilities of $13,473,218 was recognized in the year ended December 31, 2023 (see Note 7 to the consolidated financial statements). Offering costs related to the November 2023 public offering for the amount allocated to the issuance of Series A and Series B Warrants in the amount of $1,444,547.

Interest and other expenses, net for the year ended December 31, 2022 were $2,171,780. Non-cash interest expense of $2,231,403 was recognized for the amortization of debt issuance costs and accretion of principal on the Convertible Notes issued in August 2022.

We expect interest expense to decrease in the future due to the exchange of the May 2023 Notes for Preferred Stock.

Net Loss

Net loss for the year ended December 31, 2023 was $45,071,211, compared to $34,235,405 for the year ended December 31, 2022.

Liquidity and Capital Resources

On December 31, 2023, we had cash of $8.2 million, including $0.2 million of restricted cash and we had a negative working capital of $21.4 million. Since inception in February 2020, we have funded our operations from proceeds from debt and equity offerings.

Cash used in operating activities

Net cash used in operating activities was $29.6 million for the year ended December 31, 2023 and includes all of our operating costs except stock-based compensation of $2.6 million, write-down of inventory of $4.3 million, depreciation and amortization of $0.2 million, non-cash interest expense for the amortization of debt issuance costs and accretion of principal on Convertible Notes and May 2023 Notes of $5.0 million, gain on change in derivative financial liabilities of $13.5 million, loss on extinguishment of Convertible Notes of $22.3 million, bad debt expense of $0.1 million. Cash used in operating activities includes a decrease in accounts receivable of $0.6 million due to collections, increases in inventory of $7.6 million due to the purchase of Brats, Volcon Youth motorcycles and purchases of inventory for the Stag after considering the write down of Grunt and Volcon Youth motorcycle inventory, a decrease of $0.2 million in accounts payable, and an increase of $1.1 million in accrued liabilities due primarily to the accrual recorded for the settlement to Torrot. As of December 31, 2023, we have an increase of $0.4 million in customer deposits, primarily for orders to be fulfilled from two of our Latin American distributors for shipments of Brats and Grunt EVOs.

Net cash used in operating activities was $33.7 million for the year ended December 31, 2022 and includes all of our operating costs except non-cash expenses including stock-based compensation of $3.3 million, write-down of inventory and prepaid inventory of $1.7 million, depreciation and amortization of $0.8 million, non-cash interest expense for the amortization of debt issuance costs and accretion of principal on Convertible Notes of $2.2 million, amortization of right of use assets and lease costs of $0.4 million and losses on write-off of assets and leases of $0.6 million. Cash used in operating activities includes increases in accounts receivable of $0.8 million for sales made to dealers, an increase in inventory of $5.1 million offset by a reduction in inventory deposits of $1.6 million as we made fewer deposits based on outsourcing of the assembly of the Grunt in August 2022 as the third party manufacturer will purchase raw materials prospectively, a decrease of $2.3 million of customer deposits as we fulfilled all direct to consumer orders, a decrease of $0.4 million due to timing of payments on accounts payable, a decrease of $0.2 million in accrued liabilities and an increase in prepaid expenses and other assets of $0.8 million.

Cash used in investing activities

Net cash used in investing activities was $0.9 million for the year ended December 31, 2023, consisting of $0.9 million of purchases of equipment and tooling offset by proceeds of $0.1 million received for the sale of two vehicles.

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

Cash provided by financing activities

Cash provided by financing activities for the year ended December 31, 2023, was $27.1 million and was related primarily to proceeds from the public offerings of 32,889 shares of our common stock for net proceeds of $4.6 million, issuance of convertible notes in a private offering with a principal amount of $4.9 million and net proceeds of $3.9 million, and proceeds from the public offering of 73,913 common stock units and 878,469 pre-funded warrants units for net proceeds of $16.2 million. We also received proceeds of $1.0 million from the exercise of 9,156 warrants and reduction of the exercise price for 7,778 warrants.

Cash provided from financing activities for the year ended December 31, 2022, was $40.4 million and was related to proceeds received from both the public offering of our common stock in February 2022 where we sold 29,630 shares at $675.00 per share for net cash proceeds of $18.1 million and the issuance of senior Convertible Notes and Note Warrants in August 2022 for net cash proceeds of $22.3 million.

Our continuation as a going concern is dependent upon our ability to attain profitable operations and if necessary, obtain continued financial support from the issuance of debt or equity. As of December 31, 2023, we had incurred an accumulated deficit of $120.8 million since inception.

Management anticipates that our cash on hand as of December 31, 2023 plus the cash expected to be generated from operations will not be sufficient to fund planned operations during the near term and not beyond one year from the date of the issuance of the financial statements as of and for the year ended December 31, 2023. As such, to continue our operations in the near term we will be required to raise additional financing in the third quarter of 2024. We do not have commitments for any such financing, and there can be no assurance that such additional funding would be available to the Company on acceptable terms, or at all. If we are unable to raise additional near-term financing, we will be required to modify or curtail our operations. These factors raise substantial doubt regarding our ability to continue as a going concern.

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

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

Derivative Financial Liabilities and Warrant Liabilities

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

We accounted for the conversion features of our New Notes and Exchange Notes and related Note Warrants and Exchange Warrants issued in connection with the New Notes and Exchange Notes, all issued May 2023, as derivative financial liabilities in accordance with ASC 815. Accordingly, we recognized these derivative financial liabilities at fair value initially and adjusted them to fair value at each reporting period. These liabilities were subject to re-measurement at each balance sheet date until exercised or until the conversion feature share price and the warrant exercise price become fixed, and any change in fair value was recognized in the statement of operations. The fair value of these financial instruments were initially measured at fair value using a Monte Carlo simulation model and subsequently, the fair value was also estimated using a Monte Carlo simulation model until they were no longer deemed derivative liabilities as of August 3, 2023. In addition, we made a probability assessment as to whether our stockholders would approve the adjustment of the conversion prices and exercise prices of the derivative financial liabilities.

We account for the Series A Warrants and Series B Warrants issued in connection with the November 2023 Common Units and Prefunded Warrant Units as financial liabilities in accordance with ASC 815. Accordingly, we recognize these financial liabilities at fair value initially and adjust them to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised or until warrant exercise price and number of warrants become fixed, and any change in fair value is recognized in the statement of operations. The fair value of these financial instruments were initially measured at fair value using a Monte Carlo simulation model and subsequently, the fair value was also estimated using a Monte Carlo simulation model as of December 31, 2023. In addition, we made a probability assessment as to whether our stockholders would approve the adjustment of the exercise prices of the financial liabilities. The determination of the fair value of the warrant liability may be subject to change as more current information becomes available and accordingly the actual results could differ significantly. The Series A Warrants and Series B Warrants are classified as current liabilities as the timing of their exercise is at the discretion of the warrant holders and the warrants were fully vested as of the date they were issued.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Volcon, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Volcon, Inc. and its subsidiary (collectively, the “Company”) as of December 31, 2023 and 2022, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Matter

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and has a net working capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provides a reasonable basis for our opinion.

/s/ MaloneBailey, LLP

www.malonebailey.com

We have served as the Company's auditor since 2021.

Houston, Texas

March 28, 2024

VOLCON, INC.

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2023

AND 2022

	2023	2022

ASSETS
Current assets:
Cash	$7,983,346	$10,986,592
Restricted cash	210,000	551,250
Accounts receivable, net of allowance for doubtful accounts of $70,359 and $62,451 at December 31, 2023 and 2022, respectively	203,303	864,957
Inventory	8,973,134	5,645,883
Inventory deposits	258,316	427,662
Prepaid expenses and other current assets	1,904,197	1,850,666
Total current assets	19,532,296	20,327,010
Long-term assets:
Property and equipment, net	1,258,607	601,766
Intangible assets, net	–	5,813
Other long-term assets	199,281	285,037
Right-of-use asset - operating lease	1,136,213	1,505,987

Total assets	$22,126,397	$22,725,613

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$831,184	$1,036,628
Accrued liabilities	3,128,906	2,045,239
Accrued purchase commitments	–	28,600
Current portion of notes payable	15,278	18,670
Convertible notes, net of issuance costs	30,149,579	17,353,748
Warrant liabilities	5,971,067	–
Right-of-use operating lease liability, short-term	399,611	391,117
Customer deposits	417,485	23,471
Total current liabilities	40,913,110	20,897,472

Notes payable, net of discount and current portion	69,138	50,116
Right-of-use operating lease liability, long-term	775,170	1,143,011
Total liabilities	41,757,418	22,090,599

COMMITMENTS AND CONTINGENCIES

Stockholders’ equity (deficit):
Preferred stock: $0.00001 par value, 5,000,000 shares authorized, no shares outstanding	–	–
Common stock: $0.00001 par value, 250,000,000 shares authorized, 1,030,070 shares issued and outstanding as of December 31, 2023, 108,562 shares issued and outstanding as of December 31, 2022	10	1
Additional paid-in capital	101,175,107	76,369,939
Accumulated deficit	(120,806,138)	(75,734,927)
Total stockholders’ equity (deficit)	(19,631,021)	635,013

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$22,126,397	$22,725,613

The accompanying notes are an integral part of these consolidated financial statements.

VOLCON, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2023

AND 2022

	2023	2022

Revenue:	$3,260,988	$4,546,686
Cost of goods sold	11,391,040	13,412,820
Gross margin	(8,130,052)	(8,866,134)

Operating expenses:
Sales and marketing	7,405,705	5,694,556
Product development	7,868,985	8,456,157
General and administrative expenses	6,388,007	9,046,778
Total operating expenses	21,662,697	23,197,491

Loss from operations	(29,792,749)	(32,063,625)

Other income (expense)	(40,555)	87,765
Interest expense	(4,969,590)	(2,259,545)
Loss from extinguishment	(22,296,988)	–
Issuance costs	(1,444,547)	–
Gain on derivative liabilities and warrant liabilities	13,473,218	–
Total other expense	(15,278,462)	(2,171,780)

Loss before provision for income taxes	(45,071,211)	(34,235,405)
Provision for income taxes	–	–

Net loss	$(45,071,211)	$(34,235,405)

Net loss per common share – basic	$(234.37)	$(325.20)

Net loss per common share – diluted	$(234.37)	$(325.20)

Weighted average common shares outstanding – basic	192,312	105,275

Weighted average common shares outstanding – diluted	192,312	105,275

The accompanying notes are an integral part of these consolidated financial statements.

VOLCON, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE YEAR ENDED DECEMBER 31, 2023

	Common stock		Additional
	Number of		paid-in	Accumulated
	Shares	Amount	capital	Deficit	Total

Balance at January 1, 2023	108,562	$1	$76,369,939	$(75,734,927)	$635,013

Issuance of common stock in public offerings, net of issuance costs of $629,900	32,889	–	4,570,085	–	4,570,085

Issuance of common stock for exercise of stock options and vesting of restricted stock units	314	–	25,000	–	25,000

Issuance of common stock units in public offering, net of issuance costs of $28,777	73,913	1	255,504	–	255,505

Issuance of pre-funded warrant units, net of issuance costs of $342,071	–	–	3,037,121	–	3,037,121

Issuance of common stock for exercise of pre-funded warrants	804,618	8	–	–	8

Issuance of common stock for exercise of warrants	9,156	–	680,978	–	680,978

Proceeds received for reduction of warrant exercise price	–	–	346,500	–	346,500

Reclassification of derivative liabilities to equity	–	–	13,262,055	–	13,262,055

Stock-based compensation	618	–	2,627,925	–	2,627,925

Net loss	–	–	–	(45,071,211)	(45,071,211)

Balance at December 31, 2023	1,030,070	$10	$101,175,107	$(120,806,138)	$(19,631,021)

The accompanying notes are an integral part of these consolidated financial statements.

VOLCON, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEAR ENDED DECEMBER 31, 2022

	Common stock		Additional
	Number of		paid-in	Accumulated
	Shares	Amount	capital	deficit	Total

Balance at January 1, 2022	77,260	$1	$47,803,770	$(41,499,522)	$6,304,249

Issuance of common stock for public offering, net of issuance costs of $1,910,816	29,630	–	18,089,184	–	18,089,184

Issuance of common stock for cashless exercise of warrants	375	–	–	–	–

Issuance of common stock for exercise of stock options and restricted shares	1,068	–	40,000	–	40,000

Stock-based compensation	243	–	3,259,009	–	3,259,009

Forfeiture of performance shares	(14)	–	–	–	–

Issuance of note warrants and underwriter warrants, net of issuance costs of $1,003,513	–	–	7,177,976	–	7,177,976

Net loss	–	–	–	(34,235,405)	(34,235,405)

Balance at December 31, 2022	108,562	$1	$76,369,939	$(75,734,927)	$635,013

The accompanying notes are an integral part of these consolidated financial statements.

VOLCON, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2023

AND 2022

	2023	2022
Cash flow from operating activities:
Net loss	$(45,071,211)	$(34,235,405)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on debt extinguishment	22,296,988	–
Gain on change in fair value of financial derivatives and warrant liabilities	(13,473,218)	–
Non-cash interest expense	4,955,660	2,231,403
Loss on write down of inventory and inventory deposits	4,282,321	1,692,217
Stock-based compensation	2,627,925	3,259,009
Bad debt expense	105,688	–
Loss on lease terminations	85,756	378,176
Loss on write-off of property & equipment	56,509	250,369
Write-off of intangible assets	–	6,427
Amortization of right-of-use asset	369,774	430,644
Depreciation and amortization	249,207	762,826
Changes in operating assets and liabilities:
Accounts receivable	555,967	(839,372)
Inventory	(7,609,564)	(5,129,085)
Inventory deposits	169,346	1,553,735
Prepaid assets and other current assets	(53,531)	(740,059)
Other assets	–	(37,414)
Accounts payable	(205,444)	(417,475)
Accrued liabilities	1,055,067	(204,769)
Right-of-use liabilities - operating lease	(359,347)	(354,340)
Customer deposits	394,014	(2,254,136))
Net cash provided by (used in) operating activities	(29,568,092)	(33,647,249)
Cash flow from investing activities:
Purchase of property and equipment	(949,722)	(799,412)
Proceeds from sale of vehicles	89,000	–
Net cash used by investing activities	(860,722)	(799,412)
Cash flow from financing activities:
Repayment of notes payable	(80,394)	(17,201)
Proceeds from issuance of common stock from public offerings, net of issuance costs of $629,900	4,570,085	–
Proceeds from issuance of convertible notes and warrants, net of issuance costs of $586,968	3,913,033	–
Proceeds from issuance of common stock units, net of issuance costs of $28,777	255,505	–
Proceeds from issuance of pre-funded warrant units, net of issuance costs of $342,071	3,037,121	–
Proceeds for issuance of Series A and Series B warrants issued with common stock and pre-funded warrant units	14,336,490	–
Proceeds from exercise of warrants	680,978	–
Proceeds from reduction of exercise price of warrants	346,500	–
Proceeds from issuance of common stock from public offering, net of issuance costs of $1,910,816	–	18,089,184
Proceeds from issuance of convertible notes, net of issuance costs of $2,312,895	–	15,122,345
Proceeds from issuance of warrants to convertible note holders, net of issuance costs of $1,003,513	–	7,177,976
Proceeds from exercise of stock options	25,000	40,000
Net cash provided by financing activities	27,084,318	40,412,304

NET CHANGE IN CASH AND RESTRICTED CASH	(3,344,496)	5,965,643
CASH AND RESTRICTED CASH AT BEGINNING OF PERIOD	11,537,842	5,572,199
CASH AND RESTRICTED CASH AT END OF PERIOD	$8,193,346	$11,537,842

The accompanying notes are an integral part of these consolidated financial statements.

VOLCON, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

	2023	2022
Supplemental disclosure of cash flow information:
Cash paid for interest	$15,935	$6,483
Cash paid for income taxes	$–	$–

Non-cash transactions
Recognition of initial right-of-use asset - operating lease	$–	$1,128,609
Acquisition of property and equipment with note payable	$96,024	$–
Reclassification of derivative liabilities to equity	$13,262,055	$–

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

On January 5, 2021, the Company created Volcon ePowersports, LLC (“Volcon LLC”), a Colorado wholly-owned subsidiary of the Company, to sell Volcon vehicles and accessories in the U.S. Volcon LLC is no longer used for selling vehicles and accessories.

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

The Company received net proceeds of approximately $3.9 million for the issuance of additional convertible notes in May 2023 due February 2024 (“New Notes”) and warrants. On the issuance date of the New Notes, the Company exchanged the Convertible Notes for Series A and Series B notes (collectively the “Exchange Notes”). The Exchange Notes require the Company to have unrestricted and unencumbered cash on deposit of $10 million if the outstanding principal (and interest, if any) of the Exchange Notes is $15,000,000 or greater as of December 31, 2023 (the September 30, 2023 requirement under the Convertible Notes was removed). The cash on deposit requirement is reduced dollar for dollar to the extent the outstanding principal (and interest, if any) of the Exchange Notes is less than $15 million on this date. The Company also exchanged the warrants issued with the Convertible Notes for new warrants (the “Exchange Warrants”) (see Note 6 for further discussion).

In May 2023, the Company received net proceeds of approximately $4.0 million for the issuance of 26,667 shares of common stock at $168.75 per share.

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

On September 18, 2023, the Company received net proceeds of approximately $571,400 for the issuance of 6,222 shares of common stock at $112.50 per share.

In a series of warrant inducement transactions from September 29, 2023 to October 30, 2023, as more fully discussed below, the Company raised $1,027,478.

On November 17, 2023, received net proceeds of approximately $16.2 million for the issuance of 73,913 Common Units and 878,469 Pre-Funded Units. Each Common Unit consists of one share of common stock, a Series A Warrant to purchase one share of common stock and a Series B Warrant to purchase one share of common stock. Each Pre-Funded Unit consists of one Pre-Funded Warrant to purchase one share of our common stock, a Series A Warrant and a Series B Warrant. The Pre-Funded Warrants are immediately exercisable and may be exercised at any time until all of the Pre-Funded Warrants are exercised in full. Subject to stockholder approval, the Series A and Series B Warrants are subject to adjustments. See further discussion in Note 9.

In February and March 2024, certain holders of the May 2023 Convertible Notes issued in May 2023 converted approximately $7.4 million of principal to common stock. In March 2024, the holders exchanged the remaining May 2023 Convertible Notes of $24.7 million for Series A convertible preferred stock with a $1,000 per share value and an initial conversation price of $1.33 per share for common stock. All covenants from the Convertible Notes were terminated upon this exchange. In March 2024, certain holders of the Series A convertible preferred stock converted $2.3 million shares to 1.7 million shares of common stock.

Management anticipates that our cash on hand as of December 31, 2023 plus cash expected to be generated from operations will not be sufficient to fund planned operations beyond one year from the date of the issuance of the financial statements as of and for the year ended December 31, 2023. There can be no assurance that additional funding, if needed, would be available to the Company on acceptable terms, or at all. These factors raise substantial doubt regarding our ability to continue as a going concern. The consolidated financial statements do not include any adjustments that may result should the Company be unable to continue as a going concern.

Nasdaq Compliance

On July 5, 2023, the Company received a notice from Nasdaq that it was not in compliance with Nasdaq’s Listing Rule 5550(b)(2), which requires that it maintain a market value of listed securities (“MVLS”) of $35 million. MVLS is calculated by multiplying the Company’s shares outstanding by the closing price of its common stock. On July 6, 2023, the Company received a notice from Nasdaq that it was not in compliance with Nasdaq’s Listing Rule 5550(a)(2), as the minimum bid price of its common stock had been below $1.00 per share for 30 consecutive business days. On October 13, 2023, the Company completed a 1 for 5 reverse stock split and the Company’s common stock price increased to over $1.00. On October 30, 2023, the Company received a notice from Nasdaq that it had regained compliance with Rule 5550(a)(2), as the minimum bid price of its common stock was above $1.00 for 10 consecutive business days. On December 19, 2023, the Company received a notice from Nasdaq that it was again not in compliance with Nasdaq’s Listing Rule 5550(a)(2), as the minimum bid price of its common stock had been below $1.00 per share for 30 consecutive business days.

On December 26, 2023, the Company was notified by Nasdaq that it is not in compliance with Nasdaq’s Listing Rule 5810(c)(3)(A)(iii) as the closing bid price of our common stock had been below $0.10 for ten consecutive trading days from December 11, 2023 through December 22, 2023 and was subject to delisting on January 2, 2024. On January 4, 2024, the Company received notice from Nasdaq that we did not meet the MVLS requirement and we were subject to delisting. The Company submitted a hearing request to Nasdaq’s Hearings Department for both of these matters, which stayed the suspension of the Company’s common stock. The Company participated in a hearing with Nasdaq;s Hearings Department on March 26, 2024 and they informed the Company that it could receive a decision within two weeks from the hearing date, although the timing of the decision is at the discretion of Nasdaq.

Impact of Russia and Ukraine Conflict

On February 24, 2022, Russia invaded Ukraine. The conflict between Russia and Ukraine could impact the availability of nickel, an element used in the production of lithium-ion cells used in batteries that power our vehicles. The shortage of these cells could have an impact on our ability to produce vehicles to meet our customers’ demands. In addition, sanctions against Russia could impact the price of elements, including nickel, which are used in the production of batteries which would result in higher costs to produce our vehicles. These sanctions have also impacted the U.S. and global economies and could result in an economic recession which could cause a broader disruption to the Company’s supply chain and distribution network and customer demand for our products.

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

As discussed in Notes 9 and 14, the Company completed a reverse 1 for 5 stock split on October 13, 2023 and a reverse 1 for 45 stock split on February 2, 2024, all share and per share amounts have been adjusted to reflect the impact of these reverse stock splits.

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

Cash, Cash Equivalents and Restricted Cash

Cash and cash equivalents include short-term investments with original maturities of 90 days or less at the date of purchase. The recorded value of our cash and cash equivalents approximates their fair value. There were no cash equivalents as of December 31, 2023 or 2022. Restricted cash includes cash restricted as collateral for the Company’s corporate credit cards and a letter of credit with the Company’s bank.

Revenue Recognition

For sales to dealers or distributors revenue is recognized when transfer of control of the product is made as there is no acceptance period or right of return. Revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring control of vehicles, parts, and accessories. Beginning in February 2023 the Company began selling the Brat E-Bike and Volcon Youth motorcycles directly to consumers in addition to dealers. Revenue for direct to consumer sales is recognized when transfer of control of the product is made to the consumer.

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

Certain vendors require the Company to pay an upfront deposit before they manufacture and ship the Company’s parts or accessories. These payments are classified as prepaid inventory deposits on the balance sheet until title and risk of loss transfers to the Company, at which time they are classified as inventory.

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

In May 2023, the Company transferred substantially all of its raw materials and work-in-process inventory for the Grunt to the third party manufacturer in the second quarter of 2023. Title to the inventory transferred to the third party manufacturer and the manufacturer provides the Company with a credit towards future purchases of the Grunt EVO.

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

The Company’s operating lease agreements primarily consist of leased real estate and are included within ROU assets – operating leases and ROU lease liabilities – operating leases on the balance sheets. The Company’s lease agreements may include options to extend the lease, which are not included in minimum lease payments unless they are reasonably certain to be exercised at lease commencement. The Company’s leases do not provide an implicit rate, the Company uses its estimated incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments.

Research and Development Expenses

The Company records research and development expenses in the period in which they are incurred as a component of product development expenses.

Income Taxes

Deferred taxes are determined utilizing the “asset and liability” method, whereby deferred tax asset and liability account balances are determined based on the differences between financial reporting and the tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company provides a valuation allowance, when it’s more likely than not that deferred tax assets will not be realized in the foreseeable future. Deferred tax liabilities and assets are classified as current or non-current based on the underlying asset or liability or if not directly related to an asset or liability based on the expected reversal dates of the specific temporary differences.

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

Debt

The fair value of the Company’s debt approximated the carrying value of the Company’s debt as of December 31, 2023 and 2022. Factors that the Company considered when estimating the fair value of its debt included market conditions, and term of the debt. The level of the debt would be considered as Level 2.

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

Warrant Liabilities and Convertible Liabilities

The fair value of the derivative liabilities and warrant liabilities is classified as Level 3 within the Company’s fair value hierarchy. Refer to Note 7, Derivative Instruments, for further discussion of the measurement of fair value of the derivatives and their underlying assumptions.

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

Concentration Risk

The Company outsources certain portions of product design and development for its vehicles to third parties. In addition, the Company has outsourced the manufacturing of all of its vehicles to third party manufacturers, including one manufacturer for two of its vehicles, the Stag and Grunt EVO, and this third party is also performing product design and development services on the Stag.

One supplier provides the battery and drivetrain components for the Company’s utility terrain vehicle, the Stag. The components are critical to the operation of the Stag. The Company also sources some of the other components from third party suppliers and the third party manufacturer sources other components from third party suppliers or fabricates them from materials sourced from third parties.

On January 8, 2024, the Company notified the manufacturer of the Volcon Youth motorcycles that it was terminating the co-branding and distribution agreement with them due to lower than anticipated sales of these units. In March 2024, the Company agreed to allow the manufacturer to keep all fully paid for units manufactured and held by the manufacturer and pay cash of $2,070,000 which includes a payment of $370,000 in March 2024 and $100,000 monthly for seventeen months starting April 2024. The Company has recorded this amount in the 2023 financial statements. As discussed below, the Company has written down this inventory to its estimated net realizable value and accrued the cash settlement offer.

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

NOTE 3 – INVENTORY

Inventory consists of the following:

	December 31, 2023	December 31, 2022
Raw materials	$6,770,892	$3,060,160
Work-in-process	–	439,839
Finished goods	2,202,242	2,145,884
Total inventory	$8,973,134	$5,645,883

In June 2023, the Company wrote down all remaining Torrot branded inventory in the amount of $84,000. During 2023, the Company wrote down the Volcon co-branded Torrot youth motorcycles in the amount of $2,674,352 to reduce their cost to the estimated net realizable value. The Company also wrote down all remaining Grunt inventory of $1,564,643 upon transfer of the inventory to the Company’s third party manufacturer. The Company has purchase commitments for future payments due for inventory of $1,894,842.

NOTE 4 – LONG – LIVED ASSETS

Property and Equipment

Property and equipment consist of the following:

	December 31, 2023	December 31, 2022
Machinery, tooling and equipment	$1,015,568	$352,137
Vehicles	213,528	156,648
Internal use manufactured vehicles	22,906	274,385
Fixtures & furniture	90,768	50,768
Leasehold improvements	44,663	44,663
Computers	221,571	228,671
	1,609,004	1,107,272
Less: Accumulated depreciation	(350,397)	(505,506)
Total property and equipment	$1,258,607	$601,766

Depreciation expense for the year ended December 31, 2023 and 2022 was $243,394 and $757,013, respectively.

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

In March 2023, the Company entered into two financing arrangements to purchase two vehicles. The total principal of these arrangements is $96,024 with interest rates of 11.44% and 8.63% and monthly payments totaling $1,923 are due through February 2028 and $908 per month until February 2029. The vehicles are collateral for these arrangements.

The following table provides the maturities of notes payable as of December 31, 2023:

2024	$23,073
2025	23,073
2026	23,073
2027	23,073
2028	12,927
2029	1,816
Total future payments	107,035
Less: Interest	(22,619)
Total notes payable	84,416
Less current portion	(15,278)
Long-term notes payable	$69,138

NOTE 6 - CONVERTIBLE NOTES

On August 24, 2022, the Company issued senior convertible notes with an aggregate principal amount of $27,173,913 due February 24, 2024. The Convertible Notes had an initial conversion price of $506.25 per share of common stock (53,677 total shares if fully converted) and were issued with an original issue discount of 8.0% and did not bear interest unless an event of default occurred, upon which interest would have accrued at 10% per annum. The holders of the Convertible Notes could have converted any portion of the principal at any time during the term of the notes. The holders of the Convertible Notes also received fully vested warrants (the “Note Warrants”) to purchase 40,260 shares of the Company’s common stock at an initial exercise price of $641.25 per share. The conversion and warrant exercise prices were subject to adjustment if the Company declared a stock dividend, stock split or recapitalization. The Company received net cash proceeds, after issuance costs (excluding the value of the warrants issued to the placement agent as discussed below) of $22,300,321.

Company allocated the net proceeds received from the issuance of the Convertible Notes and Note Warrants based on the relative fair values of each resulting in net proceeds of $15,122,345 being allocated to the Convertible Notes recorded as a current liability in the balance sheet and net proceeds of $6,561,247 being allocated to the Note Warrants which was recorded in equity. The Company recorded non-cash interest expense through May 24, 2023 (see below for discussion of issuance of additional convertible notes) to accrete the allocated value of the Convertible Notes using the effective interest method and an interest rate of 39.6%. The Company incurred debt issuance costs of $3,316,409 upon issuance of the Convertible Notes, which includes $616,730 for the fair value of the warrants issued to the placement agent of the Convertible Notes as further described in Note 9. These debt issuance costs were amortized as additional interest expense through May 24, 2023. Interest expense recorded for the Convertible Notes for the years ended December 31, 2023 and 2022 were $2,913,632 and $2,231,403, respectively.

On May 24, 2023, the Company issued additional senior convertible notes (“New Notes”) with an aggregate principal amount of $4,934,783 due February 24, 2024 to the same investors of the Convertible Notes. The New Notes had an initial conversion price of $571.50 per share of common stock, which was subject to adjustment to $168.75 upon stockholder approval (29,244 total shares if fully converted at $168.75 per share, stockholder approval was received on August 3, 2023). The conversion price is also subject to further adjustment if the Company completes an equity or convertible note offering with a price below $168.75, or completes a stock split, reverse stock split or recapitalization where the lowest day’s volume weighted average price (“VWAP”) of the Company’s stock price is below $168.75 in the five days following the stock split, with a floor price of $0.22 (subject to stockholder approval, which was obtained on August 3, 2023). The conversion price is also subject to further adjustment if the Company completes an equity or convertible note offering with a price below $168.75. The New Notes were issued with an original issue discount of 8.8% and do not bear interest unless an event of default has occurred, upon which interest accrues at 10% per annum.

The holders of the New Notes also received fully vested warrants (the “New Warrants”) to purchase 24,155 shares of the Company’s common stock at an initial exercise price of $245.25 per share.

Concurrent with the issuance of the New Notes, the Company exchanged the Convertible Notes into two new notes, Series A Notes and Series B Notes both due February 24, 2024 (collectively the “Exchange Notes” and collectively with the New Notes the “May 2023 Notes”). The aggregate principal amount of Series A Notes is $3,690,422 and these are convertible into the Company’s common stock at an initial conversion price of $168.75 per share (21,870 total shares if fully converted). The aggregate principal amount of the Series B Notes is $23,483,491 and were initially convertible into the Company’s common stock at an initial conversion price of $245.25 per share (95,754 total shares if fully converted) but were subject to adjustment to $168.75 upon stockholder approval (139,162 total shares if fully converted at $168.75 per share), which approval was received on August 3, 2023.

The Company also exchanged the 40,258 Note Warrants with an exercise price of $641.25 per share issued with the Convertible Notes in August 2022 for 75,814 warrants which had an initial exercise price of $245.25 per share (the “Exchange Warrants”), and which exercise price was adjusted to $168.75 per share upon stockholder approval, which approval was received on August 3, 2023. The Exchange Warrants expire August 24, 2027.

In September 2023, the Company completed a public offering and sold 6,223 shares of common stock at $112.50 per share. The holders of the May 2023 Notes waived their right to reduce the conversion price to the equity issuance price and agreed to reduce the conversion price to $123.75 per share. The exercise price of the May 2023 Warrants were reduced to $112.50 per share as a result of the public offering.

In September 2023, the holders of the May 2023 Notes agreed to modify the due date of these notes to January 31, 2025. See discussion of further modifications below. The Company also executed a security interest to the holders for substantially all of the assets of the Company.

The May 2023 Notes contain certain conversion limitations, providing that no conversion may be made if, after giving effect to the conversion, the holder, together with any of its affiliates, would own in excess of 9.99% of the Company’s outstanding shares of common stock after giving effect to such conversion. The Company can force conversion of the Series A and Series B Notes at any time if the weighted average price of the Company’s common stock for ten consecutive trading days equals or exceeds $263.25 or $380.25, respectively, subject to the share limitations described above. In addition to default interest of 10% accruing on the May 2023 Notes, the holders may require the Company to redeem a portion or all of the outstanding May 2023 Notes.

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

As of December 31, 2023, the Company was in compliance with the above covenants.

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

As discussed in Note 9, the Company completed a 1 for 5 reverse stock split on October 13, 2023 and the lowest day’s VWAP in the five days following the reverse split was $61.605 per share and the conversion price of New Notes and Exchange Notes, and the exercise price of the New Warrants and Exchange Warrants were reduced to $61.605 per share effective October 20, 2023.

The conversion prices of the Exchange Notes, and the exercise prices of the New Warrants and Exchange Warrants (collectively the “May 2023 Warrants”) are subject to further adjustment in the event that the Company issues additional common stock, stock options, warrants or convertible notes with prices below the exercise price in effect at the time of issuance, or completes a stock split, reverse stock split or recapitalization where the lowest day’s VWAP of the Company’s stock price is below $61.605 in the five days following the stock split with a floor of $0.22 per share. See Note 14 for discussion of the impact of the 1 for 45 reverse split on February 2, 2024. Also in September 2023, the Company and the holders of the Exchange Warrants entered into a warrant inducement agreement whereby the Exchange Warrant holders agreed to exercise 6,824 Exchange Warrants at a reduced exercise price of $78.75 per share. The Company issued the holders 6,824 warrants (“Reload Warrants”) with an exercise price of $112.50 per share. The Reload Warrants are immediately exercisable for unregistered shares of the Company’s common stock and have the same terms as the May 2023 Warrants and expire August 24, 2027. The Company recognized equity issuance costs of $216,855 for the issuance of the Reload Warrants.

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

The Company has evaluated the issuance of the New Notes and Exchange Notes and related warrants and determined that the Convertible Notes were extinguished based on the conclusion that the terms of the New Notes and Exchange Notes are substantially different from the Convertible Notes in accordance with ASC 470, Debt. In addition, the Company recognized a loss on the extinguishment of the Convertible Notes based on the carrying value of the Convertible Notes at the transaction date, plus gross proceeds received from the issuance of New Notes and New Warrants, less the fair value of the i) New Notes and conversion option, ii) New Warrants, iii) Exchange Notes and conversion options, and iv) Exchange Warrants. The resulting loss on extinguishment was $22,296,988, which included the unamortized issuance costs of $1,330,296 of the Convertible Notes as of the date of the issuance of the New Notes. The fair value of the May 2023 Notes was estimated based on the future cash flows discounted at an interest rate of 14.9%. The May 2023 Notes were recorded at their initial fair values as follows:

	Fair Value	Principal Amount
New Notes	$4,410,058	$4,934,783
Series A Exchange Notes	3,298,012	3,690,422
Series B Exchange Notes	20,986,449	23,483,891
Total May 2023 Notes	$28,694,519	$32,109,096

The Company recognized interest expense of $1,739,123 in the year ended December 31, 2023 for the accretion of the discount on the May 2023 Notes during the periods.

The Company estimated the fair value of the conversion features of the New Notes, Exchange Notes, New Warrants and Exchange Warrants as of May 24, 2023 as discussed in Note 7 below.

The Company incurred debt issuance costs of $586,968 upon issuance of the New Notes and New Warrants. The Company is amortizing these issuance costs as additional interest expense over the remaining term of the New Notes. The Company recognized interest expense of $302,955 for the amortization of these issuance costs for the year ended December 31, 2023.

As of December 31, 2023, there were no conversions of the May 2023 Notes. As discussed in Note 14, on March 4, 2024, the Company exchanged the May 2023 Notes for Series A preferred stock. As a result, there are no remaining covenants related to the May 2023 Notes that the Company must comply with and the security interest on the assets of the Company has been released by the noteholders.

NOTE 7 - DERIVATIVE FINANCIAL INSTRUMENTS AND WARRANT LIABILITIES

May 2023 Notes and May 2023 Warrants

As discussed in Note 6, the Company recognized a loss on the extinguishment of the Convertible Notes based on the fair values of the May 2023 Notes including the conversion feature, and the May 2023 Warrants. The Company determined that there was a derivative liability associated with the conversion features in the May 2023 Notes due to the conversion price being subject to stockholder approval in the conversion feature. Therefore, the Company has separated conversion features from the May 2023 Notes and has recorded them at fair value and will continue to adjust them to fair value until shareholder approval is received as the conversion price is then only adjusted based on anti-dilutive provisions. The Company has also determined that the May 2023 Warrants are derivative liabilities due to the potential adjustment in the exercise prices being subject to stockholder approval. Once shareholder approval is received, the exercise price of the warrants only adjusts based on anti-dilutive provisions.

The fair value of the conversion features and warrant liabilities were calculated using a Monte Carlo simulation and the following assumptions and methodologies:

	May 24, 2023	August 3, 2023
Conversion Feature Liabilities
Company stock price on valuation date	$157.50	$123.975
Volatility (closing prices of guideline comparable public companies)	86.3%	84.1%
Conversion price per share	$168.75	$168.75
Note term (years)	0.76	0.56
Risk free interest rate	5.1%	5.4%
Warrant Liabilities
Company stock price on valuation date	$157.50	$123.975
Volatility (closing prices of guideline comparable public companies)	119.2%	115.0%
Conversion price per share	$168.75	$168.75
Warrant term (years)	4.25	4.06
Risk free interest rate	3.8%	4.3%

In addition to the above factors, the Company also used a probability assessment for the initial and August 3, 2023 valuation to evaluate whether stockholder approval would be received to lower the conversion and exercise prices. The Company utilized a 50/50 assessment that stockholders would or would not approve the lower conversion and exercise price. Management notes that at the time of the assessment, the stockholder vote had not yet started therefore there was no data to determine whether one scenario was more likely than another. Since the stockholders approved the lower conversion and exercise price on August 3, 2023, no probability assessment was used.

Based on the above factors, the estimated fair value of the Company’s financial derivative liabilities carried at fair value at May 24, 2023 and August 2, 2023 is as follows:

	May 24, 2023	August 3, 2023
Conversion Feature - New Notes	$663,096	$557,168
Conversion Feature - Series A Exchange Notes	970,805	416,672
Conversion Feature - Series B Exchange Notes	4,324,792	2,651,436
New Warrants	3,123,682	2,445,244
Exchange Warrants	9,287,474	7,191,535
Total	$18,369,849	$13,262,055

On August 3, 2023, stockholders approved the adjustment of the conversion price of the New Notes and Exchange Notes and the exercise price of the New Warrants and Exchange Warrants. The conversion and exercise prices can adjust to a floor of $0.22 per share based on certain events defined in the agreements related to these instruments. The Company has concluded that as of August 3, 2023, the conversion feature of the May 2023 Notes and the May 2023 Warrants are no longer derivative liabilities and reclassified them to equity. The Company recognized a gain of $5,107,794 for the change in the fair values of the conversion features of the May 2023 Notes for the year ended December 31, 2023.

Series A and Series B Warrants

As discussed in Note 9 below, the Company issued Series A and Series B Warrants (the “November 2023 Warrants”) in connection with the sale of common units and pre-funded warrant units. Under the terms of the November 2023 Warrants, the number and exercise price are subject to adjustment if the Company completes certain transactions specified in these warrant agreements. Such adjustments are subject to shareholder approval, and some will result in a change in the exercise price and number of warrants, and others will only result in the change in exercise price due to standard anti-dilution provisions.

The Company has determined that these warrants should be classified as liabilities and has used a Monte Carlo simulation to estimate the fair values until shareholder approval is received and the number of warrants becomes fixed. The following assumptions were used in the valuations:

	November 17, 2023	December 31, 2023

Company stock price on valuation date	$9.864	$4.46
Volatility	138.2%	141.4%
Risk free interest rate	4.33%	3.78%
Dividend yield	0.00%	0.00%
Warrant term (years)	5.0	4.9
Time to future transaction (years)	0.75	0.63
Future transaction probability	75%	75%

In addition to the above factors, the Company also used a probability assessment for the initial and December 31, 2023 valuation to evaluate whether stockholder approval would be received on January 12, 2024 to lower the conversion and exercise prices. Management notes that at the time of the assessment, the stockholder vote had not yet started but there was a requirement in the offering that the board of directors, management, and a significant shareholder vote in favor of these adjustments which included approximately 20.1% of the shares outstanding as of the transaction date. Further, significant investors in the transaction held shares acquired prior to the record date for eligible shareholders to vote. Although these same investors could not vote the shares received in the November 17, 2023 offering, they could abstain from voting those shares for the shareholder vote and such shares would count towards whether a quorum of shares was received to hold the special meeting for the shareholder approval. Finally, management notes that approval was overwhelmingly positive to adjust the conversion price for the May 2023 Notes and May 2023 Warrants and exercise prices. The Company concluded that it was 100% likely that stockholders would approve the provisions to adjust the number of warrants and exercise price.

Based on the above factors, the estimated fair value of the Series A and Series B Warrant liabilities at November 17, 2023 and December 31, 2023 is as follows:

	November 17, 2023	December 31, 2023
Series A Warrant	$0.6576	$0.2970
Series B Warrant	$0.1996	$0.0799

The estimated fair values as of November 17, 2023 were used to allocate the gross proceeds from the issuance of the common units and pre-funded warrant units resulting in a value of $10,990,530 and $3,345,961 being allocated to the Series A and Series B warrants, respectively. An allocation of the issuance costs from the offering was made based on the relative fair values of the common stock, pre-funded warrants, Series A and Series B warrants and issuance costs of $1,451,249 that were allocated to the Series A and Series B Warrants were expensed.

Based on the above factors, the estimated fair value of the Company’s warrant liabilities carried at fair value at November 17, 2023 and December 31, 2023 is as follows:

	November 17, 2023	December 31, 2023
Series A Warrants	$10,990,530	$4,705,245
Series B Warrants	3,345,961	1,265,822
Total	$14,336,491	$5,971,067

Based on the change in the estimated fair value of the Series A and Series B warrants from November 17, 2023 to December 31, 2023, the Company recorded a gain of $8,365,424.

The following represents the activity associated with the May 2023 Notes, May 2023 Warrants and Series A and Series B Warrants for the year ended December 31, 2023:

	May 2023 Notes and May 2023 Warrants	Series A and Series B Warrants
Fair value on issuance date	$18,369,849	14,336,491
Gain on changes in fair value	(5,107,794)	(8,365,424)
Reclassification to equity	(13,262,055)	–
Balance at December 31, 2023	$–	$5,971,067

The total gain on the changes in fair value of $13,473,218 is recorded in other income (expense) in the consolidated statement of operations.

NOTE 8 – RELATED PARTY TRANSACTIONS

During 2022, the Company issued purchase orders and made prepayments for prototype parts of $21,860 to a vendor that Pink Possum, LLC (“Pink Possum”), an entity controlled by Mr. Okonsky, one of the Company’s founders, Chairman of the Board and Chief Technology Officer, holds an equity interest of 25% as of December 31, 2023. This vendor is expected to provide additional prototype and product parts for a prototype of an upgraded version of the Stag expected to be released in the future.

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

The Company evaluated the cost of this facility in relation to other lower cost options, including having a third party manufacturer the Stag, and determined that it would be in the best interest of the Company to terminate this lease. On April 27, 2022, the Company informed the landlord that it would be terminating the lease. On May 27, 2022, the landlord notified the Company that the landlord would refund $85,756 of the prepaid rent and security deposit balance of $601,818 paid by the Company. The unrefunded portion of the prepaid rent and security deposit related to some survey, architecture and construction design costs that were incurred by the landlord prior to the Company terminating the lease. In September and October 2023, the landlord notified the Company that there were additional costs that exceeded the amount of the refund and the landlord released the Company from paying any amounts in excess of the original expected refund. The landlord also released the Company from any remaining obligations under the lease and amendments. The Company has recognized a loss on the termination of this lease of $85,756 and $247,525 in the years ended December 31, 2023 and 2022, respectively.

Total amortization expense for the right-of-use asset recorded for the initial lease for the year ended December 31, 2022 was $61,709. There was no amortization expense recorded in 2023.

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

On August 28, 2020, the Company entered into three-year consulting agreements with Pink Possum, and Highbridge Consultants, LLC (“Highbridge”), an entity controlled by Mr. Adrian James, a co-founder of the Company, pursuant to which Messrs. Okonsky and James provide the Company with services. In consideration for entering into the consulting agreements, the Company issued the two entities ten-year warrants to purchase the Company’s common stock at an exercise price of $0.90 per share. The number of shares of common stock issuable pursuant to the warrants was based on the number of shares of the Company’s common stock outstanding at the time of exercise and provided that Pink Possum and Highbridge would receive 18.75% and 25%, respectively, of the Company’s shares of common stock outstanding at the time of exercise on a fully diluted basis. On March 26, 2021 and March 25, 2021, respectively, Pink Possum and Highbridge entered into amendments to the consulting agreements agreeing to exchange the original warrants for new ten-year warrants to purchase 21,112 and 27,778 shares, respectively, of common stock at an exercise price of $220.50. During the year ended December 31, 2021, the Company recognized compensation expenses of $5.6 million and $7.4 million for the warrants issued to Pink Possum and Highbridge, respectively. On December 20, 2021, Highbridge exercised all of its warrants on a cashless basis and the Company issued 24,479 shares of common stock to Highbridge.

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

In December 2022, the Company entered into an employment agreement with Mr. Okonsky whereby Mr. Okonsky became an employee on January 2, 2023 and the consulting agreement with Pink Possum was terminated. However, the warrants to Pink Possum, and the provisions for a Fundamental Transaction and the market capitalization thresholds and related payments owed to Pink Possum if these were to occur remain in effect subsequent to the employment agreement. Mr. Okonsky informed the Company on January 27, 2024 that he would forfeit his salary and benefits effective February 1, 2024.

In March 2024, the Company entered into a consulting agreement with Mr. Okonsky and he is entitled to a monthly fee of $5,000 and payment of 1% of the gross proceeds from any merger, sale or change of control transaction (as determined by the board of directors) entered by the Company for a period of up to 6 months following the termination of the consulting agreement. This consulting agreement terminates any remaining provisions of the Pink Possum agreement noted above other than the warrants remain outstanding.

NOTE 9 – STOCKHOLDERS’ EQUITY

On June 14, 2023, the Company’s stockholders approved an increase in the Company’s authorized shares of common stock from 100,000,000 to 250,000,000. In addition, the Company is authorized to issue 5,000,000 shares of preferred stock with a par value of $0.00001. The specific rights of the preferred stock, when so designated, shall be determined by the board of directors (see Note 14).

Common stock

On February 1, 2022, the Company sold 29,630 shares of its common stock in a public offering at $675.00 per share. The Company received net proceeds of $18,089,184 after underwriter commissions and expenses of $1,910,816. The underwriter was also issued a warrant to purchase 1,482 shares of the Company’s common stock at an exercise price of $843.75 per share that expires 5.0 years from the date of issuance.

On May 24, 2023, the Company sold 26,667 shares of its common stock in a public offering at $168.75 per share. The Company received net proceeds of $3,998,685 after underwriter commissions and expenses of $501,300.

On September 18, 2023, the Company sold 6,222 shares of its common stock in a public offering at $112.50 per share. The Company received net proceeds of $571,400 after underwriter commissions and expenses of $128,600. The underwriter was also issued a warrant to purchase 1,245 shares of the Company’s common stock at an exercise price of $140.625 per share that expires 5.5 years from the date of issuance. The underwriter agreement provided the underwriter with a right of first refusal for any additional securities third-parties offerings within twelve months of this offering.

As discussed in Note 6 above, on May 24, 2023, the Company issued the May 2023 Notes and May 2023 Warrants, along with the warrants to the placement agent in August 2022 with the issuance of the Convertible Notes. The Company received consent from the underwriter to issue such securities. In addition, the Company was required to reserve 480,516 shares of common stock for future issuance of shares for the conversion of the May 2023 Notes and exercise of the May 2023 Warrants and 2,684 shares for the exercise of the placement agent warrants.

November 2023 Common Units and Pre-Funded Warrant Units

On November 17, 2023, the Company sold (i) 73,913 common units (“Common Units”), each consisting of one share of the Company’s common stock, a Series A warrant to purchase one share of common stock at an initial exercise price of $24.75 per share or pursuant to an alternative cashless exercise option (described below), which warrant will expire on the five-year anniversary of the original issuance date (the “Series A Warrants”) and a Series B warrant to purchase one share of common stock at an initial exercise price of $37.80 per share, which warrant will expire on the five-year anniversary of the original issuance date (the “Series B Warrants” and together with the Series A Warrants, the “Warrants”); and (ii) 878,469 pre-funded units (the “Pre-funded Units” and together with the Common Units, the “Units”), each consisting of one pre-funded warrant to purchase one share of common stock (the “Pre-funded Warrants”), a Series A Warrant and a Series B Warrant. The purchase price of each Common Unit was $18.90, and the purchase price of each Pre-Funded Unit was $18.8996. The Pre-Funded Warrants are immediately exercisable and may be exercised at any time until all of the Pre-Funded Warrants are exercised in full. As of December 31, 2023, 804,618 of the Pre-Funded Warrants were exercised and the remaining Pre-Funded Warrants were exercised by January 9, 2024.

In addition, the Company granted the underwriter a 45-day option to purchase additional 142,858 shares of common stock and/or Pre-Funded Warrants, representing up to 15% of the number of common stock and Pre-Funded Warrants sold in the Public Offering, and/or additional 18,724 Series A Warrants representing up to 15% of the Series A Warrants sold in the Public Offering, and/or additional 18,724 Series B Warrants representing up to 15% of the Series B Warrants sold in the Public Offering solely to cover over-allotments, if any. The underwriter partially exercised its over-allotment option with respect to 18,724 Series A Warrants and Series B Warrants. A total of 352,057 each of Series A and B Warrants were issued in the transaction. The net proceeds were approximately $16.2 million (gross proceeds of $18.0 million less fees and expenses of $1.8 million). The gross proceeds and transaction cost were allocated to each of the instruments issued in the offering at their estimated relative fair values. Transaction costs totaling $1,444,547 related to the Series A and Series B Warrants were expensed since these warrants were determined to be liabilities and recorded at their estimated fair values (see Note 7).

Series A Warrants

Each Series A Warrant has an initial exercise price per share equal to $24.75, was immediately exercisable upon issuance, and will expire on the five-year anniversary of the original issuance date, or November 17, 2028.

Share Combination Event Adjustments

Conditioned upon the receipt of the Warrant Stockholder Approval at a required special meeting of stockholders (“Special Meeting”), if at any time on or after the date of issuance there occurs any share split, share dividend, share combination, recapitalization or other similar transaction involving the Company’s common stock (collectively a “Share Event”) and the lowest daily VWAP during the five consecutive trading days prior to the date of such event and the five consecutive trading days after the date of such event is less than the exercise price then in effect, then the exercise price of the Series A Warrant shall be reduced to the lowest daily VWAP during such period and the number of warrant shares issuable shall be increased such that the aggregate exercise price payable thereunder, after taking into account the decrease in the exercise price, shall be equal to the aggregate exercise price on the date of issuance. As discussed in Note 14 below, approval of this adjustment by the stockholders was made on January 12, 2024.

Cashless Exercise

If at the time a holder exercises its Series A Warrants, a registration statement registering the issuance of the shares of common stock underlying the Series A Warrants under the Securities Act is not then effective or available and an exemption from registration under the Securities Act is not available for the issuance of such shares, then in lieu of making the cash payment otherwise contemplated to be made to us upon such exercise in payment of the aggregate exercise price, the holder may elect instead to receive upon such exercise (either in whole or in part) the net number of shares of common stock determined according to a formula set forth in the Series A Warrants.

Conditioned upon the receipt of the Warrant Stockholder Approval at a required Special Meeting, a holder of Series A Warrants may also provide notice and elect an “alternative cashless exercise” pursuant to which they would receive an aggregate number of shares equal to the product of (x) the aggregate number of shares of common stock that would be issuable upon a cash exercise of the Series A Warrant and (y) 3.0. As discussed in Note 14 below, approval of this adjustment by the stockholders was made on January 12, 2024.

Adjustments and Activity Subsequent to December 31, 2023

As discussed in Note 14, the Company completed a 1 for 45 reverse stock split on February 2, 2024. Prior to this reverse split, 18,941 Series A Warrants were exercised under the alternative cashless exercise provision in the period from January 1, 2024 to February 2, 2024. As a result of the reverse stock split, the total number of Series A Warrants and exercise price for the remaining warrants was adjusted per the provisions of a Share Event and the total number of Series A Warrants became 3,979,955 and the exercise price became $1.8646. A total of 3,937,910 of the Series A Warrants were exercised under the alternative cashless exercise provision and 42,045 remain outstanding as of March 27, 2024.

Series B Warrants

Each Series B Warrant offered has an initial exercise price per share equal to $37.80, was immediately exercisable upon issuance, and will expire on the five-year anniversary of the original issuance date, or November 17, 2028.

Anti-Dilution Provisions

Subject to certain exemptions outlined in the Series B Warrant, for the life of the warrant, if the Company sells, enters into an agreement to sell, or grants any option to purchase, or sells, enters into an agreement to sell, or grants any right to reprice, or otherwise disposes of or issue (or announce any offer, sale, grant or any option to purchase or other disposition) any common stock or convertible security, at an effective price per share less than the exercise price of the Series B Warrant then in effect (a “Dilutive Issuance”), the exercise price of the Series B Warrant will be reduced to an amount equal to the lowest daily VWAP during the period commencing five consecutive trading days following the Dilutive Issuance, subject to a floor price of $0.13; provided that upon the receipt of the Warrant Stockholder Approval at a required Special Meeting, the floor price will be removed and, upon a Dilutive Issuance, the number of shares issuable upon exercise of the Series B Warrant shall be proportionally adjusted so that the aggregate exercise price of the Series B Warrant shall remain unchanged. As discussed in Note 14 below, approval of this adjustment by the stockholders was made on January 12, 2024.

In addition, conditioned upon the receipt of the Warrant Stockholder Approval at the Special Meeting, for the life of the Series B Warrant, the Company may voluntarily reduce the exercise price of the Series B Warrant. The Company refers to this price adjustment feature as the “Voluntary Adjustment Provision”. As discussed in Note 14 below, approval of this adjustment by the stockholders was made on January 12, 2024.

Share Combination Event Adjustments

Conditioned upon the receipt of the Warrant Stockholder Approval, if at any time on or after the date of issuance there occurs any share split, share dividend, share combination, recapitalization or other similar transaction involving the Company’s common stock (collectively a “Share Event”) and the lowest daily VWAP during the five consecutive trading days prior to the date of such event and the five consecutive trading days after the date of such event is less than the exercise price then in effect, then the exercise price of the Series B Warrant shall be reduced to the lowest daily VWAP during such period and the number of warrant shares issuable shall be increased such that the aggregate exercise price payable thereunder, after taking into account the decrease in the exercise price, shall be equal to the aggregate exercise price on the date of issuance. As discussed in Note 14 below, approval of this adjustment by the stockholders was made on January 12, 2024.

Adjustments and Activity Subsequent to December 31, 2023

As discussed in Note 14, the Company completed a 1 for 45 reverse stock split on February 2, 2024. Prior to this reverse split, no Series B Warrants had been exercised. As a result of the reverse stock split, the total number of Series B Warrants and exercise price for the remaining warrants was adjusted per the provisions of a Share Event and the total number of Series B Warrants became 7,137,082 and the exercise price became $1.8646. A total of 70,000 of the Series B Warrants were exercised and 7,067,062 remained outstanding as of March 4, 2024, when the Company exchanged the May 2023 Notes for Series A Convertible Preferred Stock with a conversion price of $1.33 per share, as discussed further in Note 14. As a result of this exchange, the Series B Warrant amounts and exercise price were further adjusted based on the Anti-Dilution Provisions and the new number of Series B Warrants is 14,546,024 and the exercise price is $0.9059. As of March 27, 2024, 14,546,024 of the Series B Warrants remain outstanding.

Other Warrants

As discussed in Note 6, the Company issued the Note Warrants, which were fully vested, to purchase 40,258 shares of the Company’s common stock at an initial exercise price of $641.25. The Note Warrants expire August 24, 2027. Also, the Company issued to the placement agent of the Convertible Notes, fully vested warrants to purchase 2,684 shares of the Company’s common stock at an exercise price of $801.5625. The warrants were not exercisable until February 24, 2023 and expire on February 24, 2028. The Company valued all of these warrants using the closing price of the Company’s common stock on August 24, 2022 of $549.00, volatility of 79.81% based on peer companies, risk free interest rate of 3.03%, no dividends and an estimated life of 2.5 years.

In May 2023, all of the Note Warrants to purchase 40,258 shares of the Company’s common stock were exchanged for Exchange Warrants to purchase 75,814 shares of the Company’s common stock with an initial exercise price of $245.25 per share (which was adjusted to $168.75 per share upon stockholder approval which was received on August 3, 2023). The Exchange Warrants expire August 24, 2027. Also in May 2023, in connection with the issuance of the New Notes, the Company also issued New Warrants to purchase 24,157 shares of common stock at an initial exercise price of $245.25 (which was adjusted to $168.75 per share upon stockholder approval which was received on August 3, 2023). As discussed above, the exercise price of the Exchange Warrants and New Warrants were adjusted to $61.605 per share in October 2023 due to the 1 for 5 reverse stock split. Due to the exchange of the May 2023 Notes for Series A convertible preferred stock as discussed further in Note 14 below, the exercise price of the Exchange and New Warrants was adjusted to $1.33.

As noted below, 6,824 of the Exchange Warrants were exercised at a price of $78.75 per share and 6,824 Reload Warrants were issued with an exercise price of $112.50 per share. In October 2023, the Reload warrant exercise price was reduced to $61.605. The Reload warrants expire August 24, 2027. Due to the exchange of the May 2023 Notes for Series A convertible preferred stock as discussed further in Note 14 below, the exercise price of the Reload Warrants was adjusted to $1.33.

On October 11, 2023, the Company entered into an amendment (the “Amendment”) to its Stag UTV development and Stag supplier agreements with GLV Ventures (“GLV”). Pursuant to the Amendment, GLV agreed to provide the Company with extended payment terms and provide the Company with credit against new vehicles for the value of certain parts purchased by the Company. In consideration for entering into the Amendment No. 1, the Company agreed to issue GLV (or its designee) five-year warrants to purchase 8,889 shares of Company common stock with an exercise price of $94.50 per share, which was equal to the closing price of the Company’s common stock on the date of the Amendment No. 1, 4,445 shares were fully vested upon issuance and the remaining warrants vested 45 days from the issuance date.

Warrant Inducements

On October 13, 2023, the Company entered into an inducement offer letter agreement (the “Inducement Letter”) with the three holders (each, a “Holder”) of the May 2023 Warrants. The Company agreed to reduce the exercise price of up to 21,623 to the lesser of (i) $78.75 (after giving effect to the 1:5 reverse stock split that went into effect on October 13, 2023) and (ii) the exercise price in effect at the time of exercise of the Existing Warrants if further adjusted in accordance with the terms of the May 2023 Warrants ($61.605 per share after adjustment for the lowest day’s VWAP for the five days following the reverse stock split). The reduction of the exercise price of such Existing Warrants remained in effect until October 27, 2023 (the “Inducement Period”). The exercise price for any Warrants not exercised prior to the end of the Inducement Period would not result in a change in the exercise price under the original terms of the Existing Warrants. The Holders exercised 6,824 warrants of the 21,623 warrants available for exercise. Due to the exchange of the May 2023 Notes for Series A convertible preferred stock as discussed further in Note 14 below, the exercise price of the warrants issued for those exercised in the Inducement Period were adjusted to $1.33.

In addition, pursuant to the Inducement Letter, the Holders who exercise such Existing Warrants for cash on or prior to October 27, 2023 would receive a new warrant (“Reload Warrant”) to purchase a number of shares of common stock equal to the number of shares of common stock exercised under the Existing Warrants. The exercise price of the Reload Warrants was determined based on the terms of the Existing Warrants, which was $61.605 per share. On October 20, 2023, the Holders exercised 2,332 warrants at $61.605 per share. Due to the exchange of the May 2023 Notes for Series A convertible preferred stock as discussed further in Note 14 below, the exercise price of the Reload Warrants was adjusted to $1.33.

On October 29, 2023, in an effort to raise cash, the Company entered into an inducement offer letter agreement (the “Inducement Reprice Letter”) with the Holders of the Company’s May 2023 Warrants. Pursuant to the Inducement Reprice Letter, in exchange for an aggregate cash payment of $346,500, the Company reduced the exercise price with respect to May 2023 Warrants exercisable into an aggregate of 7,778 shares of common stock from $61.605 per share to $0.45 per share. On January 10, 2024, the Holders exercised these warrants.

The following is the activity related to common stock warrants during the year ended December 31, 2023:

	Common Stock Warrants
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Life in years	Intrinsic Value

Outstanding at January 1, 2023	67,060	$524.97
Granted (1)	6,399,061	$4.71
Canceled	–	$–
Exchanged	(40,260)	$641.25
Expired	–	$–
Exercised	(813,774)	$19.38
Outstanding at December 31, 2023	5,612,087	$7.04	4.87	$0
Exercisable at December 31, 2023	5,612,087	$7.04	4.87	$0

(1)	The number of warrants granted and the weighted average exercise price is based on the adjustment to certain warrants as of February 2, 2024, the date of the Company’s 1 for 45 reverse stock split. As discussed above, further adjustments occurred based on the change in the change in the VWAP of the Company’s common stock from February 2, 2024 and due to the exchange of the May 2023 Notes for Series A convertible preferred stock on March 4, 2024.

During the years ended December 31, 2023 and 2022, the Company recognized expense of $412,000 and $7,302, respectively, related to common stock warrants.

NOTE 10 – STOCK-BASED COMPENSATION

In January 2021, the Company’s board of directors adopted the Volcon, Inc. 2021 Stock Plan, (the “2021 Plan”). The 2021 Plan is a stock-based compensation plan that provides for discretionary grants of stock options, stock awards, and restricted stock unit awards to employees, members of the board of directors and consultants (including restricted stock units issued prior to the adoption of the plan as further discussed below). The Company initially reserved a total of 13,334 shares of the Company’s common stock for issuance under the 2021 Plan. On July 26, 2022, the Company’s stockholders approved an increase of 17,778 shares of the Company’s common stock for issuance under the 2021 plan, which may be adjusted for changes in capitalization and certain corporate transactions. To the extent that an award, if forfeitable, expires, terminates or lapses, or an award is otherwise settled in cash without the delivery of shares of common stock to the participant, then any unpaid shares subject to the award will be available for future grant or issuance under the 2021 Plan. Shares available for issuance under the 2021 Plan as of December 31, 2023, were 8,752 shares. Awards vest according to each agreement and as long as the employee remains employed with the Company or the consultant continues to provide services in accordance with the terms of the agreement.

Restricted Stock Units

The following is the restricted stock unit activity for the year ended December 31, 2023

Outstanding January 1, 2023	336
Granted	–
Vested (1)	(204)
Canceled	(132)
Outstanding December 31, 2023	–

(1)	112 RSUs were subject to cancellation due to termination of employment. However, the Company entered into a modification to allow the employee to fully vest in these RSUs as part of a severance agreement. The Company recorded additional expense of $31,487 during the year ended December 31, 2023 related to this modification.

In January 2022, the Company modified the vesting terms of 445 RSUs that had vested as of December 31, 2021 to extend the vesting through May 15, 2022. The Company granted an additional 112 RSUs to the holders of these RSUs that vesting was extended and these additional RSUs vested as of May 15, 2022. The Company recorded an additional expense of $1,126,250 during 2022 related to these modifications.

For the years ended December 31, 2023 and 2022, the Company recognized expenses for RSUs of $61,623 and $1,267,550, respectively.

Performance Shares

On March 1, 2022, the Compensation Committee of the board of directors approved a grant of 199 shares for the achievement of some of the Company’s 2021 performance milestones, and the Company recognized share-based compensation expenses of $82,050 related to the grant of these shares in the quarter ended March 31, 2022. Certain individuals whose employment terminated subsequent to December 31, 2021 forfeited their share grants totaling 14 shares and such shares are available for future issuance under the 2021 Plan.

In 2022 the compensation committee approved reserving 1,112 shares from the 2021 Plan to issue based on achievement of the Company’s 2022 performance milestones to employees who are employed in 2022 and are active employees on the date of approval in 2023 by the compensation committee. On February 6, 2023 the compensation committee of the board of directors approved a grant of 689 shares (618 were issued due a forfeiture of 3 shares and 68 shares withheld for payment of employee withholding taxes) for the achievement of some of the Company’s 2022 performance milestones. The Company recognized share-based compensation expenses of $257,717 related to the grant of these shares in the quarter ended March 31, 2023. The compensation committee also approved reserving the remaining 423 not issued for 2022 performance milestones for issuance to active employees on the date the first Stag is shipped to a customer.

In addition, the compensation committee also approved reserving 1,112 shares from the 2021 Plan to issue to employees based on achievement of the Company’s 2023 performance milestones to employees who are employed in 2023 and are active employees on the date of approval in 2024 by the compensation committee. No shares were approved for grant by the compensation committee for 2023 performance milestones.

Stock Options

The following is the common stock options to employees and consultants for services during the year ended December 31, 2023:

	Common Stock Options
	Shares	Weighted Average Exercise Price	Weighted average Remaining Life in years	Intrinsic Value
Outstanding at January 1, 2023	14,694	$694.31
Granted	11,256	$169.08
Forfeited	(6,772)	$635.63
Exercised	(112)	$225.00
Outstanding at December 31, 2023	19,066	$407.97	8.72	$–
Exercisable at December 31, 2023	8,263	$594.62	8.13	$–

The Company valued the options using the closing stock price of the Company’s common stock on the date of grant and the following assumptions:

	2023	2022
Volatility (based on peer companies)	79% - 83%	71% - 105%
Risk free interest rate	3.54% - 4.77%	0.77% - 0.85%
Dividends	None	None
Estimated life in years	6	6

During the years ended December 31, 2023 and 2022, the Company recognized share-based compensation expenses of $1,896,585, and $1,966,958, respectively, related to common stock options. The Company expects to recognize additional compensation expense of $661,734 related to these common stock options assuming all awards will vest.

Total stock-based compensation recorded for the years ended December 31, 2023 and 2022 for all stock based compensation awards, including warrants, has been recorded as follows:

	2023	2022
Cost of Goods Sold	$211,981	$578,552
Sales and Marketing	693,559	764,517
Product Development	837,271	704,152
General and Administrative	885,114	1,211,788
Total	$2,627,925	$3,259,009

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

	Year ended	Year ended
	December 31, 2023	December 31, 2022

Numerator:

Net loss	$(45,071,210)	$(34,235,405)

Denominator:

Denominator for basic and diluted net loss per common share - weighted average of common shares	192,312	105,275

Basic and diluted net loss per common share	$(234.37)	$(325.20)

Common shares consisting of shares potentially dilutive as of December 31, 2023 and 2022 are as follows:

	2023	2022
Convertible Notes	521,206	53,677
Warrants	5,612,087	67,060
Stock options	19,066	14,694
Restricted stock units	–	336
Total	6,152,359	135,767

NOTE 12 – INCOME TAXES

Deferred taxes are determined by applying the provisions of enacted tax laws and rates for the jurisdictions in which the Company operates to the estimated future tax effects of the differences between the tax basis of assets and liabilities and their reported amounts in the Company’s financial statements. A valuation allowance is established to reduce deferred tax assets if it is more likely than not that the related tax benefits will not be realized.

Due to losses since inception and for all periods presented, no income tax benefit or expense has been recognized as a full valuation allowance has been established for any tax benefit that would have been recognized for the loss in any period presented.

The components of income tax expense (benefit) for the years ended December 31, 2023 and 2022 are as follows:

	2023	2022

Expected federal income tax benefit at statutory rate	$9,464,954	$7,184,840
Non-deductible expenses	1,183,767	(288,249)
Research and development credit	–	595,244
Return to provision true up	108,959	93,285
Change in valuation allowance	(10,757,680)	(7,585,120)
Income tax benefit	$–	$–

Significant components of the Company’s deferred tax assets and liabilities at December 31, 2023 and 2022 are as follows:

	2023	2022
Deferred tax assets
Net operating losses	$15,468,757	$9,106,430
Debt basis difference	5,121,397	–
Depreciation and amortization	1,701,768	1,502,868
Research & development credit	1,099,535	1,308,956
Lease liability	246,704	322,167
Stock-based compensation	3,235,732	3,103,037
Inventory	152,749	1,290,968
Accrued expenses	66,909	233,284
Capital loss carryover	176,950	261,922
Dealer rebates	459,713	161,469
Other	21,828	15,605
Total	27,752,042	17,306,705
Valuation allowance	(27,171,016)	(16,661,612)
Net deferred tax asset	581,026	645,093
Deferred tax liabilities
Prepaid expenses	(342,421)	(328,836)
Right-of-use assets	(238,605)	(316,257)
Total net deferred taxes Deferred tax liabilities	$–	$–

Management currently believes that since the Company has a history of losses it is more likely than not that the deferred tax regarding the loss carry forwards and other temporary differences will not be realized in the foreseeable future. The utilization of the Company’s net operating losses and credit carryovers may be subject to limitation due to the “change in ownership provisions” under Section 382 of the Internal Revenue Code. The Company’s cumulative net operating loss carry forward of $73.7 million as of December 31, 2023, may be limited in future years depending on future taxable income in any given fiscal year. The net operating losses can be carried forward indefinitely.

The Company has recorded no liability for income taxes associated with unrecognized tax benefits and has not recorded any liability associated with unrecognized tax benefits. Accordingly, the Company has not recorded any interest or penalty in regard to any unrecognized benefit.

NOTE 13 – LEASES

The components of lease cost for operating leases for the years ended December 31, 2023 and 2022 are as follows:

	2023	2022
Lease Cost
Operating lease cost	$468,997	$524,036
Short-term lease cost	215,289	263,277
Variable lease cost	–	–
Sublease income	–	–
Total lease cost	$684,286	$787,313

Supplemental cash flow information related to leases for the years ended December 31, 2023 and 2022 are as follows:

	2023	2022
Other Lease Information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$359,347	$354,340
Amortization of right-of-use assets	$369,774	$430,644

The following table summarizes the lease-related assets and liabilities recorded on the balance sheet at December 31, 2022 and 2021:

	2023	2022
Lease Position
Operating Leases
Operating lease right-of-use assets	$1,136,213	$1,505,987
Right-of-use liability operating lease - short- term	399,611	391,117
Right-of-use liability operating lease - long-term	775,170	1,143,011
Total operating lease liabilities	$1,174,781	$1,534,128

The Company utilizes the incremental borrowing rate in determining the present value of lease payments unless the implicit rate is readily determinable. The Company did not recognize any initial right-of-use asset and lease liabilities during the year ended December 31, 2022.

December 31, 2023
Lease Term and Discount Rate
Weighted-average remaining lease term (years)
Operating leases	2.7
Weighted-average discount rate
Operating leases	6.82%

The following table provides the maturities of lease liabilities at December 31, 2023:

Operating
Leases

2024	$471,638
2025	485,702
2026	340,591
Total future undiscounted lease payments	1,297,931
Less: Interest	(123,148)
Present value of lease liabilities	$1,174,783

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

The total loss on lease terminations for the years ended December 31, 2023 and 2022 was $85,756 and $378,176, respectively.

NOTE 14 - SUBSEQUENT EVENTS

Special Stockholder Meeting

On January 12, 2024, the Company held a special stockholder meeting and the following proposals were approved by stockholders:

A proposal to allow the board of directors of the Company to complete a reverse stock split between 1 for 2 shares outstanding, up to 1 for 45 shares outstanding.

A proposal to approve adjustments to certain terms of the Series A and Series B warrants (as more fully described in Note 9) issued in the November 2023 Offering as follows:

Series A Warrants

•	Approval of the share combination adjustment provision

•	Approval of the alternative cashless exercise provision

Series B Warrants

•	Approval of the anti-dilution adjustment provision

•	Approval of the voluntary adjustment provision

•	Approval of the share combination adjustment provision

Reverse Stock Split

On January 27, 2024, the board of directors approved a reverse 1 for 45 stock split effective at 4:01pm U.S. Eastern Standard Time. Any fractional shares as a result of the reverse stock split were rounded up to one full share of common stock. As discussed in Note 6, the conversion price of the May 2023 Notes and exercise price of the May 2023 Warrants were subject to adjustment to the lowest day’s VWAP in the five-day period following the reverse split, which was $1.8646 per share. As discussed below, some of the May 2023 Notes were converted subsequent to December 31, 2023 and the remainder were exchanged for Series A convertible Preferred Stock.

As discussed in Note 9, the November 2023 Warrants were subject to adjustment to the lowest day’s VWAP in the five days prior to and five days following the reverse split. The lowest VWAP during this period was $1.8646.

Employment Matters

On January 13, 2024, the Company’s Chief Executive Officer (“CEO”), Jordan Davis, resigned his employment with the Company effective February 2, 2024. The Company entered into a 30-day consulting agreement with Mr. Davis and paid him $12,500.

On January 27, 2024, the Company’s founder, Chief Technology Officer (“CTO”) and Chairman of the Board of Directors, Christian Okonsky, resigned as CTO effective February 1, 2024. Mr. Okonsky will remain as Chairman of the Board of Directors. He also entered into a consulting agreement as further discussed in Note 8, and to be paid a monthly fee of $5,000.

On January 30, 2024, John Kim, an independent board member of the Company signed an employment agreement with the Company to become the CEO effective February 3, 2024. Mr. Kim’s salary will be $800,000 and he will have an annual bonus of $250,000. Mr. Kim will also receive 5% of the gross proceeds or other consideration if the Company completes a sale of substantially all of its assets or otherwise enters into a change of control transaction. Mr. Kim is also entitled to an equity award equal to 10% of the Company’s fully diluted equity, subject to stockholder approval of an increase in the shares available under the 2021 Plan or a new equity plan.

On January 30, 2024, Greg Endo, the Company’s Chief Financial Officer, signed a new employment agreement with the Company. Mr. Endo’s salary will be increased to $300,000 and he will have an annual bonus of up to 50% of his salary as determined by the compensation committee of the board of directors. Mr. Endo has agreed to a reduction in the salary to $238,500 through the end of 2024. Mr. Endo will also receive 5% of the gross proceeds or other consideration if the Company completes a sale of substantially all of its assets or otherwise enters into a change of control transaction. Mr. Endo is also entitled to an equity award equal to 4% of the Company’s fully diluted equity, subject to stockholder approval of an increase in the shares available under the 2021 Plan or a new equity plan.

On February 23, 2024, Katherine Hale resigned her position as Chief Marketing Officer. Ms. Hale was provided a severance amount of $112,500 which will be paid out over three monthly installments beginning in March 2024.

Conversion and Exchange of May 2023 Notes for Preferred Stock

Subsequent to December 31, 2023 through March 1, 2024, holders of the May 2023 Notes converted principal of $7,414,025 to common stock at a conversion price of $1.8646. On March 4, 2024, the Company designated 25,000 shares of preferred stock as Series A Convertible Preferred Stock (“Preferred Stock”) with a par value of $0.00001 per share and exchanged the remaining May 2023 Notes (principal of $24,694,670) for Preferred Stock . For each $1,000 of May 2023 Note principal, one share of Preferred Stock was issued and any principal held by an investor below $1,000 was granted one additional share of Preferred Stock. A total of 24,698 shares were issued in connection with the exchange. The Preferred Stock is initially convertible into share of the Company’s common stock at $1.33 per share. Conversion of Preferred Stock to common stock of the Company by the holders of the Preferred Stock is limited based on ownership restrictions of either 4.99% or 9.99%. The conversion price is subject to adjustment for anti-dilution provisions with an initial floor of $0.98 per share, subject to adjustment to $0.50 per share if shareholder approval is received. The Company will include a proposal for shareholders to approve this adjustment in its 2024 annual meeting proposals. Such meeting is expected to be held on May 17, 2024.

As discussed further in Note 9, as a result of this exchange, the Series B Warrants exercise price was adjusted to the lowest VWAP in the five-day period following this exchange which resulted in the exercise price of $0.9059 and additional Series B warrants being issued.

Through March 27, 2024, certain Preferred Stockholders converted $2,287,600 of their shares for 1,720,000 shares of common stock. The total number of shares of common stock issuable for the conversion of the remaining Preferred Stock is 16,847,424 based on the $1.33 conversion price.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) are designed to ensure that information required to be disclosed by us in reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the appropriate time periods, and that such information is accumulated and communicated to the Chief Executive Officer, who is our principal executive officer, and Chief Financial Officer, who is our principal financial officer, as appropriate, to allow timely discussions regarding required disclosure. We, under the supervision of and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures were ineffective as of December 31, 2023.

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

Management has determined that internal controls over financial reporting are ineffective as the material weaknesses identified by our independent registered public accounting firm in our internal control over financial reporting in our 2020 audit have not been remediated as of December 31, 2023. These material weaknesses are as follows:

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

There were no changes to our internal control over financial reporting during the three months ended December 31, 2023, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION

During the three months ended December 31, 2023, no director or officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information as to Item 10 is incorporated by reference from the information in our definitive proxy statement for the 2024 Annual Meeting of Stockholders, which we will file pursuant to Regulation 14A with the SEC within 120 days after the close of the year ended December 31, 2023.

ITEM 11. EXECUTIVE COMPENSATION

Information as to Item 11 is incorporated by reference from the information in our definitive proxy statement for the 2024 Annual Meeting of Stockholders, which we will file pursuant to Regulation 14A with the SEC within 120 days after the close of the year ended December 31, 2023.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information as to Item 12 is incorporated by reference from the information in our definitive proxy statement for the 2024 Annual Meeting of Stockholders, which we will file pursuant to Regulation 14A with the SEC within 120 days after the close of the year ended December 31, 2023.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Information as to Item 13 is incorporated by reference from the information in our definitive proxy statement for the 2024 Annual Meeting of Stockholders, which we will file pursuant to Regulation 14A with the SEC within 120 days after the close of the year ended December 31, 2023.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information as to Item 14 is incorporated by reference from the information in our definitive proxy statement for the 2024 Annual Meeting of Stockholders, which we will file pursuant to Regulation 14A with the SEC within 120 days after the close of the year ended December 31, 2023.

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

ITEM 16. FORM 10-K SUMMARY

We have elected not to provide summary information.

INDEX TO EXHIBITS

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation of Volcon, Inc. (incorporated by reference to exhibit 3.1 of the Form 8-K filed October 8, 2021)
3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Volcon, Inc. (incorporated by reference to exhibit 3.1 of the Form 8-K filed June 15, 2023)
3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Volcon, Inc. (incorporated by reference to exhibit 3.1 of the Form 8-K filed October 16, 2023)
3.4	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Volcon, Inc. (incorporated by reference to exhibit 3.1 of the Form 8-K filed February 5, 2024)
3.5	Form of Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock of Volcon, Inc. (incorporated by reference to exhibit 3.1 of the Form 8-K filed March 4, 2024)
3.6	Form of Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock of Volcon, Inc. (incorporated by reference to exhibit 3.1 of the Form 8-K filed March 25, 2024)
3.7	Amended and Restated Bylaws of Volcon, Inc. (incorporated by reference to exhibit 3.2 of the Form S-1 file number 333-259468)
4.1	Form of common stock (incorporated by reference to exhibit 4.1 of the Form S-1 file number 333-259468)
4.2	Form of Warrant issued to Pink Possum, LLC and Highbridge Consulting, LLC (incorporated by reference to exhibit 4.2 of the Form S-1 file number 333-259468)
4.3	Form of Underwriter Warrant (incorporated by reference to exhibit 4.3 of the Form S-1 file number 333-262343)
4.4	Form of Underwriter Warrant issued in IPO (incorporated by reference to Exhibit 4.3 of the Form S-1 file number 333-259468)
4.5	Form of Senior Convertible Note (incorporated by reference to Exhibit 10.3 of the Form 8-K filed with the SEC on August 24, 2022)
4.6	Note Amendment to Senior Convertible Note, dated September 6, 2022 (incorporated by reference to Exhibit 4.6 of the Form S-1 file number 333-267404)
4.7	Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 10.4 of the Form 8-K filed with the SEC on August 24, 2022)
4.8	Placement Agent Warrant (incorporated by reference to Exhibit 10.6 of the Form 8-K filed with the SEC on August 24, 2022)
4.9	Form of Exchange Convertible Note issued in May 2023 (incorporated by reference to Exhibit 4.3 of the Form 8-K filed with the SEC on May 22, 2023)
4.10	Form of New Note issued in May 2023 (incorporated by reference to Exhibit 4.1 of the Form 8-K filed with the SEC on May 22, 2023)
4.11	Form of New Warrants issued in May 2023 (incorporated by reference to Exhibit 4.2 of the Form 8-K filed with the SEC on May 22, 2023)
4.12	Form of Exchange Warrants issued in May 2023 (incorporated by reference to Exhibit 4.4 of the Form 8-K filed with the SEC on May 22, 2023)
4.13	Form of Underwriter Warrant dated September 15, 2023, with Aegis Capital Corp. (incorporated by reference to Exhibit 4.1 of the Form 8-K filed with the SEC on September 18, 2023)
4.14	Form of New Warrants issued in September 2023 warrant inducement (incorporated by reference to Exhibit 4.1 of the Form 8-K filed with the SEC on October 2, 2023)
4.15	Form of Warrant issued to GLV Ventures (incorporated by reference to Exhibit 4.1 of the Form 8-K filed with the SEC on October 16, 2023)
4.16	Form of Pre-Funded Warrant issued in November 2023 (incorporated by reference to exhibit 4.1 of Form 8-K filed on November 20, 2023)
4.17	Form of Series A Warrant issued in November 2023 (incorporated by reference to exhibit 4.2 of Form 8-K filed on November 20, 2023)
4.18	Form of Series B Warrant issued in November 2023 (incorporated by reference to exhibit 4.3 of Form 8-K filed on November 20, 2023)
4.19	Form of Amended and Restated Convertible Note issued in November 2023 (incorporated by reference to exhibit 4.4 of Form 8-K filed on November 20, 2023)
4.20	Form of Amended and Restated Warrant issued in November 2023 (incorporated by reference to exhibit 4.5 of Form 8-K filed on November 20, 2023)
4.21*	Description of Registrant’s Securities
10.1	2021 Stock Plan of Volcon, Inc., as amended (incorporated by reference to exhibit 10.1 of the Form S-1 file number 333-259468)

10.2	Consulting Agreement, as amended, between Volcon, Inc. and Pink Possum, LLC (incorporated by reference to exhibit 10.2 of the Form S-1 file number 333-259468)
10.3	Consulting Agreement, as amended, between Volcon, Inc. and Highbridge Consulting, LLC (incorporated by reference to exhibit 10.3 of the Form S-1 file number 333-259468)
10.4	Lease Agreement dated November 20, 2020, as amended between Volcon, Inc. and Alexander EV Park, LLC (incorporated by reference to exhibit 10.4 of the Form S-1 file number 333-259468)
10.5†	Employment Agreement between Volcon, Inc. and Greg Endo dated January 30, 2024 (incorporated by reference to exhibit 10.2 of the Form 8-K filed February 5, 2024)
10.6	Sublease Agreement dated June 1, 2021 between Volcon, Inc. and Sustainability Initiatives, LLC (incorporated by reference to exhibit 10.6 of the Form S-1 file number 333-259468)
10.7†	Employment Agreement between Volcon, Inc. and Jordan Davis dated August 5, 2021 (incorporated by reference to exhibit 10.8 of the Form S-1 file number 333-259468)
10.8	Securities Purchase Agreement by and among the Company and the Buyers of Convertible Notes, dated August 22, 2022 (incorporated by reference to Exhibit 10.1 of the Form 8-K filed with the SEC on August 24, 2022)
10.9	Registration Rights Agreement by and among the Company and the Buyers of Convertible Notes, dated August 22, 2022 (incorporated by reference to Exhibit 10.2 of the Form 8-K filed with the SEC on August 24, 2022)
10.10	Placement Agent Agreement for Convertible Notes (incorporated by reference to exhibit 10.5 of the Form 8-K filed August 24, 2022)
10.11†	Amendment to the Volcon, Inc. 2021 Stock Plan (as amended and restated) (incorporated by reference to exhibit 10.1 of the Form 8-K filed July 27, 2022)
10.12	Supply Agreement with General Motors LLC executed as of August 9, 2022 and effective as of August 3, 2022 (incorporated by reference to exhibit 10.2 of the Form 10-Q filed August 15, 2022)
10.13	Supplier Agreement with GLV Ventures effective August 11, 2022 (incorporated by reference to exhibit 10.3 of the Form 10-Q filed August 15, 2022)
10.14†	Employment Agreement between Volcon, Inc. and Stephanie Davis, dated January 3, 2022 (incorporated by reference to exhibit 10.2 of the Form 10-Q filed May 12, 2022)
10.15	Underwriting Agreement by and among Volcon, Inc. and Aegis Capital Corp., dated January 28, 2022 (incorporated by reference to exhibit 1.1 of Form 8-K filed on April 28, 2022)
10.16	Securities Purchase Agreement by and among the Company and the Buyers, dated May 19, 2023 (incorporated by reference to Exhibit 10.1 of the Form 8-K filed with the SEC on May 25, 2023)
10.17	Registration Rights Agreement by and among the Company and the Buyers, dated May 19, 2023 (incorporated by reference to Exhibit 10.2 of the Form 8-K filed with the SEC on May 22, 2023)
10.18	Placement Agent Agreement by and among the Company and Aegis Capital Corp. (incorporated by reference to Exhibit 10.3 of the Form 8-K filed with the SEC on May 22, 2023)
10.19	Underwriting Agreement by and among Volcon, Inc. and Aegis Capital Corp., dated May 22, 2022 (incorporated by reference to exhibit 1.1 of Form 8-K filed on May 25, 2023)
10.20†	Amendment No. 2 to the Volcon, Inc. 2021 Stock Plan (as amended and restated) (incorporated by reference to exhibit 10.1 of the Form 8-K filed July 14, 2023)
10.21	Form of Indemnification Agreement with the Company’s directors and executive officers (incorporated by reference to Exhibit 10.1 of the Form 8-K filed with the SEC on September 12, 2023)
10.22	Waiver and Modification Agreement dated September 14, 2023 (incorporated by reference to Exhibit 10.1 of the Form 8-K filed with the SEC on September 15, 2023)
10.23	Note Amendment dated September 14, 2023 (incorporated by reference to Exhibit 10.2 of the Form 8-K filed with the SEC on September 15, 2023)
10.24	Underwriting Agreement by and among Volcon, Inc. and Aegis Capital Corp., dated September 15, 2023 (incorporated by reference to exhibit 1.1 of Form 8-K filed on November 20, 2023)

10.25	Security Agreement between the Company, the Volcon Subsidiaries and Empery Tax Efficient, LP, in its capacity as collateral agent, dated September 22, 2023 (incorporated by reference to Exhibit 10.2 of the Form 8-K filed with the SEC on September 27, 2023)
10.26	Guaranty Agreement between the Company, the Volcon Subsidiaries and Empery Tax Efficient, LP, in its capacity as collateral agent, dated September 22, 2023 (incorporated by reference to Exhibit 10.3 of the Form 8-K filed with the SEC on September 27, 2023)
10.27	Form of Warrant Inducement Agreement dated September 29, 2023 (incorporated by reference to Exhibit 10.2 of the Form 8-K filed with the SEC on October 2, 2023)
10.28+	Cooperative Research and Development Agreement with the United States Army Engineer Research and Development Center Construction Engineering Research Laboratory dated October 4, 2023 (incorporated by reference to Exhibit 10.1 of the Form 8-K filed with the SEC on October 10, 2023)
10.30	First Amendment dated October 11, 2023 to Volcon Stag Supplier Agreement (incorporated by reference to Exhibit 10.1 of the Form 8-K filed with the SEC on October 16, 2023)
10.31	Form of Warrant Inducement Agreement October 13, 2023 (incorporated by reference to Exhibit 10.2 of the Form 8-K filed with the SEC on October 16, 2023)
10.32	Form of Warrant Inducement Agreement October 30, 2023 (incorporated by reference to Exhibit 10.2 of the Form 8-K filed with the SEC on October 30, 2023)
10.33	Underwriting Agreement by and among Volcon, Inc. and Aegis Capital Corp., dated November 16, 2023 (incorporated by reference to exhibit 1.1 of Form 8-K filed on November 20, 2023)
10.34	Form of Note and Warrant Amendment Agreement (incorporated by reference to exhibit 10.1 of Form 8-K filed on November 20, 2023)
10.35†	Employment Agreement between Volcon, Inc. and John Kim dated January 30, 2024 (incorporated by reference to exhibit 10.2 of the Form 8-K filed February 5, 2024)
10.36†	Consulting Agreement between Volcon, Inc. and Jordan Davis dated February 1, 2024 (incorporated by reference to exhibit 10.3 of the Form 8-K filed February 5, 2024)
10.37	Form of Note Exchange Agreement dated March 3, 2024 (incorporated by reference to exhibit 10.1 of Form 8-K filed on March 4, 2024)
21.1	List of subsidiaries (incorporated by reference to exhibit 21.1 of the Form S-1 file number 333-259468)
23.1*	Consent of MaloneBailey LLP
31.1*	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.
31.2*	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.
32.1*(1)	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*(1)	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97*	Dodd-Frank Restatement Recoupment Policy

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted in IXBRL, and included in exhibit 101).

*	Filed herewith.
+	Pursuant to Item 601(b)(10)(iv) of Regulation S-K promulgated by the SEC, certain portions of this exhibit have been redacted. The Company hereby agrees to furnish supplementally to the SEC, upon its request, an unredacted copy of this exhibit.
†	Indicates management contract or compensatory plan, contract or arrangement.

(1)	The certifications on Exhibit 32 hereto are deemed not “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that Section. Such certifications will not be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VOLCON, INC.

SIGNATURE	TITLE	DATE

/s/ John Kim	Chief Executive Officer and Director	March 28, 2024
John Kim	(principal executive officer)

/s/ Greg Endo	Chief Financial Officer	March 28, 2024
Greg Endo	(principal financial and accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on March 28, 2024.

Signature	Title

/s/ John Kim	Chief Executive Officer
John Kim	(Principal Executive Officer)
Director

/s/ Greg Endo	Chief Financial Officer
Greg Endo	(Principal Financial Officer and
Principal Accounting Officer)

/s/ Christian Okonsky	Chairman of the Board, Director
Christian Okonsky

/s/ Jonathan P. Foster	Director
Jonathan P. Foster

/s/ Karin-Joyce Tjon	Director
Karin Joyce Tjon

