Form 10-Q
period 2024-03-31
Volcon, Inc.
filed 2024-05-07
CIK 1829794

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

The registrant had 25,098,955 shares of common stock outstanding at May 6, 2024.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

VOLCON, INC.

CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2024 AND DECEMBER 31, 2023

(Unaudited)

	March 31, 2024	December 31, 2023

ASSETS
Current assets:
Cash	$3,571,048	$7,983,346
Restricted cash	105,000	210,000
Accounts receivable, net of allowance for doubtful accounts of $84,408 and $70,359 at March 31, 2024 and December 31, 2023, respectively	284,951	203,303
Inventory	8,944,314	8,973,134
Inventory deposits	754,157	258,316
Prepaid expenses and other current assets	1,406,940	1,904,197
Total current assets	15,066,410	19,532,296
Long-term assets:
Property and equipment, net	1,074,859	1,258,607
Other long-term assets	199,281	199,281
Right-of-use assets - operating leases	1,039,625	1,136,213

Total assets	$17,380,175	$22,126,397

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$324,702	$831,184
Accrued liabilities	3,413,311	3,128,906
Current portion of notes payable	6,594	15,278
Convertible notes, net of issuance costs	–	30,149,579
Warrant liabilities	8,587,923	5,971,067
Right-of- use operating lease liabilities, short-term	410,221	399,611
Customer deposits	147,568	417,485
Total current liabilities	12,890,319	40,913,110
Notes payable, net of current portion	33,995	69,138
Right-of-use operating lease liabilities, long-term	668,669	775,170
Total liabilities	13,592,983	41,757,418

COMMITMENTS AND CONTINGENCIES

Stockholders’ equity (deficit):
Preferred stock: $0.00001 par value, 5,000,000 shares authorized, 25,000 shares designated, 22,410 shares issued and outstanding as of March 31, 2024 and no shares issued or outstanding as of December 31, 2023	–	–
Common stock: $0.00001 par value, 250,000,000 shares authorized, 18,748,955 shares issued and outstanding as of March 31, 2024 and 1,030,070 shares issued and outstanding as of December 31, 2023	187	10
Additional paid-in capital	150,641,187	101,175,107
Accumulated deficit	(146,854,182)	(120,806,138)
Total stockholders’ equity (deficit)	3,787,192	(19,631,021)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$17,380,175	$22,126,397

The accompanying notes are an integral part of these unaudited consolidated financial statements.

VOLCON, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND 2023
(Unaudited)

	2024	2023

Revenue	$1,033,548	$1,170,458
Cost of goods sold	(1,621,580)	(1,229,981)
Gross margin	(588,032)	(59,523)

Operating expenses:
Sales and marketing	760,564	1,789,370
Product development	814,945	1,786,351
General and administrative expenses	2,080,794	1,890,091
Total operating expenses	3,656,303	5,465,812

Loss from operations	(4,244,335)	(5,525,335)

Other income	12,854	5,885
Interest expense	(329,968)	(1,780,019)
Loss from conversion and exchange of convertible notes	(1,647,608)	–
Loss from derivative warrant liabilities	(19,838,987)	–
Total other expense	(21,803,709)	(1,774,134)

Loss before provision for income taxes	(26,048,044)	(7,299,469)
Provision for income taxes	–	–

Net loss	$(26,048,044)	$(7,299,469)

Net loss per common share – basic	$(3.27)	$(66.94)
Net loss per common share – diluted	$(3.27)	$(66.94)

Weighted average common shares outstanding – basic	7,968,457	109,046
Weighted average common shares outstanding – diluted	7,968,457	109,046

The accompanying notes are an integral part of these unaudited consolidated financial statements.

VOLCON, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE THREE MONTHS ENDED MARCH 31, 2024
(Unaudited)

	Series A Convertible Preferred Stock		Common stock		Additional
	Number of Shares	Amount	Number Shares	Amount	paid -in capital	Accumulated deficit	Total

Balance at January 1, 2024	–	$–	1,030,070	$10	$101,175,107	$(120,806,138)	$(19,631,021)

Issuance of common stock for exercise of pre-funded warrants	–	–	73,826	1	–	–	1

Issuance of common stock for exercise of Series A warrants	–	–	11,870,552	119	17,352,534	–	17,352,653

Proceeds received for exercise of buydown warrants	–	–	7,778	–	3,500	–	3,500

Common stock issued for conversion of convertible notes	–	–	3,976,202	40	7,395,867	–	7,395,907

Conversion of Convertible Notes	24,698	–	–	–	24,716,118	–	24,716,118

Conversion of preferred stock for common stock	(2,288)	–	1,720,000	17	(17)	–	–

Issuance of common stock for exercise of Series B Warrants	–	–	70,000	–	–	–	–

Stock-based compensation					(1,922)		(1,922)

Shares Issued Due to Rounding	–	–	527	–	–	–	–

Net loss	–	–	–	–	–	(26,048,044)	(26,048,044)

Balance at March 31, 2024	22,410	$–	18,748,955	$187	$150,641,187	$(146,854,182)	$3,787,192

The accompanying notes are an integral part of these unaudited consolidated financial statements.

VOLCON, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE THREE MONTHS ENDED MARCH 31, 2023

(Unaudited)

	Common stock		Additional
	Number		paid-in	Accumulated
	of Shares	Amount	capital	deficit	Total

Balance at January 1, 2023	108,562	$1	$76,369,939	$(75,734,927)	$635,013

Issuance of common stock for exercise of stock options and restricted shares	224	–	25,000	–	25,000

Stock-based compensation	618	–	1,057,435	–	1,057,435

Net loss	–	–	–	(7,299,469)	(7,299,469)

Balance at March 31, 2023	109,404	$1	$77,452,374	$(83,034,396)	$(5,582,021)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

VOLCON, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND 2023
(Unaudited)

	March 31, 2024	March 31, 2023

Cash flow from operating activities:
Net loss	$(26,048,044)	$(7,299,469)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	(1,922)	1,057,435
Loss on conversion of convertible notes for common stock	333,544	–
Loss on exchange of convertible notes for preferred stock	1,314,064	–
Loss on write down of inventory and inventory deposits	–	14,843
Gain on sale of property and equipment	–	(5,578)
Loss on disposal of fixed assets	152,255	–
Non-cash interest expense	314,838	1,776,636
Amortization of right-of-use assets	96,588	90,057
Depreciation and amortization	97,720	51,841
Bad debt expense	14,048	–
Loss on change in fair value of warrant liabilities	20,004,342	–
Gain on exercise of Series B Warrants	(165,355)	–
Changes in operating assets and liabilities:
Accounts receivable	(95,696)	154,686
Inventory	28,820	(489,708)
Inventory deposits	(495,841)	(778,656)
Prepaid assets and other current assets	497,257	21,625
Accounts payable	(506,482)	(479,216)
Accrued liabilities	284,405	(484,789)
Right-of-use liabilities - operating leases	(95,891)	(86,031)
Customer deposits	(269,917)	(20,327)
Net cash used in operating activities	(4,541,267)	(6,476,651)

Cash flow from investing activities:
Purchase of property and equipment	(131,718)	(333,619)
Proceeds from insurance settlement	58,058	–
Proceeds from sale of property and equipment	7,430	89,000
Net cash used in investing activities	(66,230)	(244,619)

Cash flow from financing activities:
Repayment of notes payable	(43,823)	(69,438)
Proceeds received from exercise of buy down warrants	3,500	–
Proceeds from exercise of Series B Warrants	130,522	–
Proceeds from exercise of stock options	–	25,000
Net cash provided by (used in) financing activities	90,199	(44,438)

NET CHANGE IN CASH AND RESTRICTED CASH	(4,517,298)	(6,765,708)
CASH AND RESTRICTED CASH AT BEGINNING OF PERIOD	8,193,346	11,537,842
CASH AND RESTRICTED CASH AT END OF PERIOD	$3,676,048	$4,772,134

Supplemental disclosure of cash flow information:
Cash paid for interest	$13,408	$2,294
Cash paid for income taxes	$–	$–

Non-cash transactions:
Acquisition of property and equipment with notes payable	$–	$96,024
Conversion of convertible notes for common stock	$7,414,025	$–
Exchange of convertible notes for convertible preferred stock	$24,716,118	$–
Reclassification of warrant liabilities to equity for cashless exercise of Series A Warrants	$17,352,653	$–

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

In February and March 2024, certain holders of the May 2023 Convertible Notes issued in May 2023 converted approximately $7.4 million of principal to common stock. In March 2024, the holders exchanged the remaining May 2023 Convertible Notes of $24.7 million for Series A Convertible Preferred Stock (“Preferred Stock”) with a $1,000 per share value and an initial conversation price of $1.33 per share for common stock (see Note 9). All covenants from the Convertible Notes were terminated upon this exchange.

Management anticipates that our cash on hand as of March 31, 2024 plus cash expected to be generated from operations will not be sufficient to fund planned operations beyond one year from the date of the issuance of the financial statements as of and for the three months ended March 31, 2024. There can be no assurance that additional funding, if needed, would be available to the Company on acceptable terms, or at all. These factors raise substantial doubt regarding our ability to continue as a going concern. The consolidated financial statements do not include any adjustments that may result should the Company be unable to continue as a going concern.

Nasdaq Compliance

On July 5, 2023, the Company received a notice from Nasdaq that it was not in compliance with Nasdaq’s Listing Rule 5550(b)(2), which requires that it maintain a market value of listed securities (“MVLS”) of $35 million. MVLS is calculated by multiplying the Company’s shares outstanding by the closing price of its common stock. On December 19, 2023, the Company received a notice from Nasdaq that it was not in compliance with Nasdaq’s Listing Rule 5550(a)(2), as the minimum bid price of its common stock had been below $1.00 per share for 30 consecutive business days.

On December 26, 2023, the Company was notified by Nasdaq that it is not in compliance with Nasdaq’s Listing Rule 5810(c)(3)(A)(iii) as the closing bid price of our common stock had been below $0.10 for ten consecutive trading days from December 11, 2023 through December 22, 2023 and was subject to delisting on January 2, 2024. On January 4, 2024, the Company received notice from Nasdaq that we did not meet the MVLS requirement and we were subject to delisting. The Company submitted a hearing request to Nasdaq’s Hearings Department for both of these matters, which stayed the suspension of the Company’s common stock. The Company participated in a hearing with Nasdaq’s Hearings Department on March 26, 2024 and on April 2, 2024, they informed the Company that the Company has until June 24, 2024 to regain compliance with the above listing rules.

Employment Matters

On January 13, 2024, the Company’s Chief Executive Officer (“CEO”), Jordan Davis, resigned his employment with the Company effective February 2, 2024. The Company entered into a 30-day consulting agreement with Mr. Davis and paid him $12,500.

On January 30, 2024, John Kim, an independent board member of the Company signed an employment agreement with the Company to become the CEO effective February 3, 2024. Mr. Kim’s salary is $800,000 and he has an annual bonus of $250,000. Mr. Kim will also receive 5% of the gross proceeds or other consideration if the Company completes a sale of substantially all of its assets or otherwise enters into a change of control transaction. Mr. Kim is also entitled to an equity award equal to 10% of the Company’s fully diluted equity, subject to stockholder approval of an increase in the shares available under the 2021 Plan or a new equity plan.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Unaudited Financial Information

The accompanying interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2023, which was filed with the Securities and Exchange Commission (“SEC”) on March 28, 2024. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with U.S. GAAP have been omitted from this report on Form 10-Q pursuant to the rules and regulations of the SEC.

Results for the interim periods in this report are not necessarily indicative of future financial results and have not been audited by our independent registered public accounting firm. In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments necessary to present fairly our interim consolidated financial statements as of March 31, 2024, and for the three months ended March 31, 2024 and 2023. These adjustments are of a normal recurring nature and consistent with the adjustments recorded to prepare the annual audited consolidated financial statements as of December 31, 2023.

Basis of Presentation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All intercompany accounts, transactions and balances have been eliminated in consolidation.

As discussed in Note 9, the Company completed a reverse 1 for 45 stock split on February 2, 2024, all share and per share amounts have been adjusted to reflect the impact of these reverse stock splits.

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

Cash, Cash Equivalents and Restricted Cash

Cash and cash equivalents include short-term investments with original maturities of 90 days or less at the date of purchase. The recorded value of our cash and cash equivalents approximates their fair value. There were no cash equivalents as of March 31, 2024 or December 31, 2023. Restricted cash includes cash restricted as collateral for the Company’s corporate credit cards and a letter of credit with the Company’s bank.

Revenue Recognition

For sales to dealers or distributors, revenue is recognized when transfer of control of the product is made as there is no acceptance period or right of return. Revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring control of vehicles, parts, and accessories. Beginning in February 2023 the Company began selling the Brat E-Bike and Volcon Youth motorcycles directly to consumers in addition to dealers. Revenue for direct to consumer sales is recognized when transfer of control of the product is made to the consumer.

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

Debt

The fair value of the Company’s debt approximated the carrying value of the Company’s debt as of March 31, 2024 and December 31, 2023. Factors that the Company considered when estimating the fair value of its debt included market conditions, and term of the debt. The level of the debt would be considered as Level 2.

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

Initial Measurement

The Company records its financial instruments classified as a liability, temporary equity or permanent equity at issuance at fair value, or cash received.

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

On January 8, 2024, the Company notified the manufacturer of the Volcon Youth motorcycles that it was terminating the co-branding and distribution agreement with them due to lower than anticipated sales of these units. In March 2024, the Company agreed to allow the manufacturer to keep all fully paid for units manufactured and held by the manufacturer and pay cash of $2,070,000 which includes a payment of $370,000 in March 2024 and $100,000 monthly for seventeen months starting April 2024. The settlement was recorded in the financial statements for the year ended December 31, 2023. The balance of the liability as of March 31, 2024 is $1,600,000. As discussed below, the Company has written down this inventory to its estimated net realizable value.

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

NOTE 3 – INVENTORY

Inventory consists of the following:

	March 31, 2024	December 31, 2023
Raw materials	$7,115,006	$6,770,892
Finished goods	1,829,308	2,202,242
Total inventory	$8,944,314	$8,973,134

The Company has purchase commitments for future payments due for inventory of $2,125,572.

NOTE 4 – LONG – LIVED ASSETS

Property and Equipment

Property and equipment consist of the following:

	March 31, 2024	December 31, 2023
Machinery, tooling and equipment	$820,907	$1,015,568
Vehicles	167,666	213,528
Internal use manufactured vehicles	109,641	22,906
Fixtures & furniture	90,768	90,768
Leasehold improvements	44,663	44,663
Computers	221,571	221,571
	1,455,216	1,609,004
Less: Accumulated depreciation	(380,357)	(350,397)
Total property and equipment	$1,074,859	$1,258,607

Depreciation expense for the three months ended March 31, 2024 and 2023 was $97,720 and $50,388, respectively.

NOTE 5 – NOTES PAYABLE

In March 2023, the Company entered into two financing arrangements to purchase two vehicles. The total principal of these arrangements is $96,024 with interest rates of 11.44% and 8.63% and monthly payments totaling $1,923 are due through February 2028 and $908 per month until February 2029. The vehicles are collateral for these arrangements. In February 2024, one of the vehicles was involved in an accident and was totaled. The note payable associated with this vehicle was paid off with the proceeds received from the insurance carrier.

The following table provides the maturities of the remaining note payable as of March 31, 2024:

Remainder of 2024	$8,174
2025	10,898
2026	10,898
2027	10,898
2028	10,898
2029	1,816
Total future payments	53,582
Less: Interest	(12,993)
Total note payable	40,589
Less current portion	(6,594)
Long-term note payable	$33,995

NOTE 6 - CONVERTIBLE NOTES

On August 24, 2022, the Company issued Senior Convertible Notes with an aggregate principal amount of $27,173,913 due February 24, 2024. The holders of the Convertible Notes also received fully vested warrants (the “Note Warrants”) to purchase 40,260 shares of the Company’s common stock at an initial exercise price of $641.25 per share. The conversion and warrant exercise prices were subject to adjustment if the Company declared a stock dividend, stock split or recapitalization. The Company incurred debt issuance costs of $3,316,409 upon issuance of the Convertible Notes, which includes $616,730 for the fair value of the warrants issued to the placement agent of the Convertible Notes as further described in Note 9. These debt issuance costs were amortized as additional interest expense through May 24, 2023 when the Convertible Notes were exchanged as discussed below.

Company allocated the net proceeds received from the issuance of the Convertible Notes and Note Warrants based on the relative fair values of each resulting in net proceeds of $15,122,345 being allocated to the Convertible Notes and net proceeds of $6,561,247 being allocated to the Note Warrants which was recorded in equity. The Company recorded non-cash interest expense through May 24, 2023 to accrete the allocated value of the Convertible Notes using the effective interest method and an interest rate of 39.6%. Interest expense, including amortization of issuance costs, recorded for the Convertible Notes for the three months ended March 31, 2023 was $1,776,636.

On May 24, 2023, the Company issued additional Senior Convertible Notes (“New Notes”) with an aggregate principal amount of $4,934,783 due February 24, 2024 to the same investors of the Convertible Notes. The New Notes had an initial conversion price of $571.50 per share of common stock, which was adjusted to $168.75 upon stockholder approval received on August 3, 2023. The conversion price was also subject to further adjustment if the Company completed an equity or convertible note offering with a price below $168.75, or completed a stock split, reverse stock split or recapitalization where the lowest day’s volume weighted average price (“VWAP”) of the Company’s stock price is below $168.75 in the five days following the stock split, with a floor price of $0.22 (subject to stockholder approval, which was obtained on August 3, 2023). The conversion price was also subject to further adjustment if the Company completed an equity or convertible note offering with a price below $168.75. The New Notes were issued with an original issue discount of 8.8% and did not bear interest unless an event of default has occurred, upon which interest accrued at 10% per annum.

The holders of the New Notes also received fully vested warrants (the “New Warrants”) to purchase 24,155 shares of the Company’s common stock at an initial exercise price of $245.25 per share. The New Warrants expire August 24, 2027.

The Company incurred debt issuance costs of $586,968 upon issuance of the New Notes and New Warrants. The Company amortized these issuance costs as additional interest expense over the remaining term of the New Notes.

Concurrent with the issuance of the New Notes, the Company exchanged the Convertible Notes into two new notes, Series A Notes and Series B Notes both due February 24, 2024 (collectively the “Exchange Notes” and collectively with the New Notes the “May 2023 Notes”). The aggregate principal amount of Series A Notes was $3,690,422 and these were convertible into the Company’s common stock at an initial conversion price of $168.75 per share. The aggregate principal amount of the Series B Notes was $23,483,491 and were convertible into the Company’s common stock at an initial conversion price of $245.25 which was adjusted to $168.75 upon stockholder approval received on August 3, 2023.

In September 2023, the holders of the May 2023 Notes agreed to modify the due date of these notes to January 31, 2025. The Company also executed a security interest to the holders for substantially all of the assets of the Company.

Events of default for the May 2023 Notes were defined in the note agreements and the Company was in compliance with all covenants until the May 2023 Notes were exchanged for Series A Convertible Preferred Stock (“Preferred Stock”) on March 4, 2024 as discussed below.

The fair value of the May 2023 Notes was estimated based on the future cash flows discounted at an interest rate of 14.9%. The May 2023 Notes were recorded at their initial fair values as follows:

	Fair Value	Principal Amount
New Notes	$4,410,058	$4,934,783
Series A Exchange Notes	3,298,012	3,690,422
Series B Exchange Notes	20,986,449	23,483,891
Total May 2023 Notes	$28,694,519	$32,109,096

The Company estimated the fair value of the conversion features of the New Notes, Exchange Notes, New Warrants and Exchange Warrants as of May 24, 2023, as discussed in Note 7 below.

The Company recognized interest expense of $314,838 in the three months ended March 31, 2024 for the amortization of debt issuance costs and the accretion of the discount on the May 2023 Notes.

The Company also exchanged the 40,258 Note Warrants with an exercise price of $641.25 per share issued with the Convertible Notes in August 2022 for 75,814 warrants which had an initial exercise price of $245.25 per share (the “Exchange Warrants”) and was adjusted to $168.75 per share upon stockholder approval received on August 3, 2023. The Exchange Warrants expire August 24, 2027.

The conversion prices of the Exchange Notes, and the exercise prices of the New Warrants and Exchange Warrants (collectively the “May 2023 Warrants”) were subject to further adjustment in the event that the Company issues additional common stock, stock options, warrants or convertible notes with prices below the exercise price in effect at the time of issuance, or completes a stock split, reverse stock split or recapitalization where the lowest day’s VWAP of the Company’s stock price is below the then exercise price in the five days following the stock split with a floor of $0.22 per share.

The Company evaluated the issuance of the New Notes and Exchange Notes and related warrants and determined that the Convertible Notes were extinguished based on the conclusion that the terms of the New Notes and Exchange Notes are substantially different from the Convertible Notes in accordance with ASC 470, Debt. In addition, the Company recognized a loss on the extinguishment of the Convertible Notes based on the carrying value of the Convertible Notes at the transaction date, plus gross proceeds received from the issuance of New Notes and New Warrants, less the fair value of the i) New Notes and conversion option, ii) New Warrants, iii) Exchange Notes and conversion options, and iv) Exchange Warrants. The resulting loss on extinguishment of the Convertible Notes was $22,296,988 (including unamortized issuance costs of $1,330,296) which was recorded in the three and six-month periods ended June 30, 2023.

The May 2023 Notes contained certain conversion limitations, providing that no conversion may be made if, after giving effect to the conversion, the holder, together with any of its affiliates, would own in excess of 9.99% of the Company’s outstanding shares of common stock after giving effect to such conversion. The Company had the option to force conversion of the Series A and Series B Notes but the weighted average price of the Company’s common stock did not equal or exceed the amounts specified in the May 2023 Note agreements while these notes were outstanding.

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

The May 2023 Warrants and Reload Warrants contained certain conversion limitations, providing that a holder thereof may not exercise such warrants to the extent that, if after giving effect to such conversion, the holder or any of its affiliates would beneficially own in excess of 4.99% of the outstanding shares of the Company’s common stock immediately after giving effect to such exercise. The May 2023 Warrants and Reload Warrants provide the holders the right to exercise these warrants on a non-cash basis if the Company does not have an effective registration statement for the underlying shares of common stock.

Holders of the May 2023 Notes, the May 2023 Warrants and Reload Warrants do not have voting rights to the extent they have not converted their notes or exercised their warrants.

In September 2023, the Company completed a public offering and sold 6,223 shares of common stock at $112.50 per share. The holders of the May 2023 Notes waived their right to reduce the conversion price to the equity issuance price and agreed to reduce the conversion price to $123.75 per share. The exercise price of the May 2023 Warrants was reduced to $112.50 per share as a result of the public offering.

On October 13, 2023, the Company completed a 1 for 5 reverse stock split and the lowest day’s VWAP in the five days following the reverse split was $61.605 per share and the conversion price of the May 2023 Notes, and the exercise price of the May 2023 Warrants were reduced to $61.605 per share effective October 20, 2023. On February 2, 2024, the Company completed a reverse 1 for 45 stock split. As a result, the conversion price of the May 2023 Notes and exercise price of the May 2023 Warrants were subject to adjustment to the lowest day’s VWAP in the five-day period following the reverse split, which was $1.8646 per share effective February 12, 2024.

During the 3 months ended March 31, 2024, $7,414,025 of principal of the May 2023 Notes were converted into 3,976,202 shares of common stock. The Company recognized a loss of $333,544 on the conversion including the write off of $55,490 of unamortized debt issuance costs. The remaining principal of the May 2023 Notes of $24,716,118 was exchanged for 24,698 shares of Series A convertible Preferred Stock with a stated value of $1,000 and a conversion price of $1.33. The Company recognized a loss on the exchange of the Convertible Notes for Preferred Stock of $1,314,064, which includes unamortized issuance costs of $182,009, in the three months ended March 31, 2024.

As a result of the exchange for Preferred Stock, the May 2023 Notes are no longer outstanding, there are no remaining covenants related to the May 2023 Notes that the Company must comply with and the security interest on the assets of the Company has been released by the noteholders. The May 2023 Warrants’ exercise price was reduced to $1.33 as a result of this exchange.

NOTE 7 - DERIVATIVE FINANCIAL INSTRUMENTS AND WARRANT LIABILITIES

May 2023 Notes and May 2023 Warrants

As discussed in Note 6, the Company recognized a loss on the extinguishment of the Convertible Notes based on the fair values of the May 2023 Notes including the conversion feature, and the May 2023 Warrants. The Company determined that there was a derivative liability associated with the conversion features in the May 2023 Notes due to the conversion price being subject to stockholder approval in the conversion feature. Therefore, the Company separated the conversion features from the May 2023 Notes and recorded them at fair value and continued to adjust them to fair value until stockholder approval was received on August 3, 2023 as the conversion price is then only adjusted based on anti-dilutive provisions. The Company has also determined that the May 2023 Warrants are derivative liabilities due to the potential adjustment in the exercise prices being subject to stockholder approval. Once stockholder approval was received on August 3, 2023, the exercise price of the warrants only adjusts based on anti-dilutive provisions and they are no longer derivative liabilities.

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

Based on the above factors, the estimated fair value of the Company’s financial derivative liabilities carried at fair value at May 24, 2023 and August 3, 2023 were as follows:

	May 24, 2023	August 3, 2023
Conversion Feature - New Notes	$663,096	$557,168
Conversion Feature - Series A Exchange Notes	970,805	416,672
Conversion Feature - Series B Exchange Notes	4,324,792	2,651,436
New Warrants	3,123,682	2,445,244
Exchange Warrants	9,287,474	7,191,535
Total	$18,369,849	$13,262,055

On August 3, 2023, stockholders approved the adjustment of the conversion price of the New Notes and Exchange Notes and the exercise price of the New Warrants and Exchange Warrants. The conversion and exercise prices can adjust to a floor of $0.22 per share based on certain events defined in the agreements related to these instruments. The Company concluded that as of August 3, 2023, the conversion feature of the May 2023 Notes and the May 2023 Warrants are no longer derivative liabilities and reclassified them to equity. The Company recognized a gain of $5,107,794 for the change in the fair values of the conversion features of the May 2023 Notes for the year ended December 31, 2023.

Series A and Series B Warrants

As discussed in Note 9 below, the Company issued Series A and Series B Warrants (the “November 2023 Warrants”) in connection with the sale of common units and pre-funded warrant units. Under the terms of the November 2023 Warrants, the number and exercise price are subject to adjustment if the Company completes certain transactions specified in these warrant agreements. Such adjustments are subject to stockholder approval (which was received on January 12, 2024) and are further described in Note 9.

The Company has determined that these warrants should be classified as liabilities and has used a Monte Carlo simulation to estimate the fair value. The following assumptions were used in the valuations:

	December 31, 2023	March 31, 2024

Company stock price on valuation date	$4.46	$0.68
Volatility	141.4%	146.1%
Risk free interest rate	3.78%	4.14%
Dividend yield	0.00%	0.00%
Warrant term (years)	4.9	4.63
Time to future transaction (years)	0.63	0.25
Future transaction probability	75%	100%

In addition to the above factors, the Company also used a probability assessment for the initial and December 31, 2023 valuation to evaluate whether stockholder approval would be received on January 12, 2024 to lower the conversion and exercise prices. Management notes that at the time of the assessment, the stockholder vote had not yet started but there was a requirement in the offering that the board of directors, management, and a significant stockholder vote in favor of these adjustments which included approximately 20.1% of the shares outstanding as of the transaction date. Further, significant investors in the transaction held shares acquired prior to the record date for eligible stockholders to vote. Although these same investors could not vote the shares received in the November 17, 2023 offering, they could abstain from voting those shares for the stockholder vote and such shares would count towards whether a quorum of shares was received to hold the special meeting for the stockholder approval. Finally, management notes that approval was overwhelmingly positive to adjust the conversion price for the May 2023 Notes and May 2023 Warrants and exercise prices. The Company concluded that it was 100% likely that stockholders would approve the provisions to adjust the number of warrants and exercise price.

Based on the above factors, the estimated fair value of the Series A and Series B Warrant liabilities at December 31, 2023 and March 31, 2024 is as follows:

	December 31, 2023	March 31, 2024
Series A Warrant	$0.2970	$2.0400
Series B Warrant	$0.0799	$0.5845

The Company allocated the gross proceeds from the issuance of the common units and pre-funded warrant units based on the relative fair values from the November 17, 2023 valuation resulting in a value of $10,990,530 and $3,345,961 being allocated to the Series A and Series B warrants, respectively. An allocation of the issuance costs from the offering was made based on the relative fair values of the common stock, pre-funded warrants, Series A and Series B warrants and issuance costs of $1,451,249 that were allocated to the Series A and Series B Warrants were expensed in the fourth quarter of 2023.

Based on the above factors, the estimated fair value of the Company’s warrant liabilities carried at fair value March 31, 2024 is as follows:

Series A Warrants	$85,772
Series B Warrants	8,502,151
Total	$8,587,923

As discussed in Note 9, certain holders of the Series A and Series B Warrants exercised their warrants. The Company reclassified the fair value of the Series A Warrants exercised on a cashless basis to stockholders equity. The Company recognized a gain of $165,355 from the exercise of the Series B Warrants based on the proceeds received from the exercise and the estimated fair value of the Series B Warrants on the date of exercise.

The following represents the activity associated with the Series A and Series B Warrants for the three months ended March 31, 2024:

	Series A	Series B	Total
Fair value on December 31, 2023	$4,705,245	$1,265,822	$5,971,067
Gain on changes in fair value	12,733,180	7,271,162	20,004,342
Exercise of warrants	(17,352,653)	(34,833)	(17,387,486)
Balance at March 31, 2024	$85,772	$8,502,151	$8,587,923

NOTE 8 – RELATED PARTY TRANSACTIONS

During 2022, the Company issued purchase orders and made prepayments for prototype parts of $21,860 to a vendor that Pink Possum, LLC (“Pink Possum”) an entity controlled by Mr. Okonsky, one of the Company’s founders, Chairman of the Board and former Chief Technology Officer, holds an equity interest of 25% as of March 31, 2024. This vendor is not expected to provide any additional prototype or production parts for the Stag.

In November 2020 and February 2021, the Company entered into operating leases with an entity controlled by the Company’s two founders for its future headquarters and production facility in Liberty Hill, Texas. In October 2021, the Company began discussions for an additional amendment to the lease, in anticipation of manufacturing the Stag at this location, which would have resulted in the monthly payment of $100,000 for the first year of the lease and increasing annually throughout the term of the lease to $107,000 in the final year. Monthly payments for the initial lease and the amended agreement would have begun at the time a certificate of occupancy was received by the landlord. No monthly rent payments were made on these leases.

On April 27, 2022, the Company informed the landlord that it would be terminating the lease. On May 27, 2022, the landlord notified the Company that the landlord would refund $85,756 of the prepaid rent and security deposit balance of $601,818 paid by the Company and the Company recognized a loss on the unrefunded prepaid rent and security deposit amount in 2022. In October 2023, the landlord notified the Company that there were additional costs that exceeded the amount of the refund and the landlord released the Company from paying any amounts in excess of the original expected refund. The landlord also released the Company from any remaining obligations under the lease and amendments. The Company recognized a loss on the termination of this lease of $85,756 in the year ended December 31, 2023.

On August 28, 2020, the Company entered into consulting agreements with Pink Possum, LLC (“Pink Possum”) an entity controlled by Mr. Okonsky, and Highbridge Consultants, LLC (“Highbridge”), an entity controlled by Mr. Adrian James, a co-founder of the Company, pursuant to which Messrs. Okonsky and James provide the Company with services in exchange for warrants. On March 26, 2021 and March 25, 2021, respectively, Pink Possum and Highbridge entered into amendments to the consulting agreements agreeing to exchange the original warrants for new ten-year warrants to purchase 21,112 and 27,778 shares, respectively, of common stock at an exercise price of $220.50.

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

In December 2022, the Company entered into an employment agreement with Mr. Okonsky whereby Mr. Okonsky became an employee on January 2, 2023 with an annual salary of $170,000 and healthcare and other benefits that are also provided to all Company employees. The consulting agreement with Pink Possum was terminated upon execution of the employment agreement. However, the warrants to Pink Possum, and the provisions for a Fundamental Transaction and the market capitalization thresholds and related payments owed to Pink Possum if these were to occur remain in effect subsequent to the employment agreement. Mr. Okonsky informed the Company on January 27, 2024 that he would forfeit his salary and benefits effective February 1, 2024.

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

On October 13, 2023, the Company completed a reverse 1 for 5 stock split. On February 2, 2024, the Company completed a reverse 1 for 45 stock split. Any fractional shares as a result of the reverse stock splits were rounded up to one full share of common stock.

Common Stock

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

Series A Convertible Preferred Stock

On March 4, 2024, the Company designated 25,000 shares of preferred stock as Series A Convertible Preferred Stock with a par value of $0.00001 per share and exchanged the remaining May 2023 Notes (principal of $24,694,670) for Preferred Stock. For each $1,000 of May 2023 Note principal, one share of Preferred Stock was issued with a stated value of $1,000, and any principal held by an investor below $1,000 was granted one additional share of Preferred Stock. A total of 24,698 shares were issued in connection with the exchange. The Preferred Stock is initially convertible into share of the Company’s common stock at $1.33 per share. Conversion of Preferred Stock to common stock of the Company by the holders of the Preferred Stock is limited based on ownership restrictions of either 4.99% or 9.99%. The conversion price is subject to adjustment for anti-dilution provisions with an initial floor of $0.98 per share, subject to adjustment to $0.50 per share if stockholder approval is received. The Company has included a proposal for stockholders to approve this adjustment in its 2024 annual meeting proposals. The 2024 annual meeting is expected to be held on May 28, 2024.

Through March 31, 2024, certain Preferred Stockholders converted $2,287,600 in stated value (2,288 preferred shares) for 1,720,000 shares of common stock. During April 2024, certain Preferred Stockholders converted $8,445,500 in stated value (8,446 preferred shares) for 6,350,000 shares of common stock based on the $1.33 conversion price. The total number of shares of common stock issuable for the conversion of the remaining Preferred Stock as of May 6, 2024 is 10,497,424 based on the $1.33 conversion price.

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

Adjustments and Activity Subsequent to December 31, 2023

As discussed above, the Company completed a 1 for 45 reverse stock split on February 2, 2024. Prior to this reverse split, 18,941 Series A Warrants were exercised under the alternative cashless exercise provision in the period from January 1, 2024 to February 2, 2024. As a result of the reverse stock split, the total number of Series A Warrants and exercise price for the remaining warrants was adjusted per the provisions of a Share Event and the total number of Series A Warrants became 3,979,955 and the exercise price became $1.8646. A total of 3,937,910 of the Series A Warrants were exercised under the alternative cashless exercise provision subsequent to the reverse stock split and 42,045 remain outstanding as of March 31, 2024.

Series B Warrants

Each Series B Warrant offered has an initial exercise price per share equal to $37.80, was immediately exercisable upon issuance, and will expire on the five-year anniversary of the original issuance date, or November 17, 2028.

Anti-Dilution Provisions

Subject to certain exemptions outlined in the Series B Warrant, for the life of the warrant, if the Company sells, enters into an agreement to sell, or grants any option to purchase, or sells, enters into an agreement to sell, or grants any right to reprice, or otherwise disposes of or issue (or announce any offer, sale, grant or any option to purchase or other disposition) any common stock or convertible security, at an effective price per share less than the exercise price of the Series B Warrant then in effect (a “Dilutive Issuance”), the exercise price of the Series B Warrant will be reduced to an amount equal to the lowest daily VWAP during the period commencing five consecutive trading days following the Dilutive Issuance, subject to a floor price of $0.13; provided that upon the receipt of the Warrant Stockholder Approval at a required Special Meeting (approved on January 12, 2024), the floor price will be removed and, upon a Dilutive Issuance, the number of shares issuable upon exercise of the Series B Warrant shall be proportionally adjusted so that the aggregate exercise price of the Series B Warrant shall remain unchanged.

In addition, conditioned upon the receipt of the Warrant Stockholder Approval at the Special Meeting (approved on January 12, 2024), for the life of the Series B Warrant, the Company may voluntarily reduce the exercise price of the Series B Warrant. The Company refers to this price adjustment feature as the “Voluntary Adjustment Provision”.

Share Combination Event Adjustments

Conditioned upon the receipt of the Warrant Stockholder Approval (approved on January 12, 2024), if at any time on or after the date of issuance there occurs any share split, share dividend, share combination, recapitalization or other similar transaction involving the Company’s common stock (collectively a “Share Event”) and the lowest daily VWAP during the five consecutive trading days prior to the date of such event and the five consecutive trading days after the date of such event is less than the exercise price then in effect, then the exercise price of the Series B Warrant shall be reduced to the lowest daily VWAP during such period and the number of warrant shares issuable shall be increased such that the aggregate exercise price payable thereunder, after taking into account the decrease in the exercise price, shall be equal to the aggregate exercise price on the date of issuance.

As a result of the reverse 1 for 45 stock split completed on February 2, 2024, the total number of Series B Warrants and exercise price for the remaining warrants was adjusted per the provisions of a Share Event and the total number of Series B Warrants became 7,137,082 and the exercise price became $1.8646. A total of 70,000 of the Series B Warrants were exercised for proceeds of $130,522 and 7,067,062 remained outstanding as of March 4, 2024, when the Company exchanged the May 2023 Notes for Series A Convertible Preferred Stock with a conversion price of $1.33 per share, as discussed above. As a result of this exchange, the Series B Warrant amounts and exercise price were further adjusted based on the Anti-Dilution Provisions and the new number of Series B Warrants is 14,546,024 and the exercise price is $0.9059. As of March 31, 2024, 14,546,024 of the Series B Warrants remain outstanding.

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

In May 2023, all of the Note Warrants to purchase 40,258 shares of the Company’s common stock were exchanged for Exchange Warrants to purchase 75,814 shares of the Company’s common stock with an initial exercise price of $245.25 per share (which was adjusted to $168.75 per share upon stockholder approval which was received on August 3, 2023). The Exchange Warrants expire August 24, 2027. Also in May 2023, in connection with the issuance of the New Notes, the Company also issued New Warrants (together with the Exchange Warrants the “May 2023 Warrants”) to purchase 24,157 shares of common stock at an initial exercise price of $245.25 (which was adjusted to $168.75 per share upon stockholder approval which was received on August 3, 2023). The exercise price of the May 2023 Warrants were further adjusted due to the reverse 1 for 5 and 1 for 45 reverse stock splits completed in October 2023 and February 2024, and for the issuance of the Preferred Stock discussed above. The exercise price for the May 2023 Warrants as of March 31, 2024 are $1.33.

As noted below, 6,824 of the Exchange Warrants were exercised at a price of $78.75 per share and 6,824 Reload Warrants were issued with an exercise price of $112.50 per share. In October 2023, the Reload warrant exercise price was reduced to $61.605. The Reload warrants expire August 24, 2027. Due to the exchange of the May 2023 Notes for Series A convertible preferred stock as discussed above, the exercise price of the Reload Warrants was adjusted to $1.33.

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

Warrant Inducements

On October 13, 2023, the Company entered into an inducement offer letter agreement (the “Inducement Letter”) with the three holders (each, a “Holder”) of the May 2023 Warrants. The Company agreed to reduce the exercise price of up to 21,623 to the lesser of (i) $78.75 (after giving effect to the 1:5 reverse stock split that went into effect on October 13, 2023) and (ii) the exercise price in effect at the time of exercise of the Existing Warrants if further adjusted in accordance with the terms of the May 2023 Warrants ($61.605 per share after adjustment for the lowest day’s VWAP for the five days following the reverse stock split). The reduction of the exercise price of such Existing Warrants remained in effect until October 27, 2023 (the “Inducement Period”). The exercise price for any Warrants not exercised prior to the end of the Inducement Period would not result in a change in the exercise price under the original terms of the Existing Warrants. The Holders exercised 6,824 warrants of the 21,623 warrants available for exercise. Due to the exchange of the May 2023 Notes for Series A convertible preferred stock as discussed above, the exercise price of the warrants issued for those exercised in the Inducement Period were adjusted to $1.33.

In addition, pursuant to the Inducement Letter, the Holders who exercise such Existing Warrants for cash on or prior to October 27, 2023 would receive a new warrant (“Reload Warrant”) to purchase a number of shares of common stock equal to the number of shares of common stock exercised under the Existing Warrants. The exercise price of the Reload Warrants was determined based on the terms of the Existing Warrants, which was $61.605 per share. On October 20, 2023, the Holders exercised 2,332 warrants at $61.605 per share. Due to the exchange of the May 2023 Notes for Series A convertible preferred stock as discussed above, the exercise price of the Reload Warrants was adjusted to $1.33.

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

The following is the activity related to common stock warrants during the three months ended March 31, 2024:

	Common Stock Warrants
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Life in years	Intrinsic Value

Outstanding at January 1, 2024	5,612,087	$7.04
Granted	13,309,605	$1.05
Canceled	–	$–
Expired	–	$–
Exercised	(4,204,501)	$2.15
Outstanding at March 31, 2024	14,717,191	$1.62	4.63	$–
Exercisable at March 31, 2024	14,717,191	$1.62	4.63	$–

NOTE 10 – STOCK-BASED COMPENSATION

In January 2021, the Company’s board of directors adopted the Volcon, Inc. 2021 Stock Plan, (the “2021 Plan”). The 2021 Plan is a stock-based compensation plan that provides for discretionary grants of stock options, stock awards, and restricted stock unit awards to employees, members of the board of directors and consultants (including restricted stock units issued prior to the adoption of the plan as further discussed below). The Company has reserved 31,112 shares of the Company’s common stock for issuance under the 2021 Plan. To the extent that an award, if forfeitable, expires, terminates or lapses, or an award is otherwise settled in cash without the delivery of shares of common stock to the participant, then any unpaid shares subject to the award will be available for future grant or issuance under the 2021 Plan. Shares available for issuance under the 2021 Plan as of March 31, 2024, were 13,519 shares. Awards vest according to each agreement and as long as the employee remains employed with the Company or the consultant continues to provide services in accordance with the terms of the agreement.

Restricted Stock Units

There were no restricted stock units outstanding during the three months ended March 31, 2024 and no expense was recognized in the period. In February 2023, 112 RSUs were subject to cancellation due to termination of employment. However, the Company entered into a modification to allow the employee to fully vest in these RSUs as part of a severance agreement. The Company recorded additional expense of $31,487 during the three months ended March 31, 2023 related to this modification.

For the three months ended March 31, 2023, total expense for RSUs was $53,773.

Performance Shares

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

Stock Options

The following summarizes activity relating to common stock options to employees and consultants for services during the three months ended March 31, 2024:

	Common Stock Options
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Life in years	Intrinsic Value
Outstanding at January 1, 2024	19,066	$407.97
Granted	45	$4.50
Forfeited	(4,699)	$485.28
Exercised	–	$0.00
Outstanding at March 31,2024	14,412	$381.55	8.40	$0.00
Exercisable at March 31, 2024	7,691	$528.26	7.85	$0.00

The Company valued the options using the closing stock price of the Company’s common stock on the date of grant and the following assumptions:

	2024	2023
Volatility (based on the Company’s volatility in 2024 and peer companies in 2023)	170%	79% - 83%
Risk free interest rate	4.5%	3.54% - 4.77%
Dividends	None	None
Estimated life in years	6	6

During the three months ended March 31, 2024 and 2023, the Company recognized share-based compensation (benefit) expense of $(1,922) and $745,943, respectively, related to common stock options. The share-based compensation benefit for the three months ended March 31, 2024 is primarily due to forfeiture of unvested stock options from employees who terminated during the period which offset the expense from stock options outstanding with current employees. The Company expects to recognize additional compensation expense of $421,863 related to these common stock options assuming all awards will vest.

Total stock-based compensation recorded for the three ended March 31, 2024 and 2023 for all stock based compensation awards, including warrants, has been recorded as follows:

	Three Months Ended March 31, 2024	Three Months Ended March 31, 2023
Cost of Goods Sold	$(10,642)	$206,477
Sales and Marketing	(55,071)	311,759
Product Development	42,604	208,594
General and Administrative	21,187	303,605
Total	$(1,922)	$1,057,435

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

	Three Months Ended	Three Months Ended
	March 31, 2024	March 31, 2023

Numerator:
Net loss	$(26,048,044)	$(7,299,469)

Denominator:
Denominator for basic and diluted net loss per common share - weighted average of common shares	7,968,457	109,046

Basic and diluted net loss per common share	$(3.27)	$(66.94)

Common shares consisting of shares potentially dilutive as of three months ended March 31, 2024 and 2023 are as follows:

	2024	2023
Convertible Notes	–	53,677
Warrants	14,717,191	67,048
Stock options	14,412	15,136
Preferred stock	16,849,627	–
Restricted stock units	–	223
Total	31,581,230	136,084

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

The components of income tax expense (benefit) for the three months ended March 31, 2024 and 2023 are as follows:

	2024	2023

Expected federal income tax benefit at statutory rate	$5,470,089	$1,532,888
Non-deductible expenses	33,156	(119,814)
Research and development credit	–	148,811
Prior year true up	(532,317)	–
Change in valuation allowance	(4,970,928)	(1,561,886)
Income tax benefit	$–	$–

Significant components of the Company's deferred tax assets and liabilities at March 31, 2024 and December 31, 2023 are as follows:

	March 31, 2024	December 31, 2023
Deferred tax assets
Net operating losses	$15,508,801	$15,468,757
Debt basis difference	–	5,121,397
Depreciation and amortization	1,561,453	1,701,768
Research & development credit	1,099,535	1,099,535
Lease liability	226,567	246,704
Stock-based compensation	3,235,732	3,235,732
Inventory	122,199	152,749
Accrued expenses	88,293	66,909
Capital loss carryover	176,950	176,950
Dealer rebates	347,760	459,713
Other	26,108	21,828
Total	22,393,398	27,752,042
Valuation allowance	(21,899,150)	(27,171,016)
Net deferred tax asset	494,248	581,026
Deferred tax liabilities
Prepaid expenses	(275,927)	(342,421)
Right-of-use assets	(218,321)	(238,605)
Total net deferred taxes Deferred tax liabilities	$–	$–

Management currently believes that since the Company has a history of losses it is more likely than not that the deferred tax regarding the loss carry forwards and other temporary differences will not be realized in the foreseeable future. The utilization of the Company’s net operating losses and credit carryovers may be subject to limitation due to the “change in ownership provisions” under Section 382 of the Internal Revenue Code. The Company’s cumulative net operating loss carry forward of $98.3 million as of March 31, 2024, may be limited in future years depending on future taxable income in any given fiscal year. The net operating losses can be carried forward indefinitely.

The Company has recorded no liability for income taxes associated with unrecognized tax benefits at the date of adoption and has not recorded any liability associated with unrecognized tax benefits. Accordingly, the Company has not recorded any interest or penalty in regard to any unrecognized benefit.

NOTE 13 – LEASES

The components of lease cost for operating leases for the three months ended March 31, 2024 and 2023 were as follows:

	Three Months Ended March 31, 2024	Three Months Ended March 31, 2023
Lease Cost
Operating lease cost	$117,249	$117,249
Short-term lease cost	37,961	59,790
Variable lease cost	–	–
Sublease income	–	–
Total lease cost	$155,210	$177,039

Supplemental cash flow information related to leases for the three months ended March 31, 2024 and 2023, was as follows:

	March 31, 2024	March 31, 2023
Other Lease Information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$95,891	$86,031
Amortization of right-of-use assets	$96,588	$90,057

The following table summarizes the lease-related assets and liabilities recorded on the balance sheet at March 31, 2024 and December 31, 2023:

	March 31, 2024	December 31, 2023
Lease Position
Operating Leases:
Operating lease right-of-use assets	$1,039,625	$1,136,213
Right-of-use liabilities operating leases short-term	410,221	399,611
Right-of-use liabilities operating leases long-term	668,669	775,170
Total operating lease liabilities	$1,078,890	$1,174,781

The Company utilizes the incremental borrowing rate in determining the present value of lease payments unless the implicit rate is readily determinable.

Lease Term and Discount Rate	March 31, 2024
Weighted-average remaining lease term (years):
Operating leases	2.4
Weighted-average discount rate:
Operating leases	6.82%

The following table provides the maturities of lease liabilities at March 31, 2024:

Operating
Leases
Remainder of 2024	$355,082
2025	485,702
2026	340,591
Total future undiscounted lease payments	1,181,375
Less: Interest	(102,485)
Present value of lease liabilities	$1,078,890

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is intended as a review of significant factors affecting the Company’s financial condition and results of operations for the periods indicated. This discussion and analysis should be read in conjunction with the financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and the Company’s Annual Report on Form 10-K, which contains audited financial statements of the Company as of and for the year ended December 31, 2023, previously filed with the Securities and Exchange Commission. Results for the three months ended March 31, 2024 are not necessarily indicative of results for the year ending December 31, 2024 or any future period.

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

Forward-looking statements include, but are not limited to, statements about:

∙	our ability to maintain the listing of our common stock on the Nasdaq Stock Market;
∙	our ability to generate revenues from sales, generate cash from operations, or obtain additional funding to market our vehicles and develop new products;
∙	our ability to successfully implement and effectively manage our outsourced manufacturing, design and development model and achieve any anticipated benefits;
∙	the ability of third party manufacturers to produce our vehicles in accordance with our design and quality specifications, with sufficient scale to satisfy customers and within a reasonable cost;
∙	anticipated timing for the manufacture, design, production, shipping and launch of our vehicles;
∙	the inability of our suppliers to deliver the necessary components for our vehicles at prices and volumes acceptable to our third party manufacturers;
∙	our ability to establish a network of dealers and international distributors to sell and service our vehicles on the timeline we expect;
∙	whether our vehicles will perform as expected;
∙	our facing product warranty claims or product recalls;
∙	our facing adverse determinations in significant product liability claims;
∙	customer adoption of electric vehicles;
∙	the development of alternative technology that adversely affects our business;
∙	increased government regulation of our industry;
∙	tariffs and currency exchange rates;
∙	the conflict with Russia and Ukraine and the potential adverse effect it may have on the availability of materials used in the manufacturing of batteries for our vehicles; and
∙	our ability to maintain our listing on Nasdaq.

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

Initially, we began to sell and distribute the Grunt and related accessories in the United States on a direct-to-consumer sales platform. However, we terminated our Grunt direct-to-consumer sales platform in November 2021. Beginning in November 2021, we began negotiating dealership agreements with powersports dealers to display and sell our vehicles and accessories. Customers can now, or will soon be able to, buy our vehicles and accessories directly from a local dealership. Some of these dealers will also provide warranty and repair services to customers. As of May 3, 2024, we have 105 active dealers. Dealers can order any of our available products provided they are current on their accounts receivable and are within their established credit limit. We are offering dealers payment terms 30 to 90 days to make larger purchases of our vehicles. We have entered into an accounts receivable factoring arrangement to allow the Company the ability to generate cash for working capital. We have agreements with third party financing companies to provide financing to qualified customers of each dealer. There is no recourse to the Company or the dealer if the dealer’s customer defaults on the financing agreement with the third party.

We sell our vehicles internationally through importers. Each importer buys vehicles by the container and sells vehicles and accessories to local dealers or directly to consumers. Local dealers or the importer will provide warranty and repair services for vehicles purchased in their country. In October 2023, we made a decision to postpone expanding our dealer network in Canada for the foreseeable future and we have terminated the employment of our Canadian regional sales managers. As of March 31, 2024, we have signed agreements with six importers in Latin America, one importer for the Caribbean Region, collectively referred to herein as the LATAM importers, one importer in New Zealand, and one importer in Australia to sell our vehicles and accessories in their assigned countries/markets. In 2024, we expect to expand our global sales of our vehicles and accessories beyond our current distributor base.

In June 2022, we signed an exclusive distribution agreement with Torrot Electric Europa S.A., referred to herein as Torrot, to distribute their electric motorcycles for youth riders in Latin America. In October 2022, we signed an expanded agreement with Torrot, which superseded the June 2022 agreement, to also be the exclusive distributor of Torrot and Volcon co-branded youth electric motorcycles in the U.S. as well as Latin America. Finally, in December 2022, we signed an expanded agreement with Torrot to be the exclusive distributor of Volcon co-branded youth electric motorcycles in Canada. In June 2023, we wrote down all remaining Torrot branded inventory in the amount of $84,000. In December 2023 we notified Torrot that we were terminating our agreements due to continued lower than expected sales at significantly discounted pricing. In 2023, we wrote down the Volcon co-branded Torrot youth motorcycles by $2,674,352 to reduce their cost to the estimated net realizable value due to lower than expected sales. We have agreed to give Torrot a total of 1,000 Volcon branded Torrot motorcycles originally purchased for $1.8 million, an up front payment of $370,000 and an additional $1.7 million to be paid out at $100,000 per month over 17 months beginning in April 2024 in exchange for unfulfilled 2023 and 2024 unit purchases. As of March 31, 2024, we have Volcon Youth finished goods inventory of approximately $175,000, after reducing these to the estimated net realizable value, of Volcon branded Torrot motorcycles and accessories which we intend to liquidate and we have agreed to give Torrot sales rights in the U.S., Canada and LATAM after June 30, 2024.

In July 2022, we expanded our offerings with the introduction of the first of our Volcon UTV models, the Stag. We delivered the first Stag to a customer in February 2024. The Stag is being manufactured by a third party and incorporates electrification units, which include batteries, drive units and control modules provided by General Motors. Beginning in June 2022, we took non-binding pre-production orders which were cancelable prior to delivery. In the third quarter of 2023 we canceled all of the original pre-production orders due to the introduction of multiple models and new pricing. We began taking new pre-production orders for the newly introduced models in the third quarter of 2023, which are limited to the Stag LTD as of March 31, 2024.

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

After evaluating the sales potential for the Runt LT, we have determined that we will not sell this product and have ceased all development efforts for it.

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

Results of Operations

The following financial information is for the three months ended March 31, 2024 and 2023.

	Three Months Ended
	March 31, 2024	March 31, 2023

Revenue	$1,033,548	$1,170,458
Cost of goods sold	(1,621,580)	(1,229,981)
Gross margin	(588,032)	(59,523)

Operating expenses:
Sales and marketing	760,564	1,789,370
Product development	814,945	1,786,351
General and administrative expenses	2,080,794	1,890,091
Total operating expenses	3,656,303	5,465,812

Loss from operations	(4,244,335)	(5,525,335)

Interest and other expense	(21,803,709)	(1,774,134)

Net loss	$(26,048,044)	$(7,299,469)

Revenue

Revenue for the three months ended March 31, 2024, was $1,033,548 which represents sales of Grunt EVOs of $329,617, Stag of $39,999, Brats of $532,806, Volcon Youth of $93,757, and accessories and parts of $34,103.

Revenue for the three months ended March 31, 2023, was $1,170,458 which represents sales of Grunts of $170,388, Brats of $657,516, Volcon Youth of $212,365 and accessories and parts of $127,496.

Cost of Goods Sold

Cost of goods sold for the three months ended March 31, 2024 were $1,621,580, including payroll costs of $94,320, which was partially offset by a stock-based compensation benefit of $10,641, for employees performing product fulfillment, logistics management, and service and warranty. Product costs for Brats and Grunt EVOs, sold during the period were $582,550 and $343,981, respectively. Stag product costs were $228,893 which included costs for the one Stag sold in the amount of $43,412 and $10,429 for customized inventory related to the sale of the Stag. Also Included in the Stag product costs is $95,548 of expense related to accruing a loss on sales of units to a customer who initially ordered models that we will not be producing. The Company offered to substitute additional units of the Stag LTD at no additional charge to replace those units. Also relating to Stag costs is $52,503 in inbound freight and tariffs for Stag raw materials. Facilities costs for the three months ended March 31, 2024 were $105,950 for our warehouse facility and third party warehousing costs.

Cost of goods sold for the three months ended March 31, 2023 were $1,229,981 including labor costs of $402,104 for employees and contractors performing assembly and quality control testing of Grunts and stock-based compensation of $206,477 for share-based awards for employees. Part costs for Grunts sold during the period was $165,842. We paid $53,507 for fees owed to cancel purchase orders to reduce raw material quantities ordered to expected demand. Facilities costs were $122,311 for our warehouse facility and third party warehousing costs. Net inbound and outbound shipping costs, duties and tariffs for inventory purchases and shipments to customers was a credit of $278,774 primarily due to the reversal of an accrual for shipping costs and tariffs expected to be incurred to ship our Grunt raw materials and work-in-process inventory to our third party manufacturer in Mexico which was no longer needed once manufacturing was moved to Arizona.

For the remainder of 2024 we expect revenue and cost of goods sold, to increase due to the expected increase in sales of the Grunt EVO and Stag. Additional cost savings may be realized if the third party manufacturer can source or manufacture parts at a lower cost. The increase in costs for products will partially be offset by reductions in cost for salaries and benefits due to reductions in headcount completed in 2023.

Sales and Marketing Expense

Sales and marketing expenses relate to costs to increase exposure and awareness for our products and developing our network of U.S. dealers and international distributors.

Sales and marketing expenses were $760,564 for the three months ended March 31, 2024 and were primarily related to expenses associated with promoting our products and brand of $215,429, employee payroll costs of $453,191, including $112,500 for severance costs for our former chief marketing officer (“CMO”), which was partially offset by stock-based compensation benefit of $55,071 for cancelation of unvested share based awards to the CMO and other marketing employees whose positions were eliminated in the period and the CMO’s unvested share based awards.

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

Product development expenses were $814,945 for the three months ended March 31, 2024 and were primarily related to expenses associated with employee payroll costs of $436,902, stock-based compensation of $42,604 for share-based awards granted to employees, facilities costs of $63,856, travel costs primarily related to beginning production of Stag of $53,326 and prototype costs of $91,925.

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

We expect 2024 product development costs related to employee costs to remain consistent with 2023. We expect costs to decrease for design and development costs and costs related to prototype costs for the current version of the Stag since the Stag is in production. We expect costs for design and development costs related to the Grunt EVO to decrease since it is in production. We expect design and development costs to increase for development of other versions of our UTV and motorcycle lineup being considered for future release.

General and Administrative Expense

General and administrative expenses relate to costs for our finance, accounting and administrative functions to support the development, manufacturing and sales of our products.

For the three months ended March 31, 2024, general and administrative expenses were $2,080,794 and were primarily related to expenses associated with employee payroll costs of $579,363, stock-based compensation of $21,187 for share-based awards granted to employees, professional fees of $412,715 (including legal fees of $195,377, tax and accounting fees of $23,200 and audit fees of $146,925), software costs of $141,551, insurance costs of $662,927, and public company expense costs of $102,721.

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

We expect general and administrative expenses to decrease slightly from the first quarter of 2024 over the next several quarters as we incurred our 2023 audit fees in the quarter and will not have them in the subsequent quarters. Costs such as insurance and public company reporting and compliance requirements will offset some of this cost reduction.

Interest and Other Expenses

Interest and other income/expenses for the three months ended March 31, 2024 was $21,803,709. Non-cash interest expense of $314,838 was recognized for the amortization of debt issuance costs and accretion of principal on the May 2023 Notes through the date these notes were exchanged for Preferred Stock. We recorded a loss on the conversion of some of these notes of $333,544 and a loss from the exchange of these notes for Preferred Stock of $1,314,064. We recorded a loss on the change in the estimated fair value of the Series A and Series B Warrant liabilities of $20,004,342 which was partially offset by a gain of $165,355 from the exercise of some of the Series B Warrants.

Interest and other income/expenses for the three months ended March 31, 2023 were $1,774,134. Non-cash interest expense of $1,776,636 was recognized for the amortization of debt issuance costs and accretion of principal on the Convertible Notes issued in August 2022.

Non-cash interest expense will no longer be recognized on the May 2023 Notes in the future due to the exchange of the May 2023 Notes for Series A Convertible Preferred Stock. Gains or losses from the change in the estimated fair value of the Series A and Series B Warrants will occur primarily based on changes in our common stock price and if the number of warrants adjusts if we complete additional equity issuances or additional reverse stock splits as specified in the terms of these warrant agreements.

Net Loss

Net loss for the three months ended March 31, 2024 was $26,048,044. Net loss for the three months ended March 31, 2023, was $7,299,469.

Liquidity and Capital Resources

On March 31, 2024, we had cash and restricted cash of $3.6 million, including $0.1 million of restricted cash, and we had working capital of $2.2 million. Since inception we have funded our operations from proceeds from debt and equity sales.

Cash used in operating activities

Net cash used in operating activities was $4.5 million for the three months ended March 31, 2024 and includes all of our operating costs except depreciation and amortization of $0.1 million, non-cash interest expense for the amortization of debt issuance costs and accretion of principal on the May 2023 Notes of $0.3 million, loss on change in derivative financial liabilities of $20.0 million, losses on conversion and exchange of Convertible Notes of $1.6 million and $0.2 million from the loss on disposal of fixed assets. Cash used in operating activities includes an increase in accounts receivable of $0.1 million due to sales to our U.S. dealers, an increase of $0.5 million in prepaid inventory deposits primarily for purchases of Stag raw materials, a decrease of $0.5 million in accounts payable, and an increase of $0.3 million in accrued liabilities. As of March 31, 2024, we have a decrease of $0.3 million in customer deposits, primarily due to orders being fulfilled for two of our Latin American distributors for shipments of Brats and Grunt EVOs paid for previously.

Net cash used in operating activities was $6.5 million for the three months ended March 31, 2023 and includes all of our operating costs except stock-based compensation, write-down of inventory, depreciation and amortization, non-cash interest expense for the amortization of debt issuance costs and accretion of principal on Convertible Notes, and gain on sale assets and leases. Cash used in operating activities includes a decrease in accounts receivable of $0.2 million for collections net of sales, increases in inventory of $0.5 million and inventory deposits of $0.8 million as we made purchases and deposits for Brats and Volcon Youth motorcycles, a decrease of $0.5 million for both accounts payable and accrued liabilities due to timely payment of outstanding amounts due and a reversal of an accrual for anticipated shipping and tariffs related to shipping raw material and subassembly inventory to our third party manufacturer in Mexico as final assembly was moved to Arizona.

Cash used in investing activities

Net cash used in investing activities was $0.1 million for the three months ended March 31, 2024, primarily consisting of $0.1 million of purchases of equipment and tooling. Net cash used in investing activities was $0.2 million for the three months ended March 31, 2023, consisting of $0.3 million of purchases of equipment and tooling offset by proceeds received of $0.1 million for the sale of two vehicles.

Cash provided by financing activities

Cash provided by financing activities for the three months ended March 31, 2024, was $0.1 million and was primarily related to proceeds from the exercise of Series B Warrants.

Cash used financing activities for the three months ended March 31, 2023, was less than $0.1 million and was related to proceeds used from the sale of vehicles to pay off notes payable and proceeds received from the exercise of stock options.

Our continuation as a going concern is dependent upon our ability to attain profitable operations and if necessary, obtain continued financial support from the issuance of debt or equity. As of March 31, 2024, we had incurred an accumulated deficit of $146.9 million since inception.

Management anticipates that our cash on hand as of March 31, 2024 plus the cash expected to be generated from operations will not be sufficient to fund planned operations during the near term and not beyond one year from the date of the issuance of the financial statements as of and for the three months ended March 31, 2024. To continue our operations in the near term we will be required to raise additional financing prior to the third quarter of 2024. We do not have commitments for any such financing, and there can be no assurance that such additional funding would be available to the Company on acceptable terms, or at all. If we are unable to raise additional near-term financing, we will be required to modify or cease our operations. These factors raise substantial doubt regarding our ability to continue as a going concern.

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

Derivative Warrant Liabilities

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

We account for the Series A Warrants and Series B Warrants issued in connection with the November 2023 Common Units and Pre-funded Warrant Units as financial liabilities in accordance with ASC 815. Accordingly, we recognize these financial liabilities at fair value initially and adjust them to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised or until warrant exercise price and number of warrants become fixed, and any change in fair value is recognized in the statement of operations. The fair value of these financial instruments were initially measured at fair value using a Monte Carlo simulation model and subsequently, the fair value was also estimated using a Monte Carlo simulation model as of March 31, 2024. In addition, we made a probability assessment as to whether our stockholders would approve the adjustment of the exercise prices of the financial liabilities. The determination of the fair value of the warrant liability may be subject to change as more current information becomes available and accordingly the actual results could differ significantly. The Series A Warrants and Series B Warrants are classified as current liabilities as the timing of their exercise is at the discretion of the warrant holders and the warrants were fully vested as of the date they were issued.

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

Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures were not effective as of March 31, 2024 to provide assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to management as appropriate, to allow timely decisions regarding disclosures as we have previously missed filing certain forms timely and we have not implemented and tested controls and procedures to conclude that we have remediated this deficiency. Notwithstanding this conclusion, we believe that our unaudited consolidated financial statements contained in this Quarterly Report fairly present our financial position, results of operations and cash flows for the periods covered thereby in all material respects. Management is working to identify corrective actions for the weakness and will periodically re-evaluate the need to add personnel and implement improved review procedures.

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting during the three months ended March 31, 2024, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 1A. RISK FACTORS

Except as set forth below, there have been no material changes to the risk factors included in the Form 10-K filed with the SEC on March 28, 2024, which is accessible on the SEC’s website at www.sec.gov.

Our ability to continue as a going concern requires that we obtain sufficient funding to finance our operations in the near-term.

We anticipates that our cash on hand as of March 31, 2024 plus the cash expected to be generated from operations will not be sufficient to fund planned operations into the third quarter of 2024, and we will be required to raise additional funds prior to such date. We can provide no assurance that such funding would be available to us on acceptable terms, or at all. If we fail to raise additional proceeds, we will be required to modify or cease our operations. These factors raise substantial doubt regarding our ability to continue as a going concern.

If we fail to satisfy all applicable continued listing requirements of the Nasdaq Capital Market prior to June 24, 2024 our common stock will be delisted from Nasdaq, which could have an adverse impact on the liquidity and market price of our common stock.

On December 19, 2023, we were notified by the Listing Qualifications Department (the “Staff”) of the Nasdaq Stock Market (“Nasdaq”) that we were not in compliance with Nasdaq’s Listing Rule 5550(a)(2), as the minimum bid price of our common stock had been below $1.00 per share for 30 consecutive business days. On January 4, 2024, the Staff notified us that the market value of its listed securities had been below the minimum $35,000,000 required for continued listing as set forth in Nasdaq’s Listing Rule 5550(b)(2) for the previous 180 calendar days and served as an additional basis for delisting.

We submitted a hearing request to Nasdaq’s Hearings Department, which stayed the suspension of our common stock. The hearing was held on March 26, 2024. On April 2, 2024, we received notification from the Nasdaq Hearings Panel (“Panel”) that it has granted an extension until June 24, 2024, to demonstrate compliance with Listing Rules 5550(a)(2) and 5550(b)(1) (which requires at least $2.5 million in shareholders’ equity), subject to certain conditions.

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

Our public offering completed in November 2023 included Series A and Series B warrants (“Series A Warrants” and “Series B Warrants”) to purchase our common stock with initial exercise prices of $24.75 and $37.80, respectively. As of March 31, 2024, approximately 42,000 and 14.5 million Series A Warrants and Series B Warrants, respectively, remain outstanding and the Series A Warrants have an exercise price of $1.8636 and the Series B Warrants have an exercise price of $0.9059. Series A Warrants may be exercised on an alternative cash basis where each warrant exercised will result in the Company issuing three shares of common stock.

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

As a result of the exchange of the Convertible Notes for Preferred Stock (convertible at $1.33 per share of common stock) in March 2024, the exercise price of the Series B warrants adjusted to $0.91 per share based on the lowest VWAP in the five day trading period through March 12, 2024 and the total number of Series B Warrants adjusted to approximately 14.5 million.

In order to attempt to satisfy the Nasdaq minimum bid price requirement of $1.00 per share described in the previous risk factor, we have asked our shareholders at our annual meeting to be held May 28, 2024 to grant our board the authority to effect a reverse stock split of between 1-for-10 and 1-for-100. Based on our current stock price, we will be required to complete a reverse stock split prior to June 10, 2024 in order satisfy the minimum bid price requirement. As such, it is likely that further adjustments to the Series B Warrant exercise price and number of warrants will occur if we complete another reverse stock split per the terms of the Series B Warrants. In addition, as described above, we will need to raise additional financing in the near-term, which may cause further adjustments to the Series B Warrant exercise price and number of warrants.

Finally, the Series B Warrants provide that the exercise price of such warrants may be decreased at our discretion with the approval of a majority of the warrant holders. In order to induce the exercise of the Series B Warrants, either to raise additional funds from such exercise or simply to eliminate the warrants in order to eliminate the above provisions from causing additional dilution upon the completion of a reverse stock split or new financing, we may agree to reduce the exercise price of the Series B Warrants and such reduction could be significantly lower than the current market price of our common stock.

Although some of the holders of Series A and Series B Warrants have ownership limitations, if and when we do issue additional shares of common stock to holders of the Series A Warrants and Series B Warrants upon the exercise by the holder, such stockholders may resell all, some or none of those shares of common stock at any time or from time to time at their discretion. Resales of our common stock may cause the market price of our securities to drop significantly, regardless of the performance of our business.

In March 2024, we exchanged our outstanding convertible notes for Preferred Stock and a significant number of shares of common stock could be issued upon conversion.

In March 2024, we issued Series A Preferred Stock (the “Preferred Stock”) at $1,000 per share in exchange for $24.7 million principal of convertible notes. The initial conversion price for the Preferred Stock is $1.33 and is convertible at any time. Through May 6, 2024, certain holders of the Preferred Stock converted approximately $10.7 million for approximately 8.1 million shares of common stock. The total number of shares of common stock that could be issued as of May 6, 2024 for the outstanding Preferred Stock on this date is approximately 10.5 million shares.

The conversion price of the Preferred Stock is subject to adjustment if certain events such as a stock split, reverse stock split, or stock dividend occurs, or if we issue equity or convertible instruments at offering prices below the conversion price. In addition, in the event of a change of control or sale of substantially all of the Company’s assets, the Preferred Stock agreement provides for distributions that are either based on the number of common stock shares issuable under these agreements or based on other valuations as defined in the agreement. In order to attempt to satisfy the Nasdaq minimum bid price requirement of $1.00 per share described above, we have asked our shareholders at our annual meeting to be held May 28, 2024 to grant our board the authority to effect a reverse stock split of between 1-for-10 and 1-for-100. Based on our current stock price, we will be required to complete a reverse stock split prior to June 10, 2024 in order satisfy the minimum bid price requirement. As such, it is likely that further adjustments to the Preferred Stock conversion price will occur if we complete another reverse stock split per. In addition, as described above, we will need to raise additional financing in the near-term, which may cause further adjustments to the Preferred Stock conversion price. The reduction of the Preferred Stock conversion price will proportionately increase the number of shares of common stock issuable upon the future conversion of the Preferred Stock.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

During the quarter ended March 31, 2024, no director or officer adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS

INDEX TO EXHIBITS

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of Volcon, Inc. (incorporated by reference to exhibit 3.1 of the Form 8-K filed February 5, 2024)
3.2	Form of Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock of Volcon, Inc. (incorporated by reference to exhibit 3.1 of the Form 8-K filed March 4, 2024)
3.3	Form of Amended and Restated Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock of Volcon, Inc. (incorporated by reference to exhibit 3.1 of the Form 8-K filed March 25, 2024)
3.4	Second Amended and Restated Bylaws of Volcon, Inc. (incorporated by reference to exhibit 3.1 of the Form 8-K filed April 5, 2024)
10.1†	Employment Agreement dated January 30, 2024 between Volcon, Inc. and John Kim (incorporated by reference to exhibit 10.1 of the Form 8-K filed February 5, 2024)
10.2†	Employment Agreement dated January 30, 2024 between Volcon, Inc. and Greg Endo (incorporated by reference to exhibit 10.2 of the Form 8-K filed February 5, 2024)
10.3†	Consulting Agreement dated February 1, 2024 between Volcon, Inc. and Jordan Davis (incorporated by reference to exhibit 10.3 of the Form 8-K filed February 5, 2024))
10.4	Form of Exchange Agreement by and among the Company and the noteholders party thereto, dated March 3, 2024 (incorporated by reference to exhibit 10.1 of the Form 8-K filed March 4, 2024)
31.1*	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934
31.2*	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934
32.1*(1)	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*(1)	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted in inline XBRL and included in exhibit 101).

______________

*	Filed herewith.
†	Indicates management contract or compensatory plan, contract or arrangement.

(1)	The certifications on Exhibit 32 hereto are deemed not “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that Section. Such certifications will not be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VOLCON, INC.

SIGNATURE	TITLE	DATE

/s/ John Kim	Chief Executive Officer and Director	May 7, 2024
John Kim	(principal executive officer)

/s/ Greg Endo	Chief Financial Officer	May 7, 2024
Greg Endo	(principal financial and accounting officer)

