Form 10-Q
period 2024-06-30
Volcon, Inc.
filed 2024-08-06
CIK 1829794

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

The registrant had 4,661,782 shares of common stock outstanding at August 5, 2024.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

VOLCON, INC.

CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2024	December 31, 2023

ASSETS
Current assets:
Cash	$2,052,175	$7,983,346
Restricted cash	105,000	210,000
Accounts receivable, net of allowance for doubtful accounts of $53,295 and $70,359 at June 30, 2024 and December 31, 2023, respectively	301,845	203,303
Inventory	9,586,328	8,973,134
Inventory deposits	1,015,847	258,316
Prepaid expenses and other current assets	963,253	1,904,197
Total current assets	14,024,448	19,532,296
Long term assets:
Property and equipment, net	625,166	1,258,607
Other long-term assets	199,281	199,281
Right-of-use assets - operating leases	941,303	1,136,213
Total assets	$15,790,198	$22,126,397

LIABILITIES AND STOCKHOLDERS' EQUITY(DEFICIT)
Current liabilities:
Accounts payable	$962,390	$831,184
Accrued liabilities	1,735,981	3,128,906
Vendor settlements - short-term	1,833,937	–
Current portion of notes payable	6,784	15,278
Convertible notes, net of discount and issuance costs	–	30,149,579
May 2024 Notes	1,416,470	–
Warrant liabilities	70,970	5,971,067
Right-of-use operating lease liabilities, short-term	421,034	399,611
Customer deposits	169,777	417,485
Total current liabilities	6,617,343	40,913,110

Notes payable, net of current portion	32,226	69,138
Vendor settlements - long-term	683,493	–
Right-of-use operating lease liabilities, long-term	559,749	775,170
Total liabilities	7,892,811	41,757,418

COMMITMENTS AND CONTINGENCIES

Stockholders' equity (deficit):
Preferred stock: $0.00001 par value, 5,000,000 shares authorized, 25,000 shares designated, 6,375 shares outstanding as of June 30, 2024 and no shares issued and outstanding as of December 31, 2023.	–	–
Common stock: $0.00001 par value, 250,000,000 shares authorized, 1,642,685 shares issued and outstanding as of June 30, 2024 and 10,305 shares issued and outstanding as of December 31, 2023	16	–
Additional paid-in capital	155,357,971	101,175,117
Accumulated deficit	(147,460,600)	(120,806,138)
Total stockholders’ equity (deficit)	7,897,387	(19,631,021)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$15,790,198	$22,126,397

The accompanying notes are an integral part of these unaudited consolidated financial statements.

VOLCON, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2024 AND 2023
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023

Revenue	$940,863	$519,300	$1,974,411	$1,689,758
Cost of goods sold	(3,113,429)	(334,647)	(4,735,009)	(1,564,628)
Gross margin	(2,172,566)	184,653	(2,760,598)	125,130

Operating expenses:
Sales and marketing	543,671	2,380,617	1,304,235	4,169,987
Product development	805,550	1,166,732	1,620,495	2,953,083
General and administrative expenses	2,007,514	1,568,700	4,088,308	3,458,791
Total operating expenses	3,356,735	5,116,049	7,013,038	10,581,861

Loss from operations	(5,529,301)	(4,931,396)	(9,773,636)	(10,456,731)

Other income	8,589	10,618	21,443	16,503
Loss on extinguishment of Convertible Notes	–	(22,296,988)	(1,647,608)	(22,296,988)
Gain (loss) on change in fair value of financial liabilities	5,111,291	5,792,788	(14,727,696)	5,792,788
Interest expense	(196,997)	(1,603,216)	(526,965)	(3,383,235)
Total other income (expense)	4,922,883	(18,096,798)	(16,880,826)	(19,870,932)

Loss before provision for income taxes	(606,418)	(23,028,194)	(26,654,462)	(30,327,663)
Provision for income taxes	–	–	–	–

Net loss	$(606,418)	$(23,028,194)	$(26,654,462)	$(30,327,663)

Net loss per common share – basic	$(1.51)	$(19,110.53)	$(110.71)	$(26,417.82)
Net loss per common share – diluted	$(1.51)	$(19,110.53)	$(110.71)	$(26,417.82)

Weighted average common shares outstanding – basic	401,802	1,205	240,759	1,148
Weighted average common shares outstanding – diluted	401,802	1,205	240,759	1,148

The accompanying notes are an integral part of these unaudited consolidated financial statements.

VOLCON, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE SIX MONTHS ENDED JUNE 30, 2024

(Unaudited)

	Series A Convertible Preferred Stock		Common stock		Additional
	Number of Shares	Amount	Number Shares	Amount	paid -in capital	Accumulated deficit	Total

Balance at January 1, 2024	–	$–	10,305	$–	$101,175,117	$(120,806,138)	$(19,631,021)

Issuance of common stock for exercise of pre-funded warrants	–	–	739	–	–	–	–

Issuance of common stock for exercise of Series A warrants	–	–	138,593	–	17,352,653	–	17,352,653

Proceeds received for exercise of buydown warrants	–	–	78	–	3,500	–	3,500

Common stock issued for conversion of convertible notes	–	–	39,762	–	7,395,907	–	7,395,907

Conversion of Convertible Notes	24,698	–	–	–	24,716,118	–	24,716,118

Conversion of Preferred Stock for common stock	(18,323)	–	1,244,081	15	(15)	–	–

Issuance of common stock for exercise of Series B Warrants	–	–	117,605	1	–	–	1

Reclassification of warrant liability to equity	–	–	–	–	3,405,662	–	3,405,662

Proceeds received for Issuance of warrants with May 2024 Notes, net of issuance costs of $111,194	–	–	–	–	1,023,200	–	1,023,200

Stock-based compensation	–	–	–	–	285,829	–	285,829

Common stock issued for reverse stock split due to rounding	–	–	91,522	–	–	–	–

Net loss	–	–	–	–	–	(26,654,462)	(26,654,462)

Balance at June 30, 2024	6,375	$–	1,642,685	$16	$155,357,971	$(147,460,600)	$7,897,387

The accompanying notes are an integral part of these unaudited consolidated financial statements.

VOLCON, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

FOR THE SIX MONTHS ENDED JUNE 30, 2023
(Unaudited)

	Common stock
	Number		Additional paid-in	Accumulated
	of Shares	Amount	capital	deficit	Total

Balance at January 1, 2023	1,086	$–	$76,369,940	$(75,734,927)	$635,013

Issuance of common stock for exercise of stock options and vesting of restricted stock units	2	–	25,000	–	25,000

Issuance of common stock for public offering, net of issuance costs of $501,300	267	–	3,998,700	–	3,998,700

Stock-based compensation	6	–	1,682,827	–	1,682,827

Net loss	–	–	–	(30,327,663)	(30,327,663)

Balance at June 30, 2023	1,361	$–	$82,076,467	$(106,062,590)	$(23,986,123)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

VOLCON, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2024 AND 2023
(Unaudited)

	June 30,	June 30,
	2024	2023
Cash flow from operating activities:
Net loss	$(26,654,462)	$(30,327,663)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on extinguishment of convertible notes	1,314,065	22,296,988
Loss (gain) on change in fair value of financial liabilities	14,893,051	(5,792,788)
Gain on exercise of Series B Warrants	(165,355)	–
Loss on conversion of notes to common stock	333,544	–
Stock-based compensation	285,829	1,682,827
Loss on write down of inventory and inventory deposits	57,262	165,324
Loss (gain) on sale/write off of property & equipment	618,738	(6,423)
Bad debt (recovery) expense	(16,378)	51,198
Non-cash interest expense	498,657	3,385,204
Amortization of right-of-use assets	194,910	181,677
Depreciation and amortization	197,237	106,625
Changes in operating assets and liabilities:
Accounts receivable	(82,162)	580,155
Inventory	(347,144)	786,821
Inventory deposits	(1,080,843)	(1,847,714)
Prepaid assets and other current assets	940,944	(954,117)
Accounts payable	131,205	(381,252)
Accrued liabilities and vendor settlements	1,124,505	(626,788)
Right-of-use liabilities - operating leases	(193,998)	(174,365)
Customer deposits	(247,708)	295,739
Net cash used in operating activities	(8,198,103)	(10,578,552)
Cash flow from investing activities:
Purchase of property and equipment	(255,754)	(393,291)
Proceeds from sale of property and equipment	15,157	–
Proceeds from insurance settlement	58,058	–
Proceeds from sale of vehicles	–	89,000
Net cash used in investing activities	(182,539)	(304,291)
Cash flow from financing activities:
Repayment of notes payable	(45,402)	(72,859)
Proceeds from issuance of May 2024 Notes and warrants, net of issuance costs of $245,150	2,255,851	–
Proceeds from exercise of Series B Warrants	130,522	–
Proceeds from exercise of buy down warrants	3,500	–
Proceeds from issuance of common stock from public offering, net of issuance costs of $501,300	–	3,998,700
Proceeds from issuance of convertible notes and warrants, net of issuance costs of $586,968	–	3,913,032
Proceeds from exercise of stock options	–	25,000
Net cash provided by financing activities	2,344,471	7,863,873

NET CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(6,036,171)	(3,018,970)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT BEGINNING OF PERIOD	8,193,346	11,537,842
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	$2,157,175	$8,518,872

SUPPLEMENTAL CASH FLOW INFORMATION

	2024	2023
Supplemental disclosure of cash flow information:
Cash paid for interest	$26,267	$4,648
Cash paid for income taxes	$–	$–

Non-cash transactions
Conversion of Convertible Notes for common stock	$7,414,025	$–
Exchange of Convertible Notes for Preferred Stock	$24,716,118	$–
Reclassification of warrant liability to equity for cashless exercise of Series A Warrants	$17,352,653	$–
Reclassification of warrant liability to equity for modification of Series B Warrants	$3,405,662	$–
Exchange of finished goods inventory with vendor for raw materials inventory	$323,312	$–
Acquisition of property and equipment with note payable	$–	$96,024

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

In February and March 2024, certain holders of the May 2023 Convertible Notes issued in May 2023 converted approximately $7.4 million of principal to common stock. In March 2024, the holders exchanged the remaining May 2023 Convertible Notes of $24.7 million for Series A Convertible Preferred Stock (“Preferred Stock”) with a $1,000 per share value and an initial conversation price of $133.00 per share for common stock (see Note 10). All covenants from the Convertible Notes were terminated upon this exchange.

As discussed further in Note 7 below, on May 22, 2024, the Company issued senior notes with an aggregate principal amount of $2,942,170 due May 22, 2025 (the “May 2024 Notes”) for net proceeds of $2,255,851. The holders of the May 2024 Notes also received fully vested warrants (the “May 2024 Note Warrants”) to purchase 101,463 shares of the Company’s common stock at an exercise price of $29.00 per share. The May 2024 Note Warrants are exercisable beginning November 23, 2024 and expire November 23, 2029.

Management anticipates that our cash on hand as of June 30, 2024 plus the cash expected to be generated from operations will not be sufficient to fund planned operations beyond one year from the date of the issuance of the financial statements as of and for the three and six months ended June 30, 2024. There can be no assurance that additional funding, if needed, would be available to the Company on acceptable terms, or at all. These factors raise substantial doubt regarding our ability to continue as a going concern. The consolidated financial statements do not include any adjustments that may result should the Company be unable to continue as a going concern.

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

On December 26, 2023, the Company was notified by Nasdaq that it is not in compliance with Nasdaq’s Listing Rule 5810(c)(3)(A)(iii) as the closing bid price of our common stock had been below $0.10 for ten consecutive trading days from December 11, 2023 through December 22, 2023 and was subject to delisting on January 2, 2024. On January 4, 2024, the Company received notice from Nasdaq that it did not meet the MVLS requirement and it was subject to delisting. The Company submitted a hearing request to Nasdaq’s Hearings Department for both of these matters, which stayed the suspension of the Company’s common stock. The Company participated in a hearing with Nasdaq’s Hearings Department on March 26, 2024 and on April 2, 2024, they informed the Company that the Company has until June 24, 2024 to regain compliance with the above listing rules.

On June 11, 2024, the Company received a notice from the Nasdaq that the Company no longer met the minimum 500,000 publicly held shares requirement for Nasdaq and, as such, it no longer complied with Listing Rule 5550(a)(4). Furthermore, the notice indicated that this matter would serve as an additional basis for delisting the Company’s securities from Nasdaq, that the Panel would consider this matter in their decision regarding the Company’s continued listing on Nasdaq, and that the Company should present its views with respect to this additional deficiency to the Panel in writing no later than June 18, 2024. On June 18, 2024, the Company submitted a letter to Nasdaq notifying them that the Company was in compliance with Listing Rule 5550(a)(4) due to the issuance of additional shares of common stock from the conversion of Preferred Stock to common stock by certain Preferred Stockholders.

On July 17, 2024, Nasdaq informed the Company that it had regained compliance with the above listing rules but will continue to be monitored for ongoing compliance.

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

On February 23, 2024, Katherine Hale resigned her position as Chief Marketing Officer. Ms. Hale was provided a severance amount of $112,500 which was paid out over three monthly installments beginning in March 2024.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Unaudited Financial Information

The accompanying interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2023, which was filed with the Securities and Exchange Commission ("SEC") on March 28, 2024. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with U.S. GAAP have been omitted from this report on Form 10-Q pursuant to the rules and regulations of the SEC.

Results for the interim periods in this report are not necessarily indicative of future financial results and have not been audited by our independent registered public accounting firm. In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments necessary to present fairly our interim consolidated financial statements as of June 30, 2024, and for the three and six months ended June 30, 2024 and 2023. These adjustments are of a normal recurring nature and consistent with the adjustments recorded to prepare the annual audited consolidated financial statements as of December 31, 2023.

Basis of Presentation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All intercompany accounts, transactions and balances have been eliminated in consolidation.

As discussed in Note 10, the Company completed a reverse 1 for 100 stock split on June 6, 2024, a reverse 1 for 45 stock split on February 2, 2024 and a reverse 1 for 5 stock split on October 13, 2023. All share and per share amounts have been adjusted to reflect the impact of these reverse stock splits.

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

Cash, Cash Equivalents and Restricted Cash

Cash and cash equivalents include short-term investments with original maturities of 90 days or less at the date of purchase. The recorded value of our cash and cash equivalents approximates their fair value. There were no cash equivalents as of June 30, 2024 or December 31, 2023. Restricted cash includes cash restricted as collateral for the Company’s corporate credit cards.

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

Certain vendors require the Company to pay an upfront deposit before they manufacture and ship the Company’s vehicles, parts or accessories. These payments are classified as prepaid inventory deposits on the balance sheet until title and risk of loss transfers to the Company, at which time they are classified as inventory.

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

The Company transferred substantially all of its raw materials and work-in-process inventory for the Grunt to the third party manufacturer in the second quarter of 2023. Title to the inventory transferred to the third party manufacturer and it provides the Company with a credit towards future purchases of the Grunt EVO.

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

Debt

The fair value of the Company’s debt, which approximated the carrying value of the Company’s debt as of June 30, 2024 and December 31, 2023. Factors that the Company considered when estimating the fair value of its debt included market conditions, and term of the debt. The level of the debt would be considered as Level 2.

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

Subsequent Measurement - Financial instruments classified as liabilities

The Company records the fair value of its financial instruments classified as liabilities at each subsequent measurement date. The changes in fair value of its financial instruments classified as liabilities are recorded as other expense/income. The Monte Carlo simulation is used to determine the fair value of derivatives for instruments with embedded conversion features and for free standing warrants as discussed further in Note 8.

Additional Disclosures Regarding Fair Value Measurements

The carrying value of cash, accounts receivable, inventory, other assets, and accounts payable and accrued expenses approximate their fair value due to the short-term maturity of those items.

Warrant Liabilities and Convertible Liabilities

The fair value of the derivative liabilities and warrant liabilities is classified as Level 3 within the Company’s fair value hierarchy. Refer to Note 8, Derivative Instruments, for further discussion of the measurement of fair value of the derivatives and their underlying assumptions.

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

On January 8, 2024, the Company notified the manufacturer of the Volcon Youth motorcycles that it was terminating the co-branding and distribution agreement with them due to lower than anticipated sales of these units. In March 2024, the Company agreed to allow the manufacturer to keep all fully paid for units manufactured and held by the manufacturer, cease selling the Volcon Youth Motorcycles as of June 30, 2024, and pay cash of $2,070,000 which includes a payment of $370,000 in March 2024 and $100,000 monthly for seventeen months starting April 2024. The settlement was recorded in the financial statements for the year ended December 31, 2023. The balance of the liability as of June 30, 2024, is $1,400,000. As discussed below, the Company has written down this inventory to its estimated net realizable value.

In June 2024, the Company was notified by the manufacturer of a suspension component for the Stag that due to the Company’s initial production forecast provided by the third party manufacturer of the Stag, the vendor had acquired raw materials to fulfill several months’ worth, of this component needed for the forecast. Although the Company had provided updated forecasts to the third party manufacturer of the Stag, the revised forecasts were not provided timely to this vendor. The Company entered into an agreement to pay for the excess raw materials by making weekly payments in the amount of $15,704 over an eighteen-month period once the Company can validate the inventory quantities and amounts paid by the vendor, which is expected to be completed by August 2024. The Company recorded a liability of $633,936 and $483,493 in vendor settlements current and long-term, respectively, as of June 30, 2024 and an expense of $1,117,429 in costs of goods sold for the three and six months ended June 30, 2024.

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

NOTE 3 – INVENTORY

Inventory consists of the following:

	June 30, 2024	December 31, 2023
Raw materials	$7,557,689	$6,770,892
Finished goods	2,028,639	2,202,242
Total inventory	$9,586,328	$8,973,134

As of June 30, 2024, the Company has purchase commitments for future payments due for inventory of $352,004.

NOTE 4 – LONG – LIVED ASSETS

Property and Equipment

Property and equipment consist of the following:

	June 30, 2024	December 31, 2023
Machinery, tooling and equipment	$282,232	$1,015,568
Vehicles	193,670	213,528
Internal use manufactured vehicles	195,559	22,906
Fixtures & furniture	90,768	90,768
Leasehold improvements	44,663	44,663
Computers	220,588	221,571
	1,027,480	1,609,004
Less: Accumulated depreciation	(402,314)	(350,397)
Total property and equipment	$625,166	$1,258,607

Depreciation expense for the three and six months ended June 30, 2024 was $99,517 and $197,237, respectively. Depreciation expense for the three and six months ended June 30, 2023 was $53,330 and $103,718, respectively.

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

The following table provides the maturities of notes payable as of June 30, 2024:

Remainder of 2024	$5,451
2025	10,898
2026	10,898
2027	10,898
2028	10,898
2029	1,816
Total future payments	50,859
Less: Interest	(11,849)
Total notes payable	39,010
Less current portion	(6,784)
Long-term notes payable	$32,226

NOTE 6 - CONVERTIBLE NOTES

On August 24, 2022, the Company issued senior convertible notes (“Convertible Notes”) with an aggregate principal amount of $27,173,913 due February 24, 2024. The holders of the Convertible Notes also received fully vested warrants (the “Note Warrants”) to purchase 403 shares of the Company’s common stock at an initial exercise price of $64,125.00 per share. The conversion and warrant exercise prices were subject to adjustment if the Company declared a stock dividend, stock split or recapitalization. The Company incurred debt issuance costs of $3,316,409 upon issuance of the Convertible Notes, which includes $616,730 for the fair value of the warrants issued to the placement agent of the Convertible Notes as further described in Note 10. These debt issuance costs were amortized as additional interest expense through May 24, 2023 when the Convertible Notes were exchanged as discussed below.

The Company allocated the net proceeds received from the issuance of the Convertible Notes and Note Warrants based on the relative fair values of each resulting in net proceeds of $15,122,345 being allocated to the Convertible Notes and net proceeds of $6,561,247 being allocated to the Note Warrants which was recorded in equity. The Company recorded non-cash interest expense through May 24, 2023 to accrete the allocated value of the Convertible Notes using the effective interest method and an interest rate of 39.6%. Interest expense, including amortization of issuance costs, recorded for the Convertible Notes for the three and six months ended June 30, 2023 was $1,136,997 and $2,913,632, respectively, prior to the recognition of the unamortized discount and issuance costs upon issuance of the addition senior convertible notes noted below.

On May 24, 2023, the Company issued additional Senior Convertible Notes (“New Notes”) with an aggregate principal amount of $4,934,783 due February 24, 2024 to the same investors of the Convertible Notes. The New Notes had an initial conversion price of $57,150.00 per share of common stock, which was adjusted to $16,875.00 upon stockholder approval received on August 3, 2023. The conversion price was also subject to further adjustment if the Company completed an equity or convertible note offering with a price below $16,875.00, or completed a stock split, reverse stock split or recapitalization where the lowest day’s volume weighted average price (“VWAP”) of the Company’s stock price is below $16,875.00 in the five days following the stock split, with a floor price of $0.22 (subject to stockholder approval, which was obtained on August 3, 2023). The conversion price was also subject to further adjustment if the Company completed an equity or convertible note offering with a price below $16,875.00. The New Notes were issued with an original issue discount of 8.8% and did not bear interest unless an event of default had occurred, upon which interest accrued at 10% per annum.

The holders of the New Notes also received fully vested warrants (the “New Warrants”) to purchase 242 shares of the Company’s common stock at an initial exercise price of $24,525.00 per share. The New Warrants expire August 24, 2027.

The Company incurred debt issuance costs of $586,968 upon issuance of the New Notes and New Warrants. The Company amortized these issuance costs as additional interest expense over the remaining term of the New Notes.

Concurrent with the issuance of the New Notes, the Company exchanged the Convertible Notes into two new notes, Series A Notes and Series B Notes both due February 24, 2024 (collectively the “Exchange Notes” and collectively with the New Notes the “May 2023 Notes”). The aggregate principal amount of Series A Notes was $3,690,422 and these were convertible into the Company’s common stock at an initial conversion price of $16,875.00 per share. The aggregate principal amount of the Series B Notes was $23,483,491 and were convertible into the Company’s common stock at an initial conversion price of $24,525.00 which was adjusted to $16,875.00 upon stockholder approval received on August 3, 2023.

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

The Company estimated the fair value of the conversion features of the New Notes, Exchange Notes, New Warrants and Exchange Warrants as of May 24, 2023, as discussed in Note 8 below.

The Company recognized interest expense of $406,353 in the three and six months ended June 30, 2023 for the amortization of debt issuance costs and the accretion of the discount on the May 2023 Notes.

The Company also exchanged the 403 Note Warrants with an exercise price of $64,125.00 per share issued with the Convertible Notes in August 2022 for 759 warrants which had an initial exercise price of $24,525.00 per share (the “Exchange Warrants”) and was adjusted to $16,875.00 per share upon stockholder approval received on August 3, 2023. The Exchange Warrants expire August 24, 2027.

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

In September 2023, the Company and the holders of the Exchange Warrants entered into a warrant inducement agreement whereby the Exchange Warrant holders agreed to exercise 69 Exchange Warrants at a reduced exercise price of $7,875.00 per share. The Company issued the holders 70 warrants (“Reload Warrants”) with an initial exercise price of $11,250.00 per share. The Reload Warrants are immediately exercisable for unregistered shares of the Company’s common stock and have the same terms as the May 2023 Warrants and expire August 24, 2027. The Company recognized equity issuance costs of $216,855 for the issuance of the Reload Warrants.

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

In September 2023, the Company completed a public offering and sold 63 shares of common stock at $11,250.00 per share. The holders of the May 2023 Notes waived their right to reduce the conversion price to the equity issuance price and agreed to reduce the conversion price to $12,375.00 per share. The exercise price of the May 2023 Warrants was reduced to $11,250.00 per share as a result of the public offering.

On October 13, 2023, the Company completed a 1 for 5 reverse stock split and the lowest day’s VWAP in the five days following the reverse split was $6,160.50 per share and the conversion price of the May 2023 Notes, and the exercise price of the May 2023 Warrants were reduced to $6,160.50 per share effective October 20, 2023. On February 2, 2024, the Company completed a reverse 1 for 45 stock split. As a result, the conversion price of the May 2023 Notes and exercise price of the May 2023 Warrants were subject to adjustment to the lowest day’s VWAP in the five-day period following the reverse split, which was $186.46 per share effective February 12, 2024.

During the three months ended March 31, 2024, $7,414,025 of principal of the May 2023 Notes were converted into 39,763 shares of common stock. The Company recognized a loss of $333,544 on the conversion including the write off of $55,490 of unamortized debt issuance costs. The remaining principal of the May 2023 Notes of $24,716,118 was exchanged for 24,698 shares of Series A convertible Preferred Stock with a stated value of $1,000 and an initial conversion price of $1.33. The Company recognized a loss on the exchange of the Convertible Notes for Preferred Stock of $1,314,065, which includes unamortized issuance costs of $182,009, in the six months ended June 30, 2024.

As a result of the exchange for Preferred Stock, the May 2023 Notes are no longer outstanding, there are no remaining covenants related to the May 2023 Notes that the Company must comply with and the security interest on the assets of the Company has been released by the noteholders. The May 2023 Warrants exercise price was reduced to $133.00 as a result of this exchange. See further discussion in Note 10.

NOTE 7 - MAY 2024 SENIOR NOTES

On May 22, 2024, the Company issued senior notes with an aggregate principal amount of $2,942,170 due May 22, 2025 (the “May 2024 Notes”) for proceeds before expenses of $2,501,001 (issuance costs were $245,150). The notes were issued with an original issue discount of 15% and do not bear interest unless an event of default occurs, upon which interest will accrue at 10% per annum. Pursuant to the terms of the May 2024 Notes, if the Company completes an equity or debt offering while any principal of the May 2024 Notes is outstanding, thirty percent of the proceeds from such offering are required to be used to repay the outstanding principal of the May 2024 Notes until they are fully repaid. The holders of the May 2024 Notes also received fully vested warrants (the “May 2024 Note Warrants”) to purchase 101,463 shares of the Company’s common stock at an exercise price of $29.00 per share. The May 2024 Note Warrants are exercisable beginning November 23, 2024 and expire November 23, 2029. The number of warrants and the exercise price are subject to adjustment if the Company declares a stock dividend, stock split or recapitalization.

The Company allocated the net proceeds received from the issuance of the May 2024 Notes and May 2024 Note Warrants based on the relative fair values of each resulting in net proceeds of $1,232,651 being allocated to the May 2024 Notes recorded as a current liability in the balance sheet and net proceeds of $1,023,200 being allocated to the May 2024 Note Warrants which was recorded in equity.

Principal amount	$2,942,170
Unamortized discount and issuance costs	(1,525,700)
Net carrying amount	$1,416,470

During the three and six months ended June 30, 2024, the Company recorded non-cash interest expense of $183,819 to accrete the allocated value of the May 2024 Notes, which includes the amortization of debt issuance costs. As discussed further in Note 15, the May 2024 Notes were fully repaid on July 12, 2024.

NOTE 8 - DERIVATIVE FINANCIAL INSTRUMENTS AND WARRANT LIABILITIES

May 2023 Notes and May 2023 Warrants

As discussed in Note 6, the Company recognized a loss on the extinguishment of the Convertible Notes based on the fair values of the May 2023 Notes including the conversion feature, and the May 2023 Warrants. The Company determined that there was a derivative liability associated with the conversion features in the May 2023 Notes due to the conversion price being subject to stockholder approval in the conversion feature. Therefore, the Company separated the conversion features from the May 2023 Notes and recorded them at fair value and continued to adjust them to fair value until stockholder approval was received on August 3, 2023 as the conversion price is then only adjusted based on anti-dilutive provisions. The Company also determined that the May 2023 Warrants were derivative liabilities due to the potential adjustment in the exercise prices being subject to stockholder approval. Once stockholder approval was received on August 3, 2023, the exercise price of the warrants only adjusts based on anti-dilutive provisions and they are no longer derivative liabilities

The fair value of the conversion features and warrant liabilities were calculated using a Monte Carlo simulation and the following assumptions and methodologies:

	May 24, 2023	August 3, 2023
Conversion Feature Liabilities
Company stock price on valuation date	$15,750.00	$12,397.50
Volatility (closing prices of guideline comparable public companies)	86.3%	84.1%
Conversion price per share	$16,875.00	$16,875.00
Note term (years)	0.76	0.56
Risk free interest rate	5.1%	5.4%

Warrant Liabilities
Company stock price on valuation date	$15,750.00	$12,397.50
Volatility (closing prices of guideline comparable public companies)	119.2%	115.0%
Conversion price per share	$16,875.00	$16,875.00
Warrant term (years)	4.25	4.06
Risk free interest rate	3.8%	4.3%

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

Based on the above factors, the estimated fair value of the Company’s derivative liabilities carried at fair value at May 24, 2023 and August 3, 2023 as follows:

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

On August 3, 2023, stockholders approved the adjustment of the conversion price of the New Notes and Exchange Notes and the exercise price of the New Warrants and Exchange Warrants. The conversion and exercise prices can adjust to a floor of $0.22 per share based on certain events defined in the agreements related to these instruments. The Company concluded that as of August 3, 2023, the conversion feature of the May 2023 Notes and the May 2023 Warrants are no longer derivative liabilities and reclassified them to equity on August 3, 2023. The Company recognized a gain of $5,107,794 for the change in the fair values of the conversion features of the May 2023 Notes for the year ended December 31, 2023, inclusive of the gain recognized as of June 30, 2023.

Series A and Series B Warrants

As discussed in Note 10 below, the Company issued Series A and Series B Warrants (the “November 2023 Warrants”) in connection with the sale of common units and pre-funded warrant units. Under the terms of the November 2023 Warrants, the number and exercise price are subject to adjustment if the Company completes certain transactions specified in these warrant agreements. In addition, the Series A Warrants have a cashless exercise provision, if approved by stockholders, that would allow holders to cashless exercise one warrant for three shares of the Company’s common stock. Such adjustments were subject to stockholder approval (which was received on January 12, 2024) and are further described in Note 10.

The Company has determined that these warrants should be classified as liabilities and has used a Monte Carlo simulation to estimate the fair value. The following assumptions were used in the valuations:

December 31, 2023

Company stock price on valuation date	$4.46
Volatility	141.4%
Risk free interest rate	3.78%
Dividend yield	0.00%
Warrant term (years)	4.9
Time to future transaction (years)	0.63
Future transaction probability	75%

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

Based on the above factors, the estimated fair value of the Series A and Series B Warrant liabilities at December 31, 2023 is as follows:

December 31, 2023
Series A Warrant	$0.2970
Series B Warrant	$0.0799

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

Subsequent to the approval by stockholders of the cashless exercise provision of the Series A Warrant, the fair value of each Series A Warrant is the value of three shares of the Company’s common stock. Based on the closing price of the Company’s common stock on June 28, 2024 of $4.28, the fair value of each Series A Warrant is $12.84 and based on the total number of warrants outstanding of 5,527, the warrant liability for Series A Warrants is $70,970 at June 30, 2024

As discussed in Note 10 below, on May 17, 2024, certain terms of the Series B Warrants were amended, including a cashless exercise provision, which resulted in the Series B warrants no longer being liabilities. The fair value of each Series B warrant is the value of the closing stock price of the Company times 0.81, the cashless exercise exchange ratio. Based on the closing price of the Company’s common stock on May 17, 2024 of $28.90, the fair value of each Series B Warrant is $23.41. A gain of $5,096,488 and a loss of $2,174,673 was recognized in the three and six months ended June 30, 2024, respectively, for the change in fair value of the Series B Warrants. The fair value of the Series B Warrants of $ 3,405,662 as of May 17, 2024 was reclassified to equity.

As discussed in Note 10, certain holders of the Series A and Series B Warrants exercised their warrants. The Company reclassified the fair value of the Series A Warrants exercised on a cashless basis to stockholders equity. The Company recognized a gain of $165,355 from the exercise of the Series B Warrants based on the proceeds received from the exercise and the estimated fair value of the Series B Warrants on the date of exercise.

The following represents the activity associated with the Series A and Series B Warrants for the six months ended June 30, 2024:

	Series A	Series B	Total
Fair value on December 31, 2023	$4,705,245	$1,265,822	$5,971,067
Loss on changes in fair value	12,718,378	2,174,673	14,893,051
Exercise of warrants	(17,352,653)	(34,833)	(17,387,486)
Reclassification to equity	–	(3,405,662)	(3,405,662)
Balance at June 30, 2024	$70,970	$–	$70,970

NOTE 9 – RELATED PARTY TRANSACTIONS

During 2022, the Company issued purchase orders and made prepayments for prototype parts of $21,860 to a vendor that Pink Possum, LLC (“Pink Possum”), an entity controlled by Mr. Okonsky, one of the Company’s founders, Chairman of the Board and former Chief Technology Officer, holds an equity interest of 25% as of June 30, 2024. This vendor is not expected to provide additional prototype or production parts for the Stag.

In November 2020 and February 2021, the Company entered into an operating lease with an entity controlled by the Company’s two founders for its future headquarters and production facility in Liberty Hill, Texas. In October 2021, the Company began discussions for an additional amendment to the lease, in anticipation of manufacturing the Stag at this location, which would have resulted in the monthly payment of $100,000 for the first year of the lease and increasing annually throughout the term of the lease to $107,000 in the final year. Monthly payments for the initial lease and the amended agreement would have begun at the time a certificate of occupancy was received by the landlord. No monthly rent payments were made on these leases.

On April 27, 2022, the Company informed the landlord that it would be terminating the lease. On May 27, 2022, the landlord notified the Company that the landlord would refund $85,756 of the prepaid rent and security deposit balance of $601,818 paid by the Company and the Company recognized a loss on the unrefunded prepaid rent and security deposit amount in 2022. In October 2023, the landlord notified the Company that there were additional costs that exceeded the amount of the refund, and the landlord released the Company from paying any amounts in excess of the original expected refund. The landlord also released the Company from any remaining obligations under the lease and amendments. The Company recognized a loss on the termination of this lease of $85,756 in the year ended December 31, 2023.

On August 28, 2020, the Company entered into consulting agreements with Pink Possum, LLC (“Pink Possum”) an entity controlled by Mr. Okonsky, and Highbridge Consultants, LLC (“Highbridge”), an entity controlled by Mr. Adrian James, a co-founder of the Company, pursuant to which Messrs. Okonsky and James provide the Company with services in exchange for warrants. On March 26, 2021 and March 25, 2021, respectively, Pink Possum and Highbridge entered into amendments to the consulting agreements agreeing to exchange the original warrants for new ten-year warrants to purchase 212 and 278 shares, respectively, of common stock at an exercise price of $22,050.00. The Highbridge warrants were fully exercised on a cashless basis in 2021 and the Pink Possum warrants remain outstanding as of June 30, 2024.

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

In December 2022, the Company entered into an employment agreement with Mr. Okonsky whereby Mr. Okonsky became an employee on January 2, 2023 with an annual salary of $170,000 and healthcare and other benefits that are also provided to all Company employees. The consulting agreement with Pink Possum was terminated upon execution of the employment agreement. However, the warrants to Pink Possum, and the provisions for a Fundamental Transaction and the market capitalization thresholds and related payments owed to Pink Possum if these were to occur remain in effect subsequent to the employment agreement. Mr. Okonsky informed the Company on January 27, 2024 that he would resign his employment and forfeit his salary and benefits effective February 1, 2024.

In March 2024, the Company entered into a consulting agreement with Mr. Okonsky and he is entitled to a monthly fee of $5,000 and payment of 1% of the gross proceeds from any merger, sale or change of control transaction (as determined by the board of directors) entered by the Company for a period of up to 6 months following the termination of the consulting agreement. The consulting agreement has a 24 month term and is cancelable by either party with 30 days notice. This consulting agreement terminates any remaining provisions of the Pink Possum agreement noted above other than the warrants remain outstanding.

NOTE 10 – STOCKHOLDERS’ EQUITY

On June 14, 2023, the Company’s stockholders approved an increase in the Company’s authorized shares of common stock from 100,000,000 to 250,000,000. In addition, the Company is authorized to issue 5,000,000 shares of preferred stock with a par value of $0.00001. The specific rights of the preferred stock, when so designated, shall be determined by the board of directors.

On October 13, 2023, the Company completed a reverse 1 for 5 stock split. On February 2, 2024, the Company completed a reverse 1 for 45 stock split. On June 6, 2024, the Company completed a reverse 1 for 100 stock split. Any fractional shares as a result of the reverse stock splits were rounded up to one full share of common stock.

Common Stock

On May 24, 2023, the Company sold 267 shares of its common stock in a public offering at $16,875.00 per share. The Company received net proceeds of $3,998,685 after underwriter commissions and expenses of $501,300.

On September 18, 2023, the Company sold 63 shares of its common stock in a public offering at $11,250.00 per share. The Company received net proceeds of $571,400 after underwriter commissions and expenses of $128,600. The underwriter was also issued a warrant to purchase 13 shares of the Company’s common stock at an exercise price of $14,062.50 per share that expires 5.5 years from the date of issuance. The underwriter agreement provided the underwriter with a right of first refusal for any additional securities third parties offerings within twelve months of this offering.

As discussed in Note 6 above, on May 24, 2023 the Company issued the May 2023 Notes and May 2023 Warrants, along with the warrants to the placement agent in August 2022 with the issuance of the Convertible Notes. The Company received consent from the underwriter to issue such securities. In addition, the Company was required to reserve 4,806 shares of common stock for future issuance of shares for the conversion of the May 2023 Notes and exercise of the May 2023 Warrants and 27 shares for the exercise of the placement agent warrants.

Series A Convertible Preferred Stock

On March 4, 2024, the Company designated 25,000 shares of preferred stock as Series A Convertible Preferred Stock with a par value of $0.00001 per share and exchanged the remaining May 2023 Notes (principal of $24,694,670) for Preferred Stock. For each $1,000 of May 2023 Note principal, one share of Preferred Stock was issued with a stated value of $1,000, and any principal held by an investor below $1,000 was granted one additional share of Preferred Stock. A total of 24,698 shares were issued in connection with the exchange. The Preferred Stock is initially convertible into share of the Company’s common stock at $133.00 per share. Conversion of Preferred Stock to common stock of the Company by the holders of the Preferred Stock is limited based on ownership restrictions of either 4.99% or 9.99%. The conversion price is subject to adjustment for anti-dilution provisions with an initial floor of $98.00 per share, subject to adjustment to $50.00 per share if stockholder approval is received. The stockholders approved this adjustment at the 2024 annual meeting held on May 28, 2024.

The Preferred Stock conversion price per share is subject to adjustment in the event of a stock split based on the lowest 5-day daily VWAP in the five days subsequent to the completion of a stock split. As a result of the reverse stock split completed on June 6, 2024, the conversion price of the Preferred Stock was adjusted to $6.4486.

Through June 30, 2024, holders of Preferred Stock converted $18,323,008 in stated value (18,323 preferred shares) for 1,244,081 shares of common stock. Subsequent to June 30, 2024, all of the remaining Preferred Stock was converted to common stock resulting in 988,069 shares of common stock being issued.

November 2023 Common Units and Pre-Funded Warrant Units

On November 17, 2023, the Company sold (i) 740 common units (“Common Units”), each consisting of one share of the Company’s common stock, a Series A warrant to purchase one share of common stock at an initial exercise price of $2,475.00 per share or pursuant to an alternative cashless exercise option (described below), which warrant will expire on the five-year anniversary of the original issuance date (the “Series A Warrants”) and a Series B warrant to purchase one share of common stock at an initial exercise price of $3,780.00 per share, which warrant will expire on the five-year anniversary of the original issuance date (the “Series B Warrants” and together with the Series A Warrants, the “Warrants”); and (ii) 8,785 pre-funded units (the “Pre-funded Units” and together with the Common Units, the “Units”), each consisting of one pre-funded warrant to purchase one share of common stock (the “Pre-funded Warrants”), a Series A Warrant and a Series B Warrant. The purchase price of each Common Unit was $1,890.00, and the purchase price of each Pre-Funded Unit was $1,889.96. The Pre-Funded Warrants were immediately exercisable and may be exercised at any time until all of the Pre-Funded Warrants are exercised in full. As of December 31, 2023, 8,047 of the Pre-Funded Warrants were exercised and the remaining Pre-Funded Warrants were exercised by January 9, 2024.

In addition, the Company granted the underwriter a 45-day option to purchase additional 1,429 shares of common stock and/or Pre-Funded Warrants, representing up to 15% of the number of common stock and Pre-Funded Warrants sold in the Public Offering, and/or additional 188 Series A Warrants representing up to 15% of the Series A Warrants sold in the Public Offering, and/or additional 188 Series B Warrants representing up to 15% of the Series B Warrants sold in the Public Offering solely to cover over-allotments, if any. The underwriter partially exercised its over-allotment option with respect to 188 Series A Warrants and Series B Warrants. A total of 3,522 each of Series A and B Warrants were issued in the transaction. The net proceeds were approximately $16.2 million (gross proceeds of $18.0 million less fees and expenses of $1.8 million). The gross proceeds and transaction cost were allocated to each of the instruments issued in the offering at their estimated relative fair values. Transaction costs totaling $1,444,547 related to the Series A and Series B Warrants were expensed since these warrants were determined to be liabilities and recorded at their estimated fair values (see Note 8).

Series A Warrants

Each Series A Warrant has an initial exercise price per share equal to $2,475.00, was immediately exercisable upon issuance, and will expire on the five-year anniversary of the original issuance date, or November 17, 2028.

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

As discussed above, the Company completed a 1 for 45 reverse stock split on February 2, 2024. Prior to this reverse split, 18,941 Series A Warrants were exercised under the alternative cashless exercise provision in the period from January 1, 2024 to February 2, 2024. As a result of the 1 for 45 reverse stock split, the total number of Series A Warrants and exercise price for the remaining warrants was adjusted per the provisions of a Share Event and the total number of Series A Warrants became 3,979,955 and the exercise price became $1.8646. A total of 3,937,910 of the Series A Warrants were exercised under the alternative cashless exercise provision subsequent to this reverse stock split and 42,045 remained outstanding prior to the June 6, 2024 reverse stock split.

The Company completed a 1 for 100 reverse stock split on June 6, 2024. As a result of this reverse stock split, the total number of Series A Warrants and exercise price for the remaining warrants was adjusted per the provisions of a Share Event and the total number of Series A Warrants became 12,156 and the exercise price became $6.4486.

As of June 30, 2024, 5,527 Series A Warrants remain outstanding.

Series B Warrants

Each Series B Warrant offered has an initial exercise price per share equal to $3,780.00, was immediately exercisable upon issuance, and will expire on the five-year anniversary of the original issuance date, or November 17, 2028.

Anti-Dilution Provisions

Subject to certain exemptions outlined in the Series B Warrant, for the life of the warrant, if the Company sells, enters into an agreement to sell, or grants any option to purchase, or sells, enters into an agreement to sell, or grants any right to reprice, or otherwise disposes of or issue (or announce any offer, sale, grant or any option to purchase or other disposition) any common stock or convertible security, at an effective price per share less than the exercise price of the Series B Warrant then in effect (a “Dilutive Issuance”), the exercise price of the Series B Warrant will be reduced to an amount equal to the lowest daily VWAP during the period commencing five consecutive trading days following the Dilutive Issuance, subject to a floor price of $13.00; provided that upon the receipt of the Warrant Stockholder Approval at a required Special Meeting (approved on January 12, 2024), the floor price will be removed and, upon a Dilutive Issuance, the number of shares issuable upon exercise of the Series B Warrant shall be proportionally adjusted so that the aggregate exercise price of the Series B Warrant shall remain unchanged.

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

As a result of the reverse 1 for 45 stock split completed on February 2, 2024, the total number of Series B Warrants and exercise price for the remaining warrants was adjusted per the provisions of a Share Event and the total number of Series B Warrants became 71,371 and the exercise price became $186.46. A total of 700 of the Series B Warrants were exercised for proceeds of $130,522 and 70,671 remained outstanding as of March 4, 2024, when the Company exchanged the May 2023 Notes for Series A Convertible Preferred Stock with a conversion price of $133.00 per share, as discussed above. As a result of this exchange, the Series B Warrant amounts and exercise price were further adjusted based on the Anti-Dilution Provisions and the new number of Series B Warrants is 145,461 and the exercise price is $90.59.

On May 17, 2024, the Company entered into separate warrant amendment agreements (collectively, the “Warrant Amendment”) with the holders of a majority-in-interest of the holders of the Company’s Series B warrants issued November 2023. Pursuant to the Warrant Amendment, all outstanding Series B Warrants were amended to delete the following sections: (i) a provision providing for the adjustment of the exercise price and number of shares issuable pursuant to the Series B Warrants if the Company completed a future offering at a price per share less the exercise price of the Series B Warrants then in effect; and (ii) a provision providing for the adjustment of the exercise price and number of shares issuable pursuant to the Series B Warrants if price of the Company’s common stock after the completion of a share split, share dividend, share combination, recapitalization or other similar transaction is less the exercise price of the Series B Warrants then in effect. In addition, the Warrant Amendment provides that the holders may also exercise the Series B Warrants on a cashless basis and receive an aggregate number of shares equal the product of the aggregate number of shares of common stock that would be issuable upon exercise of the Series B Warrants by means of a cashless exercise rather than a cash exercise, multiplied by 0.81.

On May 17, 2024, after giving effect to the Warrant Amendment, the Company and certain holders of Series B Warrants to purchase an aggregate of 137,770 shares of common stock (the “Holders”) entered into separate exchange agreements (the “Agreements”) pursuant to which the Company agreed to exchange the Series B Warrants held by the Holders for shares of Company common stock (or, at the option of the Holder, pre-funded warrants) at a ratio of 0.81 shares of Company common stock (or, at the option of the Holder, pre-funded warrants) for each whole Series B Warrant. A total of 73,421 pre-funded warrants with an exercise price of $0.001 and 38,179 shares of common stock were issued to the Holders.

As of June 30, 2024, 1,079 Series B Warrants remain outstanding and all of the pre-funded warrants have been fully exercised.

Other Warrants

As discussed in Note 6, the Company issued the Note Warrants, which were fully vested, to purchase 403 shares of the Company’s common stock at an initial exercise price of $64,125.00. The Note Warrants expire August 24, 2027. Also, the Company issued to the placement agent of the Convertible Notes, fully vested warrants to purchase 27 shares of the Company’s common stock at an exercise price of $80,156.25. The warrants were not exercisable until February 24, 2023 and expire on February 24, 2028. The Company valued all of these warrants using the closing price of the Company’s common stock on August 24, 2022 of $54,900.00, volatility of 79.81% based on peer companies, risk free interest rate of 3.03%, no dividends and an estimated life of 2.5 years.

In May 2023, all of the Note Warrants to purchase 403 shares of the Company’s common stock were exchanged for Exchange Warrants to purchase 759 shares of the Company’s common stock with an initial exercise price of $24,525.00 per share (which was adjusted to $16,875.00 per share upon stockholder approval which was received on August 3, 2023). The Exchange Warrants expire August 24, 2027. Also in May 2023, in connection with the issuance of the New Notes, the Company also issued New Warrants (together with the Exchange Warrants the “May 2023 Warrants”) to purchase 242 shares of common stock at an initial exercise price of $24,525.00 (which was adjusted to $16,875.00 per share upon stockholder approval which was received on August 3, 2023). The exercise price of the May 2023 Warrants were further adjusted due to the reverse 1 for 5, 1 for 45 and 1 for 100 reverse stock splits completed in October 2023, February 2024 and June 2024, and for the issuance of the Preferred Stock discussed above. The exercise price for the May 2023 Warrants as of June 30, 2024 are $6.4486.

As noted below, 69 of the Exchange Warrants were exercised at a price of $7,875.00 per share and 69 Reload Warrants were issued with an exercise price of $11,250.00 per share. In October 2023, the Reload warrant exercise price was reduced to $6,160.50. The Reload warrants expire August 24, 2027. Due to the reverse 1 for 100 stock split completed in June 2024, the exercise price of the Reload Warrants was adjusted to $6.4486.

On October 13, 2023, the Company entered into an amendment (the “Amendment”) to its Stag UTV development and Stag supplier agreements with GLV Ventures (“GLV”). Pursuant to the Amendment, GLV agreed to provide the Company with extended payment terms and provide the Company with credit against new vehicles for the value of certain parts purchased by the Company. In consideration for entering into the Amendment No. 1, the Company agreed to issue GLV (or its designee) five-year warrants to purchase 90 shares of Company common stock with an exercise price of $9,450.00 per share, which was equal to the closing price of the Company’s common stock on the date of the Amendment No. 1, 45 shares were fully vested upon issuance and the remaining warrants vested 45 days from the issuance date.

Warrant Inducements

On October 13, 2023, the Company entered into an inducement offer letter agreement (the “Inducement Letter”) with the three holders (each, a “Holder”) of the May 2023 Warrants. The Company agreed to reduce the exercise price of up to 217 to the lesser of (i) $7,875.00 (after giving effect to the stock splits noted above) and (ii) the exercise price in effect at the time of exercise of the Existing Warrants if further adjusted in accordance with the terms of the May 2023 Warrants ($6,160.50 per share after adjustment for the lowest day’s VWAP for the five days following the reverse stock split). The reduction of the exercise price of such Existing Warrants remained in effect until October 27, 2023 (the “Inducement Period”). In addition, pursuant to the Inducement Letter, the Holders who exercise such Existing Warrants for cash on or prior to October 27, 2023 would receive a new warrant (“Reload Warrant”) to purchase the same number of shares of common stock equal to the number of shares of common stock exercised and at the same exercise price as the Existing Warrants. The exercise price for any Warrants not exercised prior to the end of the Inducement Period would not result in a change in the exercise price under the original terms of the Existing Warrants. The Holders exercised 25 warrants of the 217 warrants available for exercise. Due to the reverse 1 for 100 stock split completed in June 2024, the exercise price of the remaining Existing Warrants not exercised in this inducement and the Reload Warrants granted for the Existing Warrants exercised were adjusted to $6.4486.

On October 29, 2023, in an effort to raise cash, the Company entered into an inducement offer letter agreement (the “Inducement Reprice Letter”) with the Holders of the Company’s May 2023 Warrants. Pursuant to the Inducement Reprice Letter, in exchange for an aggregate cash payment of $346,500, the Company reduced the exercise price with respect to May 2023 Warrants exercisable into an aggregate of 78 shares of common stock from $6,160.50 per share to $45.00 per share. On January 10, 2024, the Holders exercised these warrants.

As discussed in Note 7, the Company issued the May 2024 Note Warrants on May 22, 2024, which are fully vested, to purchase 101,463 shares of the Company’s common stock at an exercise price of $29.00. The Note Warrants are initially exercisable on November 23, 2024 and expire on November 23, 2029. The Company valued these warrants using the closing price of the Company’s common stock on May 22, 2024 of $22.00, volatility of 155.00% the Company’s historical volatility, risk free interest rate of 4.47%, no dividends and a life of 5.5 years.

The following is the activity related to common stock warrants during the six months ended June 30, 2024:

	Common Stock Warrants
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Life in years	Intrinsic Value

Outstanding at January 1, 2024	56,142	$248.30
Granted	319,739	$42.00
Canceled	–	$–
Expired	–	$–
Exercised	(266,599)	$50.46
Outstanding at June 30, 2024	109,282	$127.35	5.32	$–
Exercisable at June 30, 2024	7,821	$1,403.18	4.31	$–

NOTE 11 – STOCK-BASED COMPENSATION

In January 2021, the Company’s board of directors adopted the Volcon, Inc. 2021 Stock Plan, (the “2021 Plan”). The 2021 Plan is a stock-based compensation plan that provides for discretionary grants of stock options, stock awards, and restricted stock unit awards to employees, members of the board of directors and consultants (including restricted stock units issued prior to the adoption of the plan as further discussed below). The Company has reserved 312 shares of the Company’s common stock for issuance under the 2021 Plan. To the extent that an award, if forfeitable, expires, terminates or lapses, or an award is otherwise settled in cash without the delivery of shares of common stock to the participant, then any unpaid shares subject to the award will be available for future grant or issuance under the 2021 Plan. Shares available for issuance under the 2021 Plan as of June 30, 2024, were 122 shares. Awards vest according to each agreement and as long as the employee remains employed with the Company or the consultant continues to provide services in accordance with the terms of the agreement.

Restricted Stock Units

There were no restricted stock units outstanding in 2024 and no expense was recognized for any period of 2024. In February 2023, 2 RSUs were subject to cancellation due to termination of employment. However, the Company entered into a modification to allow the employee to fully vest in these RSUs as part of a severance agreement. The Company recorded additional expense of $31,487 during the six months ended June 30, 2023 related to this modification.

For the three and six months ended June 30, 2023, the Company recognized expense for RSUs of $23,550 and $77,323, respectively.

Performance Shares

In 2022 the compensation committee approved reserving 12 shares from the 2021 Plan to issue based on achievement of the Company’s 2022 performance milestones to employees who are employed in 2022 and were active employees on the date of approval in 2023 by the compensation committee. On February 6, 2023 the compensation committee of the board of directors approved a grant of 7 shares (7 were issued due a forfeiture of 1 share and 1 share withheld for payment of employee withholding taxes) for the achievement of some of the Company’s 2022 performance milestones. The Company recognized share-based compensation expenses of $257,717 related to the grant of these shares in the six months ended June 30, 2023.

In addition, the compensation committee also approved reserving 12 shares from the 2021 Plan to issue to employees based on achievement of the Company’s 2023 performance milestones to employees who were employed in 2023 and are active employees on the date of approval in 2024 by the compensation committee. No shares were approved for grant by the compensation committee for 2023 performance milestones.

Stock Options

The following summarizes activity relating to common stock options to employees and consultants for services during the six months ended June 30, 2024:

	Common Stock Options
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Life in years	Intrinsic Value
Outstanding at January 1, 2024	243	$44,352.41
Granted	1	$450.00
Forfeited	(41)	$77,498.78
Canceled	(50)	$27,720.00
Outstanding at June 30,2024	153	$40,618.53	8.13	$0
Exercisable at June 30, 2024	93	$56,968.55	7.64	$0

The Company valued the options using the closing stock price of the Company’s common stock on the date of grant and the following assumptions:

	2024	2023
Volatility (based on the Company’s volatility in 2024 and peer companies in 2023)	170%	79% - 83%
Risk free interest rate	4.5%	3.54% - 4.77%
Dividends	None	None
Estimated life in years	6	6

During the three and six months ended June 30, 2024, the Company recognized share-based compensation (benefit) expense of $287,751 and $285,829, respectively, related to common stock options. The share-based compensation for the three and six months ended June 30, 2024 includes a net benefit of $1,922 for the three months ended March 31, 2024 primarily due to forfeiture of unvested stock options from employees who terminated during the period ended March 31, 2024, which offset the expense from stock options outstanding for current employees. During the three and six months ended June 30, 2023 the Company recognized share-based compensation expenses of $601,844, and $1,605,504, respectively, related to common stock options. The Company will not recognize any additional stock compensation expense for outstanding awards at June 30, 2024 as all remaining expense for unvested options was recognized as of June 30, 2024 as it was not significant.

Total stock-based compensation recorded for the three and six months ended June 30, 2024 and 2023 for all stock-based compensation awards, including warrants, has been recorded as follows:

	Three Months Ended June 30, 2024	Three Months Ended June 30, 2023	Six Months Ended June 30, 2024	Six Months Ended June 30, 2023
Cost of Goods Sold	$(1,186)	$149,601	$(11,828)	$356,079
Sales and Marketing	67,001	233,113	11,930	544,871
Product Development	83,733	100,379	126,337	308,971
General and Administrative	138,203	142,301	159,390	472,906
Total	$287,751	$625,394	$285,829	$1,682,827

NOTE 12 – LOSS PER COMMON SHARE

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

	Three months	Three months	Six months	Six months
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023

Numerator:

Net loss	$(606,418)	$(23,028,194)	$(26,654,462)	$(30,327,663)

Denominator:

Denominator for basic and diluted net loss per common share - weighted average of common shares	401,802	1,205	240,759	1,148

Basic and diluted net loss per common share	$(1.51)	$(19,110.53)	$(110.71)	$(26,417.82)

Common shares consisting of shares potentially dilutive as of June 30, 2024 and 2023 are as follows:

	June 30, 2024	June 30, 2023
Convertible Notes	–	1,263
Preferred Stock	988,069
Warrants	109,282	1,268
Stock options	153	146
Restricted stock units	–	3
Total	1,097,504	2,680

NOTE 13 – INCOME TAXES

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

The components of income tax expense (benefit) for the three and six months ended June 30, 2024 and 2023 are as follows:

	Three Months Ended June 30, 2024	Three Months Ended June 30, 2023	Six Months Ended June 30, 2024	Six Months Ended June 30, 2023

Expected federal income tax benefit at statutory rate	(127,347)	$(4,835,911)	$(5,597,436)	$(6,368,799)
Non-deductible expenses	(467,057)	4,782,518	(500,213)	4,902,332
Research and development credit	–	–	–	(148,811)
Prior year true up	2,703,415	–	3,235,732	–
Change in valuation allowance	(2,109,011)	53,393	2,861,917	1,615,278
Income tax benefit	$–	$–	$–	$–

Significant components of the Company's deferred tax assets and liabilities at June 30, 2024 and December 31, 2023 are as follows:

	June 30, 2024	December 31, 2023
Deferred tax assets
Net operating losses	$21,575,396	$15,468,757
Debt basis difference	–	5,121,397
Depreciation and amortization	1,422,327	1,701,768
Research & development credit	1,099,535	1,099,535
Lease liability	205,964	246,704
Stock-based compensation	–	3,235,732
Inventory	–	152,749
Accrued expenses	190,471	66,909
Capital loss carryover	176,949	176,950
Dealer rebates	–	459,713
Vendor settlements and reserves	556,625	–
Other	63,693	21,828
Total	25,290,960	27,752,042
Valuation allowance	(24,911,536)	(27,171,016)
Net deferred tax asset	379,424	581,026
Deferred tax liabilities
Prepaid expenses	(181,750)	(342,421)
Right-of-use assets	(197,674)	(238,605)
Total net deferred taxes deferred tax liabilities	$–	$–

Management currently believes that since the Company has a history of losses it is more likely than not that the deferred tax regarding the loss carry forwards and other temporary differences will not be realized in the foreseeable future. Due to the impact of the reverse stock split in June 2024 on the adjusted number of outstanding options and exercise prices, the Company concluded that it is a remote possibility that any options will be exercised and therefore wrote off the deferred tax asset and related valuation allowance for stock-based compensation. The utilization of the Company’s net operating losses and credit carryovers may be subject to limitation due to the “change in ownership provisions” under Section 382 of the Internal Revenue Code. The Company’s cumulative net operating loss carry forward of $102.7 million as of June 30, 2024, may be limited in future years depending on future taxable income in any given fiscal year. The net operating losses can be carried forward indefinitely.

The Company has recorded no liability for income taxes associated with unrecognized tax benefits at the date of adoption and has not recorded any liability associated with unrecognized tax benefits. Accordingly, the Company has not recorded any interest or penalty in regard to any unrecognized benefit.

NOTE 14 – LEASES

The components of lease cost for operating leases for the three and six months ended June 30, 2024 and 2023 is as follows:

	Three Months Ended June 30, 2024	Three Months Ended June 30, 2023	Six Months Ended June 30, 2024	Six Months Ended June 30, 2023
Lease Cost
Operating lease cost	117,249	$117,250	$234,498	$234,499
Short-term lease cost	37,230	29,730	75,191	89,520
Variable lease cost	–	–	–	–
Sublease income	–	–	–	–
Total lease cost	$154,479	$146,980	$309,689	$324,019

Supplemental cash flow information related to leases for the six months ended June 30, 2024 and 2023, is as follows:

	2024	2023
Other Lease Information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$193,998	$174,365
Amortization of right-of-use assets	$194,910	$181,677

The following table summarizes the lease-related assets and liabilities recorded on the balance sheet at June 30, 2024 and December 31, 2023:

	June 30, 2024	December 31, 2023
Lease Position
Operating Leases:
Operating lease right-of-use assets	$941,303	$1,136,213
Right-of-use liabilities operating leases short-term	421,034	399,611
Right-of-use liabilities operating leases long-term	559,749	775,170
Total operating lease liabilities	$980,783	$1,174,781

The Company utilizes the incremental borrowing rate in determining the present value of lease payments unless the implicit rate is readily determinable.

Lease Term and Discount Rate	June 30, 2024
Weighted-average remaining lease term (years):
Operating leases	2.2
Weighted-average discount rate:
Operating leases	6.82%

The following table provides the maturities of lease liabilities at June, 2024:

Operating
Leases
Remainder of 2024	$238,047
2025	485,702
2026	340,591
Total future undiscounted lease payments	1,064,340
Less: Interest	(83,557)
Present value of lease liabilities	$980,783

NOTE 15 - SUBSEQUENT EVENT

On July 12, 2024, Company sold 820,836 shares of the Company’s common stock at a purchase price of $3.65 per share and pre-funded warrants to purchase 2,466,836 shares of common stock at $3.64999 per pre-funded warrant. The Company received gross proceeds of $11,999,991 and issuance costs are estimated to be approximately $1,250,000. The Company has agreed not to issue, enter into any agreement to issue or announce the issuance or proposed issuance of, any shares of common stock or any securities convertible into or exercisable or exchangeable for shares of common stock or file any registration statement or prospectus, or any amendment or supplement thereto for 30 days after July 12, 2024, subject to certain exceptions.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is intended as a review of significant factors affecting the Company’s financial condition and results of operations for the periods indicated. This discussion and analysis should be read in conjunction with the financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and the Company’s Annual Report on Form 10-K, which contains audited financial statements of the Company as of and for the year ended December 31, 2023, previously filed with the Securities and Exchange Commission. Results for the three months ended June 30, 2024 are not necessarily indicative of results for the year ending December 31, 2024 or any future period.

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

Forward-looking statements include, but are not limited to, statements about:

•	our ability to maintain the listing of our common stock on the Nasdaq Stock Market;
•	our ability to generate revenues from sales, generate cash from operations, or obtain additional funding to market our vehicles and develop new products;
•	our ability to successfully implement and effectively manage our outsourced manufacturing, design and development model and achieve any anticipated benefits;
•	the ability of third party manufacturers to produce our vehicles in accordance with our design and quality specifications, with sufficient scale to satisfy customers and within a reasonable cost;
•	anticipated timing for the manufacture, design, production, shipping and launch of our vehicles;

•	the inability of our suppliers to deliver the necessary components for our vehicles at prices and volumes acceptable to our third party manufacturers;
•	our ability to establish a network of dealers and international distributors to sell and service our vehicles on the timeline we expect;
•	whether our vehicles will perform as expected;
•	our facing product warranty claims or product recalls;
•	our facing adverse determinations in significant product liability claims;
•	customer adoption of electric vehicles;
•	the development of alternative technology that adversely affects our business;
•	increased government regulation of our industry;
•	tariffs and currency exchange rates; and
•	the conflict with Russia and Ukraine and the potential adverse effect it may have on the availability of materials used in the manufacturing of batteries for our vehicles.

Overview

We are an all-electric, off-road powersports vehicle company developing electric two-wheeled E-Bikes and motorcycles and four-wheeled and utility terrain vehicles, or UTVs, also known as side-by-sides, along with a line of upgrades and accessories. In October 2020, we began building and testing prototypes for our future offerings with two off-road motorcycles – the Grunt and the Runt. Our motorcycles feature unique frame designs protected by design patents. Additional utility and design patents have been filed for other aspects of Volcon’s vehicles.

Two-Wheeled Products

We began selling the Grunt in September 2021. In August 2022, we ceased manufacturing of the Grunt and we outsourced the manufacturing of the remaining Grunts and the 2023 Grunt EVO to the same third party manufacturer as the Stag UTV discussed below. The 2023 Grunt EVO has replaced the Grunt and has a belt drive rather than a chain drive as well as an updated rear suspension. We began selling the Grunt EVO in the third quarter of 2023. We determined in the first quarter of 2024 that we would not develop the Runt for production and terminated efforts to develop this product.

In January 2023, we began selling Volcon co-branded youth electric motorcycles under a distribution agreement with Torrot Electric Europa S.A. (“Torrot”). In December 2023 we notified Torrot that we were terminating our agreements due to continued lower than expected sales at significantly discounted pricing. In conjunction with a settlement agreement with Torrot we ceased selling these motorcycles as of June 30, 2024.

In the fourth quarter of 2022, we began selling an E-Bike, the Brat which is manufactured by a third party. The Brat is a class 2 E-Bike and can be used on-road or off-road.

Beginning in the second quarter of 2024, we began evaluating other potential electric motorcycle offerings. We are determining what features and specifications would be included for new offerings including considering a street legal version that would be dual purpose as an on-road/off-road motorcycle (not highway legal). As of August 5, 2024, we have identified one new model which we are working on developing with a third party manufacturer. We do not have prototypes yet, but once received we will test them to evaluate the feasibility to produce and sell them. We will continue to evaluate other potential two-wheel product offerings throughout the remainder of 2024.

Utility Terrain Vehicles (UTVs)

In July 2022, we announced we were expanding our offerings with the introduction of the first of our Volcon UTV models, the Stag. We delivered the first Stag to a customer in February 2024. The Stag is being manufactured by a third party and incorporates electrification units, which include batteries, drive units and control modules provided by General Motors. Beginning in June 2022, we took non-binding pre-production orders which were cancelable prior to delivery. We are currently taking pre-production orders for the Stag LTD, which is a four passenger, high performance and utility UTV.

Beginning in the second quarter of 2024, we began discussions with various third party manufacturers of UTVs to identify models that we could purchase that are electric, or have internal combustion engine versions that could be modified to all electric, and could be branded as Volcon UTVs. These models would be primarily used for utility purposes, have two or three passenger options, a dump bed or flatbed for hauling cargo, with speeds up to 30 miles per hour. These models may also include an enclosed cab with optional air conditioning. As of August 5, 2024, we have signed an agreement with one manufacturer to distribute one of these utility UTV models in North America for five years, which includes a royalty agreement with the manufacturer for them to distribute the vehicle outside of North America. Royalties would commence in the third year of this agreement.

Customers

We initially sold the Grunt directly to consumers but ceased in November 2021. Since November 2021, we have sold the Grunt, Grunt EVO, Stag and related accessories through powersports dealers. As of August 5, 2024, we have 105 active dealers. Dealers can order any of our available products provided they are current on their accounts receivable and are within their established credit limit. We are offering dealers payment terms of 30 to 90 days to make larger purchases of our vehicles. We have entered into an accounts receivable factoring arrangement to allow us the ability to generate cash for working capital. We have agreements with third party financing companies to provide financing to qualified customers of each dealer. There is no recourse to us or the dealer if the dealer’s customer defaults on the financing agreement with the third party. We also sell the Brat to some powersports dealers as well as bicycle retailers and directly to consumers through our website, where consumers can have the Brat delivered to a location of their choosing in the continental U.S. Beginning in the first quarter of 2024, we began selling the Grunt EVO through our website where continental U.S. customers can pay a deposit and complete their purchase at one of our U.S. powersports dealer locations. Grunt EVO customers who are not located in a state where we have a powersports dealer or within a reasonable distance from a powersports dealer in their state, can have the Grunt EVO shipped directly to a location they specify.

In addition to selling our two-wheeled vehicles through powersports dealers, bicycle retailers and direct to consumers through our website, we also sell them internationally through importers. Each importer buys vehicles by the container and sells vehicles and accessories to local dealers or directly to consumers. Local dealers or the importer will provide warranty and repair services for vehicles purchased in their country. As of August 5, 2024, we have signed agreements with six importers in Latin America, one importer for the Caribbean Region, collectively referred to herein as the LATAM importers, one importer in New Zealand, and one importer in Australia to sell our two wheel vehicles and accessories in their assigned countries/markets. In 2024, we expect to expand our global sales of our vehicles and accessories beyond our current distributor base.

Manufacturers

We outsource the manufacturing of all of our vehicles and accessories to third party manufacturers and suppliers. The estimated fulfillment of all two-wheeled and UTV orders we have received, or will receive, assumes that our third party manufacturers can successfully meet our order quantities and deadlines. We have experienced delays due to our third party manufacturers being unable to timely meet our order deadlines, and there is no assurance that we will not experience delays in the future until such time as we are able to source products from multiple manufacturers or from larger, more established manufacturers. If they are unable to satisfy orders on a timely basis, our customers may cancel their orders. Also, due to the limited number of third party manufacturers who manufacture our products, if any one of them experiences financial hardship and cannot manufacture our products, our customers may cancel their orders which will harm our sales. All of our products are manufactured internationally. If there is a change in import laws, including an increase in tariffs, the cost of our products will increase. We could also experience delays in receiving shipments of our products if there are delays in getting carriers to ship our products or delays at the port of entry.

Results of Operations

The following financial information is for the three and six months ended June 30, 2024 and 2023.

	Three Months Ended		Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023

Revenue	$940,863	$519,300	$1,974,411	$1,689,758
Cost of goods sold	(3,113,429)	(334,647)	(4,735,009)	(1,564,628)
Gross margin	(2,172,566)	184,653	(2,760,598)	125,130

Operating expenses:
Sales and marketing	543,671	2,380,617	1,304,235	4,169,987
Product development	805,550	1,166,732	1,620,495	2,953,083
General and administrative expenses	2,007,514	1,568,700	4,088,308	3,458,791
Total operating expenses	3,356,735	5,116,049	7,013,038	10,581,861

Loss from operations	(5,529,301)	(4,931,396)	(9,773,636)	(10,456,731)

Other income (expense)	8,589	10,618	21,443	16,503
Loss on extinguishment of Convertible Notes	–	(22,296,988)	(1,647,608)	(22,296,988)
Gain on change in fair value of financial liabilities	5,111,291	5,792,788	(14,727,696)	5,792,788
Interest expense	(196,997)	(1,603,216)	(526,965)	(3,383,235)
Total other expense	4,922,883	(18,096,798)	(16,880,826)	(19,870,932)

Loss before provision for income taxes	(606,418)	(23,028,194)	(26,654,462)	(30,327,663)
Provision for income taxes	–	–	–	–

Net loss	$(606,418)	$(23,028,194)	$(26,654,462)	$(30,327,663)

Revenue

Revenue for the three months ended June 30, 2024, was $940,863, which represents sales of Grunt EVOs of $284,147, Stags of $194,887, Brats of $240,750, Volcon Youth of $192,924, and accessories and parts of $52,696.

Revenue for the six months ended June 30, 2024, was $1,974,411 which represents sales of Grunt EVOs of $613,764, Stags of $234,886, Brats of $773,556, Volcon Youth of $286,680, and accessories and parts of $86,800.

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

Cost of Goods Sold

Cost of goods sold for the three months ended June 30, 2024 were $3,113,429, including payroll costs of $72,466 for employees performing product fulfillment, logistics management, and service and warranty. Product costs for Brats and Grunt EVOs sold during the period were $221,624 and $292,561, respectively. Stag product costs were $490,622 which includes an expense of $16,617 for the future delivery of vehicles to a customer where the Company agreed to provide additional units at a sales price less than the manufactured cost of the units. Youth product costs were $140,827 and, due to the settlement agreement with Torrot, the remaining Youth finished goods inventory of $57,262 was written off as Volcon can no longer sell Torrot/Volcon Youth finished goods after June 30, 2024. Facilities costs related to operations were $104,976. Loss on disposal of Stag tooling was $466,481 which represent tooling costs which were determined to be impaired due to the limited margin expected to be realized on Stag sales. The Company also recognized an expense of $1,117,429 for a settlement agreement with a vendor who supplies certain suspension components for the Stag. The Company will pay for excess raw materials purchased by the vendor based on an early production forecast initially provided to the vendor, which was subsequently revised.

Cost of goods sold for the six months ended June 30, 2024 were $4,735,009, including payroll costs of $166,786 for employees performing product fulfillment, logistics management, and service and warranty. Product costs for Brats and Grunt EVOs, sold during the period were $804,174 and $636,542, respectively. Stag product costs were $719,515, which includes an expense of $112,168 for the already delivered and future delivery of vehicles to a customer where the Company agreed to provide additional units at a sales price less than the manufactured cost of the units and, due to the settlement agreement with Torrot, the remaining Youth finished goods inventory of $57,262 was written off as Volcon can no longer sell Torrot/Volcon Youth finished goods after June 30, 2024. Facilities costs related to operations were $210,926. Loss on disposal of Stag tooling, as noted above, was $466,481 and in the first quarter of 2024, the Company recorded a loss on disposal in the amount of $155,621 for the write off of Grunt EVO tooling. As discussed above, the Company recognized an expense of $1,117,429 for a settlement with a vendor.

Cost of goods sold for the three months ended June 30, 2023 were $334,647 including payroll costs of $280,240 and stock-based compensation of $149,601 for employees performing warehouse and logistics management and quality control testing of Brats and Volcon Youth Motorcycles. Product costs for Brats and Volcon Youth sold during the period were $229,024 and $59,730, respectively. We recorded expense of $85,245 related to fees paid to cancel purchase orders to reduce raw material quantities, which was offset by a reduction in the net realizable valuation expense of $146,370 the Company was recording for excess quantities of raw materials that it was no longer obligated to purchase by paying these fees. Facilities costs were $88,846 for our warehouse facility and third party warehousing costs. Also, the one-year warranty for parts and labor on Grunts sold prior to June 30, 2022 expired (excluding the battery which is warranted for 2 years) and an adjustment to reduce the warranty accrual in the amount of $459,800 was recorded which reduced cost of goods sold. The Company also recorded a credit of $198,120 due to our third party manufacturer of the Grunt EVO agreeing to take approximately $1.4 million of inventory, which was previously reduced to its estimated net realizable value, and gave the Company a credit of $1,600 for the first 1,000 Grunt EVOs we purchase. Finally, the Company recorded an expense of $84,000 to write off excess and obsolete Torrot inventory which was on hand as of June 30, 2023.

Cost of goods sold for the six months ended June 30, 2023, were $1,564,628. Costs include payroll costs of $682,343 and stock-based compensation of $356,079 for share-based award for employees performing warehouse and logistics management and quality control testing of Brats and Volcon Youth Motorcycles. Product costs for Brats, Volcon Youth and Grunts sold during the period were $595,640, $255,409, and $163,985, respectively. We recorded expense of $138,752 related to fees paid to cancel purchase orders to reduce raw material quantities, which was offset by a reduction in the net realizable valuation expense of $179,670; the Company was recording for excess quantities of raw materials that it was no longer obligated to purchase by paying these fees. Also, the one-year warranty for parts and labor on Grunts sold prior to June 30, 2022 expired (excluding the battery which is warranted for 2 years) and an adjustment to reduce the warranty accrual in the amount of $459,800 was recorded which reduced cost of goods sold. Facilities costs were $211,157 for our warehouse facility and third party warehousing costs. Shipping costs were reduced by $347,729 due to the reversal of an accrual for shipping costs and tariffs expected to be incurred to ship our Grunt raw materials and work-in-process inventory to our third party manufacturer in Mexico which was no longer needed.

For the remainder of 2024 we expect revenue and cost of goods sold to increase due to the expected increase in sales of the Grunt EVO and Stag. Additional cost savings may be realized if the third party manufacturer for these vehicles can source or manufacture parts at a lower cost. The increase in costs for products will partially be offset by reductions in cost for salaries and benefits due to reductions in headcount completed in 2023.

Sales and Marketing Expense

Sales and marketing expenses relate to costs to increase exposure and awareness for our products and developing our network of U.S. dealers and international distributors.

Sales and marketing expenses were $543,671 for the three months ended June 30, 2024 and were primarily related to expenses associated with promoting our products and brand of $193,344, employee payroll costs of $121,187, which was partially offset by stock-based compensation benefit of $67,001. Professional fees for legal and consulting services were $64,412. Travel expenses related to roadshows showcasing the Stag and EVO were $21,453 and facilities costs were $23,514. Depreciation expense was $27,674 and bad debt expense was reduced by $30,426 due to collection of previously expensed customer accounts.

Sales and marketing expenses were $1,304,235 for the six months ended June 30, 2024 and were primarily related to expenses associated with promoting our products and brand of $408,773, employee payroll costs of $574,378, including $112,500 for severance costs for our former Chief Marketing Officer (“CMO”), which was partially offset by stock-based compensation benefit of $55,071 for cancelation of unvested share based awards to the CMO and other marketing employees whose positions were eliminated in the period. Travel expenses related to roadshows showcasing the Stag and EVO were $51,966 and facilities costs were $52,803. Professional fees for legal and consulting services were $84,336. Depreciation expense was $49,935 and bad debt expense was reduced by $16,378 due to collection of previously expensed customer accounts.

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

We also expect sales expenses to increase slightly as we begin expanding our international distributors and selling commissions for increased sales of Grunt EVOs and the Stag. We expect marketing expenses to increase when we launch new products.

Product Development Expense

Product development expenses relate to the development and testing of our products and process to manufacture these products.

Product development expenses were $805,550 for the three months ended June 30, 2024 and were primarily related to expenses associated with employee payroll costs of $394,632, stock-based compensation of $83,733 for share-based awards granted to employees, facilities costs of $60,212, and prototype costs of $114,781. Professional fees were $48,024 for product design and travel expenses were $33,264.

Product development expenses were $1,620,495 for the six months ended June 30, 2024 and were primarily related to expenses associated with employee payroll costs of $831,534, stock-based compensation of $126,337 for share-based awards granted to employees, facilities costs of $124,067, prototype costs of $206,706 and professional fees related to product development in the amount of $62,909. Travel expenses were $86,590 and depreciation expense was $69,381.

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

For the three months ended June 30, 2024, general and administrative expenses were $2,007,514 and were primarily related to expenses associated with employee payroll costs of $527,052, stock-based compensation of $138,203 for share-based awards granted to employees, professional fees of $190,059 (including legal fees of $95,718, tax and accounting fees of $35,105 and audit fees of $23,175), software costs of $152,062, insurance costs of $656,288, public company expense costs of $101,653 and annual meeting costs of $94,982.

For the six months ended June 30, 2024, general and administrative expenses were $4,088,308 and were primarily related to expenses associated with employee payroll costs of $1,106,415, stock-based compensation of $159,390 for share-based awards granted to employees, professional fees of $602,774 (including legal fees of $291,095, tax and accounting fees of $58,305 and audit fees of $170,100), software costs of $293,613, insurance costs of $1,319,215, public company expense costs of $204,375 and annual and special shareholder meeting costs of $133,531.

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

We expect general and administrative expenses to remain consistent with the second quarter of 2024 over the next several quarters. Costs such as product liability insurance may increase due to the introduction of new products.

Interest and Other Expenses

Interest and other income/expenses for the three months ended June 30, 2024 was $4,922,883. Non-cash interest expense of $183,819 was recognized for the amortization of debt issuance costs and accretion of principal on the May 2024 Notes. We recorded a gain on the change in the estimated fair value of the Series A and Series B Warrant liabilities of $5,111,291. The Series B Warrants were modified in May 2024 and were no longer derivatives as of the modification date.

Interest and other income/expenses for the six months ended June 30, 2024 was $16,880,826. Non-cash interest expense of $314,838 was recognized for the amortization of debt issuance costs and accretion of principal on the May 2023 Notes through the date these notes were exchanged for Preferred Stock in March 2024. We recorded a loss on the conversion of some of these notes of $333,544 and a loss from the exchange of these notes for Preferred Stock of $1,314,065. Non-cash interest expense of $183,819 was recognized for the amortization of debt issuance costs and accretion of principal on the May 2024 Notes. We recorded a loss on the change in the estimated fair value of the Series A and Series B Warrant liabilities of $14,727,696 which was partially offset by a gain of $165,355 from the exercise of some of the Series B Warrants.

Interest and other income/expenses for the three and six months ended June 30, 2023 were $18,096,798 and $19,870,932, respectively. A loss on extinguishment of the Convertible Notes of $22,296,988 was recognized in the three and six months ended June 30, 2023 (see Note 6 to the consolidated financial statements). Non-cash interest expense of $1,136,997 and $2,913,632 was recognized for the amortization of debt issuance costs and accretion of principal on the Convertible Notes issued in August 2022 for the three and six months ended June 30, 2023, respectively. In addition, non-cash interest expense of $471,572 was recognized for the amortization of debt issuance costs and accretion of principal on the New Notes and Exchange Notes issued in May 2023 in the three and six months ended June 30, 2023. A gain on the change in the valuation of derivative financial liabilities of $5,792,788 was recognized in the three and six months ended June 30, 2023 (see Note 8 to the consolidated financial statements).

Non-cash interest expense will no longer be recognized on the May 2023 Notes in the future due to the exchange of the May 2023 Notes for Series A Convertible Preferred Stock. Non-cash interest expense will no longer be recognized on the May 2024 Senior Notes after repayment of these notes in July 2024 with the proceeds from the sale of common stock.

Net Loss

Net loss for the three and six months ended June 30, 2024, was $606,418 and $26,654,462, respectively.

Net loss for the three and six months ended June 30, 2023, was $23,028,194 and $30,327,663, respectively.

Liquidity and Capital Resources

On June 30, 2024, we had cash and restricted cash of $2.2 million, including $0.1 million of restricted cash, and we had a working capital of $7.4 million. Since inception we have funded our operations from proceeds from debt and equity sales. On July 12, 2024, we sold 820,836 shares of common stock at a purchase price of $3.65 per share and pre-funded warrants to purchase 2,466,836 shares of common stock at $3.64999 per pre-funded warrant and received gross proceeds of $11,999,991 with issuance costs estimated to be approximately $1,250,000.

Cash used in operating activities

Net cash used in operating activities was $8.2 million for the six months ended June 30, 2024 and includes all of our operating costs except depreciation and amortization of $0.2 million, non-cash interest expense for the amortization of debt issuance costs and accretion of principal on the May 2023 Notes and May 2024 Notes of $0.5 million, loss on change in derivative financial liabilities of $14.9 million, losses on conversion and exchange of Convertible Notes of $1.6 million and $0.6 million from the loss on disposal of fixed assets. Cash used in operating activities includes an increase in accounts receivable of $0.1 million due to sales to our U.S. dealers, an increase of $1.1 million in prepaid inventory deposits primarily for purchases of Stag raw materials, an increase of $0.1 million in accounts payable, and an increase of $1.1 million in accrued liabilities primarily due to the vendor settlement noted above and $0.2 million used to pay our lease liabilities. As of June 30, 2024, we have a decrease of $0.2 million in customer deposits, primarily due to orders being fulfilled for two of our Latin American distributors for shipments of Brats and Grunt EVOs paid for previously.

Net cash used in operating activities was $10.6 million for the six months ended June 30, 2023 and includes all of our operating costs except stock-based compensation, write-down of inventory, depreciation and amortization, non-cash interest expense for the amortization of debt issuance costs and accretion of principal on Convertible Notes and May 2023 Notes, gain on change in derivative liabilities, loss on extinguishment of Convertible Notes, bad debt expense and gain on sale of property and equipment. Cash used in operating activities includes a decrease in accounts receivable of $0.6 million for collections net of sales, decreases in inventory of $0.8 million due to the transfer of inventory to one of our third party manufacturers and an increase inventory deposits of $1.9 million as we made purchases and deposits for Brats and Volcon Youth motorcycles, a decrease of $0.4 million in accounts payable and $0.6 million in accrued liabilities due to payment of outstanding amounts due and a reversal of an accrual for anticipated shipping and tariffs related to shipping raw material and subassembly inventory to our third party manufacturer as it was no longer necessary. We received $0.3 million in customer deposits, primarily from two of our Latin America distributors as prepayment for shipments of Brats and Grunt EVOs.

Cash used in investing activities

Net cash used in investing activities was $0.2 million for the six months ended June 30, 2024, primarily consisting of $0.3 million of purchases of equipment and tooling offset by $0.1 million received from an insurance settlement for a vehicle that was totaled in the period.

Net cash used in investing activities was $0.3 million for the six months ended June 30, 2023, consisting of $0.4 million of purchases of equipment and tooling offset by proceeds received of $0.1 million for the sale of two vehicles.

Cash provided by financing activities

Cash provided by financing activities for the six months ended June 30, 2024, was $2.3 million and was primarily related to the net proceeds from the issuance of the May 2024 Senior Notes and May 2024 Note Warrants.

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

Our continuation as a going concern is dependent upon our ability to attain profitable operations and if necessary, obtain continued financial support from the issuance of debt or equity. As of June 30, 2024, we had incurred an accumulated deficit of $147.5 million since inception.

Management anticipates that our cash on hand as of June 30, 2024 plus the net proceeds from the equity offering completed in July 2024 and cash expected to be generated from operations will not be sufficient to fund planned operations during the near term and not beyond one year from the date of the issuance of the financial statements as of and for the three and six months ended June 30, 2024. To continue our operations, we currently estimate that we will need to obtain additional funding by the second quarter of 2025. We do not have commitments for any such financing, and there can be no assurance that such additional funding would be available to the Company on acceptable terms, or at all. If we are unable to raise additional near-term financing, we will be required to modify or cease our operations. These factors raise substantial doubt regarding our ability to continue as a going concern.

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

We account for the Series A Warrants (and the Series B Warrants until May 17, 2024 when they were modified) issued in connection with the November 2023 Common Units and Pre-funded Warrant Units as a financial liability in accordance with ASC 815. Accordingly, we recognized these financial liabilities at fair value initially and adjust it to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised or until warrant exercise price and number of warrants become fixed (as was the case with the Series B Warrants upon modification), and any change in fair value is recognized in the statement of operations. The fair value of these financial instruments were initially measured at fair value using a Monte Carlo simulation model. The Series A Warrant measurement was changed once the shareholders approved the alternative cashless exercise provision of the Series A Warrants to allow a holder to cashless exercise the warrant and receive three shares of common stock. The measurement of the Series A Warrants is now based on the closing price of the Company’s common stock multiplied by three. The Series A Warrants are classified as current liabilities as the timing of their exercise is at the discretion of the warrant holders and the warrants were fully vested as of the date they were issued.

The modification of the Series B Warrants fixed the number of warrants. One of the provisions of the modification also included a provision that allowed a Series B Warrant holder to cashless exercise the warrant and receive .81 of a share of common stock. We calculated the fair value of the Series B Warrants on the date of the modification based on the modified terms. The Series B Warrant valuation was based on our closing stock price on the modification date multiplied by .81. We recognized a gain in the statement of operations for the three and six months ended June 30, 2024 and reclassified the liability to equity.

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

Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures were not effective as of June 30, 2024 to provide assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to management as appropriate, to allow timely decisions regarding disclosures as we have previously missed filing certain forms timely and we have not implemented and tested controls and procedures to conclude that we have remediated this deficiency. Notwithstanding this conclusion, we believe that our unaudited consolidated financial statements contained in this Quarterly Report fairly present our financial position, results of operations and cash flows for the periods covered thereby in all material respects. Management is working to identify corrective actions for the weakness and will periodically re-evaluate the need to add personnel and implement improved review procedures.

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting during the six months ended June 30, 2024, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 1A. RISK FACTORS

Except as set forth below, there have been no material changes to the risk factors included in the Form 10-K filed with the SEC on March 28, 2024, and our Form 10-Q for the period ended March 31, 2024, each of which is accessible on the SEC’s website at www.sec.gov.

Our ability to continue as a going concern requires that we obtain sufficient funding to finance our operations in the near-term.

We anticipate that our cash on hand as of June 30, 2024 plus the cash raised from the July 2024 equity offering and cash expected to be generated from operations will not be sufficient to fund planned operations for one year from the issuance of the June 30, 2024 financial statements. To continue our operations, we currently estimate that we will need to obtain additional funding by the second quarter of 2025. We can provide no assurance that such funding would be available to us on acceptable terms, or at all. If we fail to raise additional proceeds, we will be required to modify or cease our operations. These factors raise substantial doubt regarding our ability to continue as a going concern.

We have in the past failed to maintain compliance with all applicable continued listing requirements of the Nasdaq Capital Market, and if we fail to maintain compliance with all applicable continued listing requirements of the Nasdaq Capital Market in the future, we will not be afforded traditional cure periods under Nasdaq rules and our common stock will be delisted from Nasdaq, which could have an adverse impact on the liquidity and market price of our common stock.

On December 19, 2023, we were notified by the Listing Qualifications Department (the “Staff”) of the Nasdaq Stock Market (“Nasdaq”) that we were not in compliance with Nasdaq’s Listing Rule 5550(a)(2), as the minimum bid price of our common stock had been below $1.00 per share for 30 consecutive business days. On January 4, 2024, the Staff notified us that the market value of our listed securities had been below the minimum $35,000,000 required for continued listing as set forth in Nasdaq’s Listing Rule 5550(b)(2) for the previous 180 calendar days and served as an additional basis for delisting.

We submitted a hearing request to Nasdaq’s Hearings Department, which stayed the suspension of our common stock. The hearing was held on March 26, 2024. On April 2, 2024, we received notification from the Nasdaq Hearings Panel (“Panel”) that it had granted an extension until June 24, 2024, to demonstrate compliance with Listing Rules 5550(a)(2) and 5550(b)(1) (which requires at least $2.5 million in shareholders’ equity), subject to certain conditions.

On July 17, 2024, we received a letter from the Nasdaq Office of General Counsel confirming the decision of the Panel that we had demonstrated compliance with the requirements for continued listing on The Nasdaq Capital Market, but that we will be subject to a Discretionary Panel Monitor for a period of one year. As such, in the event that we have another deficiency or deficiencies, we will immediately go back into Nasdaq’s hearings process. In the event that the Nasdaq Hearings Department does not grant us an extension to demonstrate compliance our common stock would be delisted from Nasdaq and trading of our common stock could be conducted only in the over-the-counter market or on an electronic bulletin board established for unlisted securities such as the Pink Sheets or the OTC Bulletin Board. In such an event, it could become more difficult to dispose of, or obtain accurate price quotations for, our common stock, and there would likely also be a reduction in our coverage by securities analysts and the news media, which could cause the price of our common stock to decline further. Also, it may be difficult for us to raise additional capital if we are not listed on a major exchange.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Except as previously reported on Form 8-K, we did not sell any equity securities during the period covered by the report that were not registered under the Securities Act.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

During the quarter ended June 30, 2024, no director or officer adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS

INDEX TO EXHIBITS

Exhibit Number	Description

3.1	Amendment to Amended and Restated Certificate of Incorporation of Volcon, Inc. (incorporated by reference to exhibit 3.1 of the Form 8-K filed June 7, 2024)
4.1	Form of Series B Warrant amendment (incorporated by reference to exhibit 4.1 of the Form 8-K filed May 17, 2024)
4.2	Form of Pre-Funded Warrant issued in Series B Warrant exchange offer (incorporated by reference to exhibit 4.2 of the Form 8-K filed May 17, 2024)
4.3	Form of May 2024 Notes (incorporated by reference to exhibit 4.1 of the Form 8-K filed May 20, 2024)
4.4	Form of May 2024 Warrants (incorporated by reference to exhibit 4.2 of the Form 8-K filed May 20, 2024)
10.1	Form of Exchange Agreement by and among the Company and certain Series B Warrant Holders (incorporated by reference to exhibit 10.1 of the Form 8-K filed May 17, 2024)
10.2	Form of Securities Purchase Agreement by and among the Company and the Investors, dated May 20, 2024 (incorporated by reference to exhibit 10.1 of the Form 8-K filed May 20, 2024)
10.3	Placement Agent Agreement between the Company and Aegis Capital Corp. dated May 19, 2024 (incorporated by reference to exhibit 10.2 of the Form 8-K filed May 20, 2024)
31.1*	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934
31.2*	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934
32.1*(1)	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*(1)	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted in inline XBRL, and included in exhibit 101).

______________

*	Filed herewith.

(1)	The certifications on Exhibit 32 hereto are deemed not “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that Section. Such certifications will not be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VOLCON, INC.

SIGNATURE	TITLE	DATE

/s/ John Kim	Chief Executive Officer and Director	August 6, 2024
John Kim	(principal executive officer)

/s/ Greg Endo	Chief Financial Officer	August 6, 2024
Greg Endo	(principal financial and accounting officer)

