Form 10-Q
period 2024-09-30
Volcon, Inc.
filed 2024-11-12
CIK 1829794

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

The registrant had 560,902 shares of common stock outstanding at November 11 , 2024. Such amount does not include shares of common stock to be issued in connection with the treatment of fractional shares pursuant to the reverse split completed by the registrant on November 8, 2024, which amount is not known as of November 11, 2024.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

VOLCON, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2024	December 31, 2023

ASSETS
Current assets:
Cash	$5,807,631	$7,983,346
Restricted cash	105,000	210,000
Accounts receivable, net of allowance for doubtful accounts of $43,501 and $70,359 at September 30, 2024 and December 31, 2023, respectively	347,008	203,303
Inventory	1,529,509	8,973,134
Inventory deposits	418,991	258,316
Prepaid expenses and other current assets	472,838	1,904,197
Total current assets	8,680,977	19,532,296
Long-term assets:
Property and equipment, net	285,127	1,258,607
Other long-term assets	199,281	199,281
Right-of-use assets - operating leases	841,194	1,136,213
Total assets	$10,006,579	$22,126,397

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$255,564	$831,184
Accrued liabilities	1,518,194	3,128,906
Vendor settlements - short-term	1,851,639	–
Current portion of notes payable	6,980	15,278
Convertible notes, net of discount and issuance costs	–	30,149,579
Warrant liabilities	17,245	5,971,067
Right-of-use operating lease liabilities - short-term	432,059	399,611
Customer deposits	106,323	417,485
Total current liabilities	4,188,004	40,913,110

Notes payable, net of current portion	30,405	69,138
Vendor settlements - long-term	282,230	–
Right-of-use operating lease liabilities - long-term	447,717	775,170
Total liabilities	4,948,356	41,757,418

COMMITMENTS AND CONTINGENCIES

Stockholders’ equity (deficit):
Preferred stock: $0.00001 par value, 5,000,000 shares authorized, 25,000 shares designated, no shares issued and outstanding as of September 30, 2024 and December 31, 2023	–	–
Common stock: $0.00001 par value, 250,000,000 shares authorized, 657,730 shares issued and outstanding as of September 30, 2024 and 1,291 shares issued and outstanding as of December 31, 2023	6	–
Additional paid-in capital	166,157,295	101,175,117
Accumulated deficit	(161,099,078)	(120,806,138)
Total stockholders’ equity (deficit)	5,058,223	(19,631,021)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$10,006,579	$22,126,397

The accompanying notes are an integral part of these unaudited consolidated financial statements.

VOLCON, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023

Revenue	$1,075,864	$487,430	$3,050,275	$2,177,188
Cost of goods sold	(10,294,720)	(3,542,468)	(15,029,729)	(5,107,096)
Gross margin	(9,218,856)	(3,055,038)	(11,979,454)	(2,929,908)

Operating expenses
Sales and marketing	470,692	1,870,532	1,774,927	6,040,519
Product development	528,352	2,983,197	2,148,847	5,936,280
General and administrative expenses	1,916,712	1,544,344	6,005,020	5,003,135
Total operating expenses	2,915,756	6,398,073	9,928,794	16,979,934

Loss from operations	(12,134,612)	(9,453,111)	(21,908,248)	(19,909,842)

Other income (expense)	(3,702)	(54,702)	17,741	(38,199)
Loss on conversion and extinguishment of Convertible Notes	–	–	(1,647,608)	(22,296,988)
Loss on repayment of May 2024 Notes	(1,470,554)	–	(1,470,554)	–
Gain (loss) on exercise of and change in fair value of financial liabilities	53,724	(684,994)	(14,673,972)	5,107,794
Interest expense	(83,334)	(1,135,089)	(610,299)	(4,518,324)
Total other income (expense)	(1,503,866)	(1,874,785)	(18,384,692)	(21,745,717)

Loss before provision for income taxes	(13,638,478)	(11,327,896)	(40,292,940)	(41,655,559)
Provision for income taxes	–	–	–	–

Net loss	$(13,638,478)	$(11,327,896)	$(40,292,940)	$(41,655,559)

Net loss per common share – basic	$(23.93)	$(66,245.01)	$(190.65)	$(272,258.56)
Net loss per common share – diluted	$(23.93)	$(66,245.01)	$(190.65)	$(272,258.56)

Weighted average common shares outstanding – basic	569,873	171	211,341	153
Weighted average common shares outstanding – diluted	569,873	171	211,341	153

The accompanying notes are an integral part of these unaudited consolidated financial statements.

VOLCON, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2024

(Unaudited)

	Series A Convertible Preferred Stock		Common stock		Additional
	Number of Shares	Amount	Number Shares	Amount	paid -in capital	Accumulated deficit	Total

Balance at January 1, 2024	–	$–	1,291	$–	$101,175,117	$(120,806,138)	$(19,631,021)

Issuance of common stock for exercise of pre-funded warrants	–	–	226,343	2	(2)	–	–

Issuance of common stock for exercise of Series A warrants	–	–	17,325	–	17,352,653	–	17,352,653

Proceeds received for exercise of buydown warrants	–	–	10	–	3,500	–	3,500

Common stock issued for conversion of convertible notes	–	–	4,971	–	7,395,907	–	7,395,907

Conversion of Convertible Notes	24,698	–	–	–	24,716,118	–	24,716,118

Conversion of Preferred Stock for common stock	(24,698)	–	279,043	3	(3)	–	–

Issuance of common stock for exercise of Series B Warrants	–	–	14,701	–	1	–	1

Reclassification of warrant liability to equity	–	–	–	–	3,405,662	–	3,405,662

Proceeds received for Issuance of warrants with May 2024 Notes, net of issuance costs of $111,194	–	–	–	–	1,023,200	–	1,023,200

Issuance of common stock and pre-funded warrants, net of issuance costs of $1,210,753	–	–	102,605	1	10,789,260	–	10,789,261

Stock-based compensation	–	–	–	–	295,882	–	295,882

Common stock issued for reverse stock split due to rounding	–	–	11,441	–	–	–	–

Net loss	–	–	–	–	–	(40,292,940)	(40,292,940)

Balance at September 30, 2024	–	$–	657,730	$6	$166,157,295	$(161,099,078)	$5,058,223

The accompanying notes are an integral part of these unaudited consolidated financial statements.

VOLCON, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2023
(Unaudited)

	Common stock		Additional
	Number		paid-in	Accumulated
	of Shares	Amount	capital	deficit	Total

Balance at January 1, 2023	136	$–	$76,369,940	$(75,734,927)	$635,013

Issuance of common stock for exercise of stock options and vesting of restricted stock units	1	–	25,000	–	25,000

Issuance of common stock for public offering, net of issuance costs of $629,900	42	–	4,570,100	–	4,570,100

Stock-based compensation	1	–	2,223,356	–	2,223,356

Reclassification of derivative liabilities to equity	–	–	13,262,055	–	13,262,055

Net loss	–	–	–	(41,655,559)	(41,655,559)

Balance at September 30, 2023	180	$–	$96,450,451	$(117,390,486)	$(20,940,036)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

VOLCON, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023
(Unaudited)

	September 30,	September 30,
	2024	2023
Cash flow from operating activities:
Net loss	$(40,292,940)	$(41,655,559)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on repayment of May 2024 Notes	1,470,554	–
Loss on extinguishment of convertible notes	1,314,065	22,296,988
Loss on conversion of convertible notes to common stock	333,544	–
Loss (gain) on change in fair value of financial liabilities	14,839,326	(5,107,794)
Gain on exercise of Series B Warrants	(165,355)	–
Stock-based compensation	295,882	2,223,356
Loss on write down of inventory and inventory deposits	9,062,364	1,786,365
Loss on lease termination	–	85,756
Loss (gain) on sale/write off of property & equipment	842,555	(6,423)
Bad debt (recovery) expense	(26,172)	66,990
Non-cash interest expense	553,803	4,516,041
Amortization of right-of-use assets	295,019	274,895
Depreciation and amortization	269,570	173,803
Changes in operating assets and liabilities:
Accounts receivable	(117,533)	591,520
Inventory	(784,169)	(3,192,019)
Inventory deposits	(995,245)	20,919
Prepaid assets and other current assets	1,431,359	(956,689)
Accounts payable	(575,620)	2,434,270
Accrued liabilities and vendor settlements	583,157	(264,747)
Right-of-use liabilities - operating leases	(295,005)	(265,161)
Customer deposits	(311,162)	177,534
Net cash used in operating activities	(12,272,003)	(16,799,955)
Cash flow from investing activities:
Purchase of property and equipment	(276,420)	(818,399)
Proceeds from sale of property and equipment	19,717	–
Proceeds from insurance settlement	58,058	–
Proceeds from sale of vehicles	–	89,000
Net cash used in investing activities	(198,645)	(729,399)
Cash flow from financing activities:
Repayment of notes payable	(47,031)	(76,801)
Proceeds from issuance of common stock and pre-funded warrants from public offering, net of issuance costs of $1,210,753	10,789,261	–
Repayment of May 2024 Notes	(2,942,170)	–
Proceeds from issuance of May 2024 Notes and warrants, net of issuance costs of $245,150	2,255,851	–
Proceeds from exercise of Series B Warrants	130,522	–
Proceeds from exercise of buy down warrants	3,500	–
Proceeds from issuance of common stock from public offering, net of issuance costs of $629,900	–	4,570,100
Proceeds from issuance of convertible notes and warrants, net of issuance costs of $586,968	–	3,913,033
Proceeds from exercise of warrants	–	537,250
Proceeds from exercise of stock options	–	25,000
Net cash provided by financing activities	10,189,933	8,968,582

NET CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(2,280,715)	(8,560,772)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT BEGINNING OF PERIOD	8,193,346	11,537,842
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	$5,912,631	$2,977,070

SUPPLEMENTAL CASH FLOW INFORMATION

	2024	2023
Supplemental disclosure of cash flow information:
Cash paid for interest	$54,904	$6,474
Cash paid for income taxes	$–	$–

Non-cash transactions:
Conversion of Convertible Notes for common stock	$7,414,025	$–
Exchange of Convertible Notes for Preferred Stock	$24,716,118	$–
Reclassification of warrant liability to equity for cashless exercise of Series A Warrants	$17,352,653	$–
Reclassification of warrant liability to equity for modification of Series B Warrants	$3,405,662	$–
Exchange of property & equipment in lieu of payments due for inventory purchases	$60,000
Exchange of finished goods inventory with vendor for raw materials inventory	$417,285	$–
Acquisition of property and equipment with note payable	$–	$96,024

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

As discussed further in Note 7 below, on May 22, 2024, the Company issued Senior Notes with an aggregate principal amount of $2,942,170 due May 22, 2025 (the “May 2024 Notes”) for net proceeds of $2,255,851. The holders of the May 2024 Notes also received fully vested warrants (the “May 2024 Note Warrants”) to purchase 12,686 shares of the Company’s common stock at an exercise price of $232.00 per share. The May 2024 Note Warrants are exercisable beginning November 23, 2024 and expire November 23, 2029.

On July 12, 2024, Company sold 102,605 shares of the Company’s common stock at a purchase price of $29.20 per share and pre-funded warrants to purchase 308,355 shares of common stock at $29.19992 per pre-funded warrant. The Company received net proceeds of $10,789,261. Proceeds from this offering were used to repay the May 2024 Notes.

Management anticipates that our cash on hand as of September 30, 2024 plus the cash expected to be generated from operations will not be sufficient to fund planned operations beyond one year from the date of the issuance of the financial statements as of and for the three and nine months ended September 30, 2024. There can be no assurance that additional funding, if needed, would be available to the Company on acceptable terms, or at all. These factors raise substantial doubt regarding our ability to continue as a going concern. The consolidated financial statements do not include any adjustments that may result should the Company be unable to continue as a going concern.

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

On December 26, 2023, the Company was notified by Nasdaq that it was not in compliance with Nasdaq’s Listing Rule 5810(c)(3)(A)(iii) as the closing bid price of our common stock had been below $0.10 for ten consecutive trading days from December 11, 2023 through December 22, 2023 and was subject to delisting on January 2, 2024. On January 4, 2024, the Company received notice from Nasdaq that it did not meet the MVLS requirement and it was subject to delisting. The Company submitted a hearing request to Nasdaq’s Hearings Department for both of these matters, which stayed the suspension of the Company’s common stock. The Company participated in a hearing with Nasdaq’s Hearings Department on March 26, 2024 and on April 2, 2024, they informed the Company that the Company has until June 24, 2024 to regain compliance with the above listing rules.

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

On January 30, 2024, Greg Endo, the Company’s Chief Financial Officer, signed a new employment agreement with the Company. Mr. Endo’s salary will be increased to $300,000 and he will have an annual bonus of up to 50% of his salary as determined by the compensation committee of the board of directors. Mr. Endo had agreed to a reduction in the salary to $238,500 through the end of 2024. On August 23, 2024 the compensation committee of the board of directors resolved that effective August 16, 2024 Mr. Endo’s annual salary would be restored to $300,000. Mr. Endo will also receive 5% of the gross proceeds or other consideration if the Company completes a sale of substantially all of its assets or otherwise enters into a change of control transaction. Mr. Endo is also entitled to an equity award equal to 4% of the Company’s fully diluted equity, subject to stockholder approval of an increase in the shares available under the 2021 Plan or a new equity plan.

On February 23, 2024, Katherine Hale resigned her position as Chief Marketing Officer. Ms. Hale was provided a severance amount of $112,500 which was paid out in three monthly installments beginning in March 2024.

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

Results for the interim periods in this report are not necessarily indicative of future financial results and have not been audited by our independent registered public accounting firm. In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments necessary to present fairly our interim consolidated financial statements as of September 30, 2024, and for the three and nine months ended September 30, 2024 and 2023. These adjustments are of a normal recurring nature and are consistent with the adjustments recorded to prepare the annual audited consolidated financial statements as of December 31, 2023.

Basis of Presentation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All intercompany accounts, transactions and balances have been eliminated in consolidation.

As discussed in Note 10, the Company completed a reverse 1 for 8 stock split on November 8, 2024, a reverse 1 for 100 stock split on June 6, 2024, a reverse 1 for 45 stock split on February 2, 2024 and a reverse 1 for 5 stock split on October 13, 2023. All share and per share amounts have been adjusted to reflect the impact of these reverse stock splits.

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

Cash, Cash Equivalents and Restricted Cash

Cash and cash equivalents include short-term investments with original maturities of 90 days or less at the date of purchase. The recorded value of our cash and cash equivalents approximates their fair value. There were no cash equivalents as of September 30, 2024 or December 31, 2023. Restricted cash includes cash restricted as collateral for the Company’s corporate credit cards.

Revenue Recognition

For sales to dealers or distributors, revenue is recognized when transfer of control of the product is made as there is no acceptance period or right of return. Revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring control of vehicles, parts, and accessories. Beginning in February 2023 the Company began selling the Brat E-Bike and Volcon Youth motorcycles directly to consumers in addition to dealers. Beginning in the third quarter of 2024, the Company began selling the Grunt EVO motorcycles directly to consumers in addition to dealers. Revenue for direct to consumer sales is recognized when transfer of control of the product is made to the consumer.

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

The Company’s operating lease agreements primarily consist of leased real estate and are included within ROU assets – operating leases and ROU lease liabilities – operating leases on the balance sheets. The Company’s lease agreements may include options to extend the lease, which are not included in minimum lease payments unless they are reasonably certain to be exercised at lease commencement. The Company’s leases do not provide implicit interest rates, therefore the Company uses its estimated incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments.

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

Debt

The fair value of the Company’s debt, which approximated the carrying value of the Company’s debt as of September 30, 2024 and December 31, 2023. Factors that the Company considered when estimating the fair value of its debt included market conditions, and term of the debt. The level of the debt would be considered as Level 2.

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

Concentration Risk

The Company outsources certain portions of product design and development for its vehicles to third parties. In addition, the Company has outsourced the manufacturing of all of its vehicles to third party manufacturers, including one manufacturer for two of its vehicles, the Stag and Grunt EVO, and this third party was also performing product design and development services on the Stag until it reached production in February 2024.

One supplier provides the battery and drivetrain components for the Company’s utility terrain vehicle, the Stag. The components are critical to the operation of the Stag. The third party manufacturer sources other components from third party suppliers or fabricates them from materials sourced from third parties.

On January 8, 2024, the Company notified the manufacturer of the Volcon Youth motorcycles that it was terminating the co-branding and distribution agreement with them due to lower than anticipated sales of these units. In March 2024, the Company agreed to allow the manufacturer to keep all fully paid for units manufactured and held by the manufacturer, cease selling the Volcon Youth motorcycles as of June 30, 2024, and pay cash of $2,070,000 which included a payment of $370,000 in March 2024 and $100,000 monthly for seventeen months starting April 2024. The settlement was recorded in the financial statements for the year ended December 31, 2023. The balance of the liability as of September 30, 2024, is $1,100,000. On October 2, 2024, the Company and the manufacturer amended the settlement agreement and the Company agreed to pay the manufacturer $300,000 by October 31, 2024 to fully settle the remaining payments under the March 2024 agreement and to return any remaining spare parts and finished goods held by the Company in its Texas warehouse. The Company will recognize a reduction of expense of $700,000 in cost of goods sold in the three months and year ended December 31, 2024 related to this amendment. All Volcon Youth inventory was written off as of June 30, 2024.

In June 2024, the Company was notified by the manufacturer of a suspension component for the Stag that due to the Company’s initial production forecast provided by the third party manufacturer of the Stag, the vendor had acquired raw materials to fulfill several months’ worth of this component needed for the forecast. Although the Company had provided updated forecasts to the third party manufacturer of the Stag, the revised forecasts were not provided timely to this vendor. The Company entered into an agreement to pay for the excess raw materials by making weekly payments in the amount of $15,704 over an eighteen-month period once the Company validates the inventory quantities and amounts paid by the vendor. In August 2024, the Company and the manufacturer determined that the inventory quantities and amount were less than the initial amount and adjusted the weekly payments to $13,791. The Company initially recorded an expense of $1,117,429 in cost of goods sold for the three and six months ended June 30, 2024 and subsequently recorded an expense reduction of $26,121 in the three months ended September 30, 2024 after validation of the inventory quantities and value as well as an accrual for additional inventory purchases required under the agreement. The short-term and long-term liability as of September 30, 2024 is $751,639 and $282,230, respectively.

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

NOTE 3 – INVENTORY

Inventory consists of the following:

	September 30, 2024	December 31, 2023
Raw materials	$–	$6,770,892
Finished goods	1,529,509	2,202,242
Total inventory	$1,529,509	$8,973,134

In September 2024, the Company lowered the sales price of the Grunt EVO that are sold to dealers and distributors. Since the unit sales price is below the unit cost the Company paid to the manufacturer, the Company wrote down the Grunt EVO finished goods inventory and recorded an expense of $535,013.

In October 2024, the Company notified the manufacturer of the Stag that the Company intended to terminate the manufacturing agreement between the parties due to breaches of the manufacturing agreement arising from significant costs increases over the original contracted cost, quality issues resulting in significant costs incurred by the Company for rework, manufacturing assistance required to be provided by the Company’s employees to program vehicles, significant delays in production and low production volumes. In response to the Company’s notice of termination, the manufacturer has indicated that it does not believe the assertions set forth in the Company’s notice are accurate and has asserted that it believes the Company lacks good cause to terminate the agreement. In addition, the manufacturer has asserted that it believes the Company has breached the manufacturing agreement and that the manufacturer intends to file a lawsuit claiming direct and consequential damages against the Company, including for lost profits, in an aggregate amount of $26.7 million. The Company intends to vigorously defend any claims brought by the manufacturer.

Pursuant to the manufacturing agreement, the manufacturer has 60 days to cure the breaches indicated in the notice of termination, to the extent the breaches are curable. The Company asked the manufacturer to provide a plan for curing its breaches and to provide assurances that the manufacturer would be able to perform. The manufacturer has not responded to this request from the Company. The Company evaluated the probability that the manufacturer could remediate the breach within 60 days of notification and concluded that it would not be probable. Therefore the Company has written down all of the Stag parts inventory as the Company does not believe that it would be able to recover the inventory since it is in the manufacturer’s possession, and even it could the Company does not believe that it could find another manufacturer who could build the Stag without the Company incurring additional significant costs to have the manufacturer set up a production facility. In addition, the Company wrote off all prepaid deposits and advances paid to vendors and the manufacturer of the Stag. The total write off related to Stag inventory, prepaid inventory and advances was $8,712,644. Notwithstanding the foregoing, in the unlikely event the manufacturer is able to cure the breaches set forth in the notice of termination, the Company would continue to sell the Stag in accordance with the terms of the manufacturing agreement.

In June 2023, the Company wrote down all remaining Torrot branded inventory in the amount of $84,000. In September 2023, the Company wrote down the Volcon co-branded Torrot youth motorcycles in the amount of $1,622,262 to reduce their cost to the estimated net realizable value.

As of September 30, 2024, the Company has purchase commitments for future payments due for inventory of $76,475.

NOTE 4 – LONG – LIVED ASSETS

Property and Equipment

Property and equipment consist of the following:

	September 30, 2024	December 31, 2023
Machinery, tooling and equipment	$141,482	$1,015,568
Vehicles	193,670	213,528
Internal use manufactured vehicles	94,436	22,906
Fixtures & furniture	50,768	90,768
Leasehold improvements	44,663	44,663
Computers	220,588	221,571
	745,607	1,609,004
Less: Accumulated depreciation	(460,480)	(350,397)
Total property and equipment	$285,127	$1,258,607

Depreciation expense for the three and nine months ended September 30, 2024 was $72,332 and $269,570, respectively. Depreciation expense for the three and nine months ended September 30, 2023 was $65,725 and $169,443, respectively.

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

The following table provides the maturities of notes payable as of September 30, 2024:

Remainder of 2024	$2,726
2025	10,898
2026	10,898
2027	10,898
2028	10,898
2029	1,816
Total future payments	48,134
Less: Interest	(10,749)
Total notes payable	37,385
Less current portion	(6,980)
Long-term notes payable	$30,405

NOTE 6 - CONVERTIBLE NOTES

On August 24, 2022, the Company issued Senior Convertible Notes (“Convertible Notes”) with an aggregate principal amount of $27,173,913 due February 24, 2024. The holders of the Convertible Notes also received fully vested warrants (the “Note Warrants”) to purchase 51 shares of the Company’s common stock at an initial exercise price of $405,000.00 per share. The conversion and warrant exercise prices were subject to adjustment if the Company declared a stock dividend, stock split or recapitalization. The Company incurred debt issuance costs of $3,316,409 upon issuance of the Convertible Notes, which includes $616,730 for the fair value of the warrants issued to the placement agent of the Convertible Notes as further described in Note 10. These debt issuance costs were amortized as additional interest expense through May 24, 2023 when the Convertible Notes were exchanged as discussed below.

The Company allocated the net proceeds received from the issuance of the Convertible Notes and Note Warrants based on the relative fair values of each resulting in net proceeds of $15,122,345 being allocated to the Convertible Notes and net proceeds of $6,561,247 being allocated to the Note Warrants which was recorded in equity. The Company recorded non-cash interest expense through May 24, 2023 to accrete the allocated value of the Convertible Notes using the effective interest method and an interest rate of 39.6%. Interest expense, including amortization of issuance costs, recorded for the Convertible Notes for the three and nine months ended September 30, 2023 was zero and $2,913,632, respectively, prior to the recognition of the unamortized discount and issuance costs upon issuance of the additional senior convertible notes noted below.

On May 24, 2023, the Company issued additional Senior Convertible Notes (“New Notes”) with an aggregate principal amount of $4,934,783 due February 24, 2024 to the same investors of the Convertible Notes. The New Notes had an initial conversion price of $457,200.00 per share of common stock, which was adjusted to $135,000.00 upon stockholder approval received on August 3, 2023. The conversion price was also subject to further adjustment if the Company completed an equity or convertible note offering with a price below $135,000.00, or completed a stock split, reverse stock split or recapitalization where the lowest day’s volume weighted average price (“VWAP”) of the Company’s stock price is below $135,000.00 in the five days following the stock split, with a floor price of $0.22 (subject to stockholder approval, which was obtained on August 3, 2023). The conversion price was also subject to further adjustment if the Company completed an equity or convertible note offering with a price below $135,000.00. The New Notes were issued with an original issue discount of 8.8% and did not bear interest unless an event of default had occurred, upon which interest accrued at 10% per annum.

The holders of the New Notes also received fully vested warrants (the “New Warrants”) to purchase 31 shares of the Company’s common stock at an initial exercise price of $196,200.00 per share. The New Warrants expire August 24, 2027.

The Company incurred debt issuance costs of $586,968 upon issuance of the New Notes and New Warrants. The Company amortized these issuance costs as additional interest expense over the remaining term of the New Notes.

Concurrent with the issuance of the New Notes, the Company exchanged the Convertible Notes into two new notes, Series A Notes and Series B Notes both due February 24, 2024 (collectively the “Exchange Notes” and collectively with the New Notes the “May 2023 Notes”). The aggregate principal amount of Series A Notes was $3,690,422 and these were convertible into the Company’s common stock at an initial conversion price of $135,000.00 per share. The aggregate principal amount of the Series B Notes was $23,483,491 and were convertible into the Company’s common stock at an initial conversion price of $196,200.00 which was adjusted to $135,000.00 upon stockholder approval received on August 3, 2023.

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

The Company also exchanged the 51 Note Warrants with an exercise price of $513,000.00 per share issued with the Convertible Notes in August 2022 for 95 warrants which had an initial exercise price of $196,200.00 per share (the “Exchange Warrants”) and was adjusted to $135,000.00 per share upon stockholder approval received on August 3, 2023. The Exchange Warrants expire August 24, 2027.

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

The Company evaluated the issuance of the New Notes and Exchange Notes and related warrants and determined that the Convertible Notes were extinguished based on the conclusion that the terms of the New Notes and Exchange Notes are substantially different from the Convertible Notes in accordance with ASC 470, Debt. In addition, the Company recognized a loss on the extinguishment of the Convertible Notes based on the carrying value of the Convertible Notes at the transaction date, plus gross proceeds received from the issuance of New Notes and New Warrants, less the fair value of the i) New Notes and conversion option, ii) New Warrants, iii) Exchange Notes and conversion options, and iv) Exchange Warrants. The resulting loss on extinguishment of the Convertible Notes was $22,296,988 (including unamortized issuance costs of $1,330,296) which was recorded in the nine-month period ended September 30, 2023.

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

In September 2023, the Company and the holders of the Exchange Warrants entered into a warrant inducement agreement whereby the Exchange Warrant holders agreed to exercise 11 Exchange Warrants at a reduced exercise price of $63,000.00 per share. The Company issued the holders 11 warrants (“Reload Warrants”) with an initial exercise price of $90,000.00 per share. The Reload Warrants are immediately exercisable for unregistered shares of the Company’s common stock and have the same terms as the May 2023 Warrants and expire August 24, 2027. The Company recognized equity issuance costs of $216,855 for the issuance of the Reload Warrants.

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

Holders of the May 2023 Notes, the May 2023 Warrants and Reload Warrants did not have voting rights to the extent they did not convert their notes or exercise their warrants.

In September 2023, the Company completed a public offering and sold 8 shares of common stock at $90,000.00 per share. The holders of the May 2023 Notes waived their right to reduce the conversion price to the equity issuance price and agreed to reduce the conversion price to $99,000.00 per share. The exercise price of the May 2023 Warrants was reduced to $90,000.00 per share as a result of the public offering.

On October 13, 2023, the Company completed a 1 for 5 reverse stock split and the lowest day’s VWAP in the five days following the reverse split was $49,284.00 per share and the conversion price of the May 2023 Notes, and the exercise price of the May 2023 Warrants were reduced to $49,284.00 per share effective October 20, 2023. On February 2, 2024, the Company completed a reverse 1 for 45 stock split. As a result, the conversion price of the May 2023 Notes and exercise price of the May 2023 Warrants were subject to adjustment to the lowest day’s VWAP in the five-day period following the reverse split, which was $1,491.68 per share effective February 12, 2024.

During the three months ended March 31, 2024, $7,414,025 of principal of the May 2023 Notes were converted into 4,971 shares of common stock. The Company recognized a loss of $333,544 on the conversion including the write off of $55,490 of unamortized debt issuance costs. The remaining principal of the May 2023 Notes of $24,716,118 was exchanged for 24,698 shares of Series A convertible Preferred Stock with a stated value of $1,000 and an initial conversion price of $1.33. The Company recognized a loss on the exchange of the Convertible Notes for Preferred Stock of $1,314,065, which includes unamortized issuance costs of $182,009, in the nine months ended September 30, 2024.

As a result of the exchange for Preferred Stock, the May 2023 Notes are no longer outstanding, there are no remaining covenants related to the May 2023 Notes that the Company must comply with and the security interest on the assets of the Company has been released by the noteholders. The May 2023 Warrants exercise price was reduced to $1,064.00 as a result of this exchange. See further discussion in Note 10.

NOTE 7 - MAY 2024 SENIOR NOTES

On May 22, 2024, the Company issued Senior Notes with an aggregate principal amount of $2,942,170 due May 22, 2025 (the “May 2024 Notes”) for proceeds before expenses of $2,501,001 (issuance costs were $245,150). The notes were issued with an original issue discount of 15% and do not bear interest unless an event of default occurs, upon which interest will accrue at 10% per annum. Pursuant to the terms of the May 2024 Notes, if the Company completes an equity or debt offering while any principal of the May 2024 Notes is outstanding, thirty percent of the proceeds from such offering are required to be used to repay the outstanding principal of the May 2024 Notes until they are fully repaid. The holders of the May 2024 Notes also received fully vested warrants (the “May 2024 Note Warrants”) to purchase 12,686 shares of the Company’s common stock at an exercise price of $232.00 per share. The May 2024 Note Warrants are exercisable beginning November 23, 2024 and expire November 23, 2029. The number of warrants and the exercise price are subject to adjustment if the Company declares a stock dividend, stock split or recapitalization.

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

During the three and nine months ended September 30, 2024, the Company recorded non-cash interest expense of $55,146 and $238,965, respectively, to accrete the allocated value of the May 2024 Notes, which includes the amortization of debt issuance costs. As discussed further in Note 10, the May 2024 Notes were fully repaid on July 12, 2024 and a loss of $1,470,554 was recognized in the three and nine months ended September 30, 2024 for the early extinguishment of these notes.

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

	May 24, 2023	August 3, 2023
Conversion Feature Liabilities
Company stock price on valuation date	$126,000.00	$99,180.00
Volatility (closing prices of guideline comparable public companies)	86.3%	84.1%
Conversion price per share	$135,000.00	$135,000.00
Note term (years)	0.76	0.56
Risk free interest rate	5.1%	5.4%

Warrant Liabilities
Company stock price on valuation date	$126,000.00	$99,180.00
Volatility (closing prices of guideline comparable public companies)	119.2%	115.0%
Conversion price per share	$135,000.00	$135,000.00
Warrant term (years)	4.25	4.06
Risk free interest rate	3.8%	4.3%

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

On August 3, 2023, stockholders approved the adjustment of the conversion price of the New Notes and Exchange Notes and the exercise price of the New Warrants and Exchange Warrants. The conversion and exercise prices can adjust to a floor of $0.22 per share based on certain events defined in the agreements related to these instruments. The Company concluded that as of August 3, 2023, the conversion feature of the May 2023 Notes and the May 2023 Warrants are no longer derivative liabilities and reclassified them to equity on August 3, 2023. The Company recognized a (loss) gain of $(690,290) and $2,333,417 for the change in the fair values of the conversion features of the May 2023 Notes for the three and nine months ended September, 30, 2023, respectively.

The Company calculated the fair value of May 2023 Warrants at August 3, 2023, and recognized a gain of $5,296 and $2,774,377 in the three and nine months ended September 30, 2023. The total gain recognized for the nine months ended September 30, 2023 for the May 2023 Notes conversion features and May 2023 Warrants was $5,107,794.

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

The Company has determined that these warrants should be classified as liabilities and has used a Monte Carlo simulation to estimate the fair value. The following assumptions were used in the valuations:

December 31, 2023

Company stock price on valuation date	$35.68
Volatility	141.4%
Risk free interest rate	3.78%
Dividend yield	0.00%
Warrant term (years)	4.9
Time to future transaction (years)	0.63
Future transaction probability	75%

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

Subsequent to the approval by stockholders of the cashless exercise provision of the Series A Warrant, the fair value of each Series A Warrant is the value of three shares of the Company’s common stock. Based on the closing price of the Company’s common stock on September 30, 2024 of 8.32, the fair value of each Series A Warrant is $24.96 and based on the total number of warrants outstanding of 694, the warrant liability for Series A Warrants is $17,245 at September 30, 2024.

As discussed in Note 10 below, on May 17, 2024, certain terms of the Series B Warrants were amended, including a cashless exercise provision, which resulted in the Series B warrants no longer being liabilities. The fair value of each Series B warrant is the value of the closing stock price of the Company times 0.81, the cashless exercise exchange ratio. Based on the closing price of the Company’s common stock on May 17, 2024 of $231.20, the fair value of each Series B Warrant is $187.27. A loss of $2,174,673 was recognized in the nine months ended September 30, 2024, for the change in fair value of the Series B Warrants from December 31, 2023 to May 17, 2024. The fair value of the Series B Warrants of $ 3,405,662 as of May 17, 2024 was reclassified to equity.

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

The following represents the activity associated with the Series A and Series B Warrants for the nine months ended September 30, 2024:

	Series A	Series B	Total
Fair value on December 31, 2023	$4,705,245	$1,265,822	$5,971,067
Loss on changes in fair value	12,664,653	2,174,673	14,839,326
Exercise of warrants	(17,352,653)	(34,833)	(17,387,486)
Reclassification to equity	–	(3,405,662)	(3,405,662)
Balance at September 30, 2024	$17,245	$–	$17,245

NOTE 9 – RELATED PARTY TRANSACTIONS

In March 2024, the Company entered into a consulting agreement with Christian Okonsky, one of the Company’s founders, former Chairman of the Board and former Chief Technology Officer, pursuant to which he was entitled to a monthly fee of $5,000 and payment of 1% of the gross proceeds from any merger, sale or change of control transaction (“Change of Control Payment”) (as determined by the board of directors) entered into by the Company for a period of up to 6 months following the termination of the consulting agreement. The consulting agreement had a 24 month term and was cancelable by either party with 30 days notice. This consulting agreement terminates any remaining provisions of the Pink Possum agreement noted below other than the warrants remain outstanding. On September 9, 2024, Mr. Okonsky resigned from the board of directors of the Company. The consulting agreement was amended and the monthly fee was amended to $8,333 per month for twelve months and the Change of Control Payment was eliminated. Ms. Karin-Joyce Tjon, a current board member, was appointed by the board to be the chairman of the board.

During 2022, the Company issued purchase orders and made prepayments for prototype parts of $21,860 to a vendor that Pink Possum, LLC (“Pink Possum”), an entity controlled by Mr. Okonsky, holds an equity interest of 25% as of September 30, 2024. This vendor is not expected to provide additional prototype or production parts.

In December 2022, the Company entered into an employment agreement with Mr. Okonsky whereby Mr. Okonsky became an employee on January 2, 2023 with an annual salary of $170,000 and healthcare and other benefits that are also provided to all Company employees. The consulting agreement with Pink Possum, discussed below, was terminated upon execution of the employment agreement. Mr. Okonsky informed the Company on January 27, 2024 that he would resign his employment and forfeit his salary and benefits effective February 1, 2024.

In November 2020 and February 2021, the Company entered into an operating lease with an entity controlled by the Company’s two founders for its future headquarters and production facility in Liberty Hill, Texas. In October 2021, the Company began discussions for an additional amendment to the lease, in anticipation of manufacturing vehicles at this location, which would have resulted in the monthly payment of $100,000 for the first year of the lease and increasing annually throughout the term of the lease to $107,000 in the final year. Monthly payments for the initial lease and the amended agreement would have begun at the time a certificate of occupancy was received by the landlord. No monthly rent payments were made on these leases.

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

On August 28, 2020, the Company entered into consulting agreements with Pink Possum, an entity controlled by Mr. Okonsky, and Highbridge Consultants, LLC (“Highbridge”), an entity controlled by Mr. Adrian James, a co-founder of the Company, pursuant to which Messrs. Okonsky and James provide the Company with services in exchange for warrants. On March 26, 2021 and March 25, 2021, respectively, Pink Possum and Highbridge entered into amendments to the consulting agreements agreeing to exchange the original warrants for new ten-year warrants to purchase 27 and 35 shares, respectively, of common stock at an exercise price of $176,400.00. The Highbridge warrants were fully exercised on a cashless basis in 2021 and the Pink Possum warrants remain outstanding as of September 30, 2024.

In addition, pursuant to the consulting agreements, upon the occurrence of a Fundamental Transaction (as defined below) for an aggregate gross sales price of $100.0 million or more, each entity will receive a cash payment equal to 1% of such gross sales price. For the purposes of the consulting agreements, “Fundamental Transaction” means any of the following: (i) a consolidation or merger involving the Company if the holders of the voting securities of the Company that are outstanding immediately prior to the consummation of such consolidation or merger do not, immediately after the consummation of such consolidation or merger, hold voting securities that collectively possess at least a majority of the voting power of all the outstanding securities of the surviving entity of such consolidation or merger or such surviving entity’s parent entity; (ii) a transfer or issuance (in a single transaction or series of related transactions) by one or more of the Company and its stockholders to one person or to any group of persons acting in concert, of shares of the Company’s capital stock then collectively possessing 50% or more of the voting power of all then outstanding shares of the Company’s capital stock (computed on an as-converted to common stock basis); or (iii) any sale, license, lease, assignment or other disposition of all or substantially all of the assets of the Company. Furthermore, commencing upon the completion of the Company’s initial public offering of the shares of our common stock, if the Company’s market capitalization exceeds $300.0 million for a period of 21 consecutive trading days, each of the entities will receive an additional cash payment equal to $15.0 million; provided that the Company will have the right, in its sole discretion, to make the foregoing $15.0 million payment by the issuance of shares of the Company’s common stock. The foregoing amounts will be payable to the entities if the above milestones occur any time prior to the ten-year anniversary of the original consulting agreements, or August 28, 2030. The foregoing provision was terminated as to Pink Possum in connection with the consulting agreement between the Company and Mr. Okonsky described above.

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

On October 13, 2023, the Company completed a reverse 1 for 5 stock split. On February 2, 2024, the Company completed a reverse 1 for 45 stock split. On June 6, 2024, the Company completed a reverse 1 for 100 stock split. On November 8, 2024, the Company completed a reverse 1 for 8 stock split. Any fractional shares as a result of the reverse stock splits were rounded up to one full share of common stock.

Common Stock

On July 12, 2024, Company sold 102,605 shares of the Company’s common stock at a purchase price of 29.20 per share and pre-funded warrants to purchase 308,355 shares of common stock at $29.19992 per pre-funded warrant. The Company received net proceeds of $10,789,261. Through September 30, 2024, 226,250 pre-funded warrants were exercised and 82,105 remained outstanding.

On May 24, 2023, the Company sold 34 shares of its common stock in a public offering at $135,000.00 per share. The Company received net proceeds of $3,998,685 after underwriter commissions and expenses of $501,300.

On September 18, 2023, the Company sold 8 shares of its common stock in a public offering at $90,000.00 per share. The Company received net proceeds of $571,400 after underwriter commissions and expenses of $128,600. The underwriter was also issued a warrant to purchase 2 shares of the Company’s common stock at an exercise price of $112,500.00 per share that expires 5.5 years from the date of issuance. The underwriter agreement provided the underwriter with a right of first refusal for any additional securities third parties offerings within twelve months of this offering.

As discussed in Note 6 above, on May 24, 2023 the Company issued the May 2023 Notes and May 2023 Warrants, along with the warrants to the placement agent in August 2022 with the issuance of the Convertible Notes. The Company received consent from the underwriter to issue such securities. In addition, the Company was required to reserve 601 shares of common stock for future issuance of shares for the conversion of the May 2023 Notes and exercise of the May 2023 Warrants and 4 shares for the exercise of the placement agent warrants.

Series A Convertible Preferred Stock

On March 4, 2024, the Company designated 25,000 shares of preferred stock as Series A Convertible Preferred Stock with a par value of $0.00001 per share and exchanged the remaining May 2023 Notes (principal of $24,694,670) for Preferred Stock. For each $1,000 of May 2023 Note principal, one share of Preferred Stock was issued with a stated value of $1,000, and any principal held by an investor below $1,000 was granted one additional share of Preferred Stock. A total of 24,698 shares were issued in connection with the exchange. The Preferred Stock is initially convertible into share of the Company’s common stock at $1,064.00 per share. Conversion of Preferred Stock to common stock of the Company by the holders of the Preferred Stock is limited based on ownership restrictions of either 4.99% or 9.99%. The conversion price is subject to adjustment for anti-dilution provisions with an initial floor of $98.00 per share, subject to adjustment to $400.00 per share if stockholder approval is received. The stockholders approved this adjustment at the 2024 annual meeting held on May 28, 2024.

The Preferred Stock conversion price per share is subject to adjustment in the event of a stock split based on the lowest 5-day daily VWAP in the five days subsequent to the completion of a stock split. As a result of the reverse stock split completed on June 6, 2024, the conversion price of the Preferred Stock was adjusted to $51.59.

As of September 30, 2024, all of the Preferred Stock (24,698 preferred shares) have been converted for 279,043 shares of common stock.

November 2023 Common Units and Pre-Funded Warrant Units

On November 17, 2023, the Company sold (i) 93 common units (“Common Units”), each consisting of one share of the Company’s common stock, a Series A warrant to purchase one share of common stock at an initial exercise price of $19,800.00 per share or pursuant to an alternative cashless exercise option (described below), which warrant will expire on the five-year anniversary of the original issuance date (the “Series A Warrants”) and a Series B warrant to purchase one share of common stock at an initial exercise price of $30,240.00 per share, which warrant will expire on the five-year anniversary of the original issuance date (the “Series B Warrants” and together with the Series A Warrants, the “Warrants”); and (ii) 1,099 pre-funded units (the “Pre-funded Units” and together with the Common Units, the “Units”), each consisting of one pre-funded warrant to purchase one share of common stock (the “Pre-funded Warrants”), a Series A Warrant and a Series B Warrant. The purchase price of each Common Unit was $15,120.00, and the purchase price of each Pre-Funded Unit was $15,119.64. The Pre-Funded Warrants were immediately exercisable and may be exercised at any time until all of the Pre-Funded Warrants are exercised in full. As of December 31, 2023, 1,006 of the Pre-Funded Warrants were exercised and the remaining Pre-Funded Warrants were exercised by January 9, 2024.

In addition, the Company granted the underwriter a 45-day option to purchase additional 179 shares of common stock and/or Pre-Funded Warrants, representing up to 15% of the number of common stock and Pre-Funded Warrants sold in the Public Offering, and/or additional 24 Series A Warrants representing up to 15% of the Series A Warrants sold in the Public Offering, and/or additional 24 Series B Warrants representing up to 15% of the Series B Warrants sold in the Public Offering solely to cover over-allotments, if any. The underwriter partially exercised its over-allotment option with respect to 24 Series A Warrants and Series B Warrants. A total of 441 each of Series A and B Warrants were issued in the transaction. The net proceeds were approximately $16.2 million (gross proceeds of $18.0 million less fees and expenses of $1.8 million). The gross proceeds and transaction cost were allocated to each of the instruments issued in the offering at their estimated relative fair values. Transaction costs totaling $1,444,547 related to the Series A and Series B Warrants were expensed since these warrants were determined to be liabilities and recorded at their estimated fair values (see Note 8).

Series A Warrants

Each Series A Warrant had an initial exercise price per share equal to $19,800.00, was immediately exercisable upon issuance, and will expire on the five-year anniversary of the original issuance date, or November 17, 2028.

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

As discussed above, the Company completed a 1 for 45 reverse stock split on February 2, 2024. Prior to this reverse split, 24 Series A Warrants were exercised under the alternative cashless exercise provision in the period from January 1, 2024 to February 2, 2024. As a result of the 1 for 45 reverse stock split, the total number of Series A Warrants and exercise price for the remaining warrants was adjusted per the provisions of a Share Event and the total number of Series A Warrants became 4,975 and the exercise price became $1,491.68. A total of 4,923 of the Series A Warrants were exercised under the alternative cashless exercise provision subsequent to this reverse stock split and 53 remained outstanding prior to the June 6, 2024 reverse stock split.

The Company completed a 1 for 100 reverse stock split on June 6, 2024. As a result of this reverse stock split, the total number of Series A Warrants and exercise price for the remaining warrants was adjusted per the provisions of a Share Event and the total number of Series A Warrants became 1,520 and the exercise price became $51.5888.

As of September 30, 2024, 694 Series A Warrants remain outstanding and the number of warrants and exercise price will adjust as a result of the 1 for 8 reverse stock split completed on November 8, 2024 per the Share Event provisions noted above.

Series B Warrants

Each Series B Warrant offered has an initial exercise price per share equal to $30,240.00, was immediately exercisable upon issuance, and will expire on the five-year anniversary of the original issuance date, or November 17, 2028.

As a result of the reverse 1 for 45 stock split completed on February 2, 2024, the total number of Series B Warrants and exercise price for the remaining warrants was adjusted per the provisions of a Share Event and the total number of Series B Warrants became 8,922 and the exercise price became $1,491.68. A total of 88 of the Series B Warrants were exercised for proceeds of $130,522 and 8,834 remained outstanding as of March 4, 2024, when the Company exchanged the May 2023 Notes for Series A Convertible Preferred Stock with a conversion price of $133.00 per share, as discussed above. As a result of this exchange, the Series B Warrant amounts and exercise price were further adjusted based on certain anti-dilution provisions and the new number of Series B Warrants is 18,183 and the exercise price is $724.72.

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

On May 17, 2024, after giving effect to the Warrant Amendment, the Company and certain holders of Series B Warrants to purchase an aggregate of 17,222 shares of common stock (the “Holders”) entered into separate exchange agreements (the “Agreements”) pursuant to which the Company agreed to exchange the Series B Warrants held by the Holders for shares of Company common stock (or, at the option of the Holder, pre-funded warrants) at a ratio of 0.81 shares of Company common stock (or, at the option of the Holder, pre-funded warrants) for each whole Series B Warrant. A total of 9,178 pre-funded warrants with an exercise price of $0.001 and 4,773 shares of common stock were issued to the Holders.

As of September 30, 2024, 141 Series B Warrants remain outstanding and all of the pre-funded warrants have been fully exercised.

Other Warrants

As discussed in Note 6, the Company issued the Note Warrants, which were fully vested, to purchase 51 shares of the Company’s common stock at an initial exercise price of $513,000.00. The Note Warrants expire August 24, 2027. Also, the Company issued to the placement agent of the Convertible Notes, fully vested warrants to purchase 4 shares of the Company’s common stock at an exercise price of $641,250.00. The warrants were not exercisable until February 24, 2023 and expire on February 24, 2028. The Company valued all of these warrants using the closing price of the Company’s common stock on August 24, 2022 of $439,200.00, volatility of 79.81% based on peer companies, risk free interest rate of 3.03%, no dividends and an estimated life of 2.5 years.

In May 2023, all of the Note Warrants to purchase 51 shares of the Company’s common stock were exchanged for Exchange Warrants to purchase 95 shares of the Company’s common stock with an initial exercise price of $196,200.00 per share (which was adjusted to $135,000.00 per share upon stockholder approval which was received on August 3, 2023). The Exchange Warrants expire August 24, 2027. Also in May 2023, in connection with the issuance of the New Notes, the Company also issued New Warrants (together with the Exchange Warrants the “May 2023 Warrants”) to purchase 31 shares of common stock at an initial exercise price of $196,200.00 (which was adjusted to $135,000.00 per share upon stockholder approval which was received on August 3, 2023). The exercise price of the May 2023 Warrants were further adjusted due to the reverse 1 for 5, 1 for 45 and 1 for 100 reverse stock splits completed in October 2023, February 2024 and June 2024, and for the issuance of the Preferred Stock discussed above. The exercise price for the May 2023 Warrants as of September 30, 2024 are $51.59.

As noted below, 11 of the Exchange Warrants were exercised at a price of $63,000.00 per share and 11 Reload Warrants were issued with an exercise price of $90,000.00 per share. In October 2023, the Reload warrant exercise price was reduced to $49,284.00. The Reload warrants expire August 24, 2027. Due to the reverse 1 for 100 stock split completed in June 2024, the exercise price of the Reload Warrants was adjusted to $51.59 and will adjust for the 1 for 8 reverse stock split completed on November 8, 2024.

On October 13, 2023, the Company entered into an amendment (the “Amendment”) to its Stag UTV development and Stag supplier agreements with GLV Ventures (“GLV”). Pursuant to the Amendment, GLV agreed to provide the Company with extended payment terms and provide the Company with credit against new vehicles for the value of certain parts purchased by the Company. In consideration for entering into the Amendment No. 1, the Company agreed to issue GLV (or its designee) five-year warrants to purchase 12 shares of Company common stock with an exercise price of $75,600.00 per share, which was equal to the closing price of the Company’s common stock on the date of the Amendment No. 1, 6 shares were fully vested upon issuance and the remaining warrants vested 6 days from the issuance date.

Warrant Inducements

On October 13, 2023, the Company entered into an inducement offer letter agreement (the “Inducement Letter”) with the three holders (each, a “Holder”) of the May 2023 Warrants. The Company agreed to reduce the exercise price of up to 28 to the lesser of (i) $63,000.00 (after giving effect to the stock splits noted above) and (ii) the exercise price in effect at the time of exercise of the Existing Warrants if further adjusted in accordance with the terms of the May 2023 Warrants ($49,284.00 per share after adjustment for the lowest day’s VWAP for the five days following the reverse stock split). The reduction of the exercise price of such Existing Warrants remained in effect until October 27, 2023 (the “Inducement Period”). In addition, pursuant to the Inducement Letter, the Holders who exercise such Existing Warrants for cash on or prior to October 27, 2023 would receive a new warrant (“Reload Warrant”) to purchase the same number of shares of common stock equal to the number of shares of common stock exercised and at the same exercise price as the Existing Warrants. The exercise price for any Warrants not exercised prior to the end of the Inducement Period would not result in a change in the exercise price under the original terms of the Existing Warrants. The Holders exercised 5 warrants of the 28 warrants available for exercise. Due to the reverse 1 for 100 stock split completed in June 2024, the exercise price of the remaining Existing Warrants not exercised in this inducement and the Reload Warrants granted for the Existing Warrants exercised were adjusted to $51.59.

On October 29, 2023, in an effort to raise cash, the Company entered into an inducement offer letter agreement (the “Inducement Reprice Letter”) with the Holders of the Company’s May 2023 Warrants. Pursuant to the Inducement Reprice Letter, in exchange for an aggregate cash payment of $346,500, the Company reduced the exercise price with respect to May 2023 Warrants exercisable into an aggregate of 12 shares of common stock from $49,284 per share to $360.00 per share. On January 10, 2024, the Holders exercised these warrants.

As discussed in Note 7, the Company issued the May 2024 Note Warrants on May 22, 2024, which are fully vested, to purchase 12,686 shares of the Company’s common stock at an exercise price of $232.00. The Note Warrants are initially exercisable on November 23, 2024 and expire on November 23, 2029. The Company valued these warrants using the closing price of the Company’s common stock on May 22, 2024 of $176.00, volatility of 155.00% the Company’s historical volatility, risk free interest rate of 4.47%, no dividends and a life of 5.5 years.

The following is the activity related to common stock warrants during the nine months ended September 30, 2024:

	Common Stock Warrants
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Life in years	Intrinsic Value

Outstanding at January 1, 2024	7,041	$2,551.75
Granted	348,335	$38.57
Canceled	–	$–
Expired	–	$–
Exercised	(259,579)	$51.83
Outstanding at September 30, 2024	95,797	$187.35	4.82	$683,107
Exercisable at September 30, 2024	83,111	$180.54	4.77	$683,107

NOTE 11 – STOCK-BASED COMPENSATION

In January 2021, the Company’s board of directors adopted the Volcon, Inc. 2021 Stock Plan, (the “2021 Plan”). The 2021 Plan is a stock-based compensation plan that provides for discretionary grants of stock options, stock awards, and restricted stock unit awards to employees, members of the board of directors and consultants (including restricted stock units issued prior to the adoption of the plan as further discussed below). The Company has reserved 39 shares of the Company’s common stock for issuance under the 2021 Plan. To the extent that an award, if forfeitable, expires, terminates or lapses, or an award is otherwise settled in cash without the delivery of shares of common stock to the participant, then any unpaid shares subject to the award will be available for future grant or issuance under the 2021 Plan. There are no shares available for issuance under the 2021 Plan as of September 30, 2024. Awards vest according to each agreement and as long as the employee remains employed with the Company or the consultant continues to provide services in accordance with the terms of the agreement.

Restricted Stock Units

There were no restricted stock units outstanding in 2024 and no expense was recognized for any period of 2024. In February 2023, 1 RSU was subject to cancellation due to termination of employment. However, the Company entered into a modification to allow the employee to fully vest in these RSUs as part of a severance agreement. The Company recorded additional expense of $31,487 during the nine months ended September 30, 2023 related to this modification.

For the three and nine months ended September 30, 2023, the Company recognized (benefit) expense for RSUs of $(15,700) and $61,623, respectively.

Performance Shares

In 2022 the compensation committee approved reserving 2 shares from the 2021 Plan to issue based on achievement of the Company’s 2022 performance milestones to employees who are employed in 2022 and were active employees on the date of approval in 2023 by the compensation committee. On February 6, 2023 the compensation committee of the board of directors approved a grant of 1 share for the achievement of some of the Company’s 2022 performance milestones. The Company recognized share-based compensation expenses of $257,717 related to the grant of these shares in the nine months ended September 30, 2023.

In addition, the compensation committee also approved reserving 2 shares from the 2021 Plan to issue to employees based on achievement of the Company’s 2023 performance milestones to employees who were employed in 2023 and are active employees on the date of approval in 2024 by the compensation committee. No shares were approved for grant by the compensation committee for 2023 performance milestones.

Stock Options

The following summarizes activity relating to common stock options to employees and consultants for services during the nine months ended September 30, 2024:

	Common Stock Options
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Life in years	Intrinsic Value
Outstanding at January 1, 2024	61	$354,819.26
Granted*	6,251	$13.00
Forfeited	(11)	$163,500
Canceled	(12)	$712,350
Outstanding at September 30, 2024	6,289	$1,812.00	9.88	$0
Exercisable at September 30, 2024	38	$303,087.00	8.11	$0

*	Includes 50,000 inducement options granted outside of the 2021 Plan.

The Company valued the options using the closing stock price of the Company’s common stock on the date of grant and the following assumptions:

	2024	2023
Volatility (based on the Company’s volatility in 2024 and peer companies in 2023)	152% - 170%	79% - 83%
Risk free interest rate	4.0% - 4.5%	3.54% - 4.77%
Dividends	None	None
Estimated life in years	6	6

During the three and nine months ended September 30, 2024, the Company recognized share-based compensation (benefit) expense of $10,053 and $295,882, respectively, related to common stock options. The share-based compensation for the nine months ended September 30, 2024 includes a net benefit of $1,922 for the three months ended March 31, 2024 primarily due to forfeiture of unvested stock options from employees who terminated during the period ended March 31, 2024, which offset the expense from stock options outstanding for current employees. During the three and nine months ended September 30, 2023 the Company recognized share-based compensation expenses of $556,228, and $1,904,016, respectively, related to common stock options. The Company expects to recognize additional compensation expense of $70,368 related to these common stock options assuming all awards will vest.

Total stock-based compensation recorded for the three and nine months ended September 30, 2024 and 2023 for all stock-based compensation awards, including warrants, has been recorded as follows:

	Three Months Ended September 30, 2024	Three Months Ended September 30, 2023	Nine Months Ended September 30, 2024	Nine Months Ended September 30, 2023
Cost of Goods Sold	$–	$131,525	$(11,827)	$487,605
Sales and Marketing	10,053	134,073	21,984	678,945
Product Development	–	80,759	126,337	389,729
General and Administrative	–	194,171	159,388	667,077
Total	$10,053	$540,528	$295,882	$2,223,356

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

	Three months	Three months	Nine months	Nine months
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023

Numerator:

Net loss	$(13,638,478)	$(11,327,896)	$(40,292,940)	$(41,655,559)

Denominator:

Denominator for basic and diluted net loss per common share - weighted average of common shares	569,873	171	211,341	153

Basic and diluted net loss per common share	$(23.93)	$(66,245.01)	$(190.65)	$(272,258.56)

Common shares consisting of shares potentially dilutive as of September 30, 2024 and 2023 are as follows:

	September 30, 2024	September 30, 2023
Convertible Notes	–	325
Warrants	95,797	161
Stock options	6,289	28
Restricted stock units	–	1
Total	102,086	515

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

The components of income tax expense (benefit) for the three and nine months ended September 30, 2024 and 2023 are as follows:

	Three Months Ended September 30, 2024	Three Months Ended September 30, 2023	Nine Months Ended September 30, 2024	Nine Months Ended September 30, 2023

Expected federal income tax benefit at statutory rate	(2,864,081)	$(3,911,756)	$(8,461,517)	$(8,747,667)
Non-deductible expenses	39,265	(4,468,467)	(460,948)	314,051
Research and development credit	–	(148,811)	–	(148,811)
Prior year true up	794,012	–	4,029,744	–
Return to provision true up	(89,625)	–	(89,625)	–
Change in valuation allowance	2,120,429	8,529,034	4,982,346	8,582,427
Income tax benefit	$–	$–	$–	$–

Significant components of the Company’s deferred tax assets and liabilities at September 30, 2024 and December 31, 2023 are as follows:

	September 30, 2024	December 31, 2023
Deferred tax assets
Net operating losses	$23,910,910	$15,468,757
Debt basis difference	–	5,121,397
Depreciation and amortization	1,695,242	1,701,768
Research & development credit	1,099,535	1,099,535
Lease liability	184,753	246,704
Stock-based compensation	–	3,235,732
Inventory	–	152,749
Accrued expenses	98,713	66,909
Capital loss carryover	176,949	176,950
Dealer rebates	–	459,713
Vendor settlements and reserves	452,824	–
Other	27,308	21,828
Total	27,646,234	27,752,042
Valuation allowance	(27,389,592)	(27,171,016)
Net deferred tax asset	256,642	581,026
Deferred tax liabilities
Prepaid expenses	(79,992)	(342,421)
Right-of-use assets	(176,650)	(238,605)
Total net deferred taxes deferred tax liabilities	$–	$–

Management currently believes that since the Company has a history of losses it is more likely than not that the deferred tax regarding the loss carry forwards and other temporary differences will not be realized in the foreseeable future. Due to the impact of the reverse stock split in June 2024 on the adjusted number of outstanding options and exercise prices, the Company concluded that it is a remote possibility that any options will be exercised and therefore wrote off the deferred tax asset and related valuation allowance for stock-based compensation. The utilization of the Company’s net operating losses and credit carryovers may be subject to limitation due to the “change in ownership provisions” under Section 382 of the Internal Revenue Code. The Company’s cumulative net operating loss carry forward of $113.9 million as of September 30, 2024, may be limited in future years depending on future taxable income in any given fiscal year. The net operating losses can be carried forward indefinitely.

The Company has recorded no liability for income taxes associated with unrecognized tax benefits at the date of adoption and has not recorded any liability associated with unrecognized tax benefits. Accordingly, the Company has not recorded any interest or penalty in regard to any unrecognized benefit.

NOTE 14 – LEASES

The components of lease cost for operating leases for the three and nine months ended September 30, 2024 and 2023 is as follows:

	Three Months Ended September 30, 2024	Three Months Ended September 30, 2023	Nine Months Ended September 30, 2024	Nine Months Ended September 30, 2023
Lease Cost
Operating lease cost	117,249	$117,249	$351,747	$351,748
Short-term lease cost	44,400	30,751	119,591	120,271
Variable lease cost	–	–	–	–
Sublease income	–	–	–	–
Total lease cost	$161,649	$148,000	$471,338	$472,019

Supplemental cash flow information related to leases for the nine months ended September 30, 2024 and 2023, is as follows:

	2024	2023
Other Lease Information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$295,007	$265,161
Amortization of right-of-use assets	$295,019	$274,895

The following table summarizes the lease-related assets and liabilities recorded on the balance sheet at September 30, 2024 and December 31, 2023:

	September 30, 2024	December 31, 2023
Lease Position
Operating Leases:
Operating lease right-of-use assets	$841,194	$1,136,213
Right-of-use liabilities operating leases short-term	432,059	399,611
Right-of-use liabilities operating leases long-term	447,717	775,170
Total operating lease liabilities	$879,776	$1,174,781

The Company utilizes the incremental borrowing rate in determining the present value of lease payments unless the implicit rate is readily determinable.

Lease Term and Discount Rate	September 30, 2024
Weighted-average remaining lease term (years):
Operating leases	1.9
Weighted-average discount rate:
Operating leases	6.82%

The following table provides the maturities of lease liabilities at September 30, 2024:

Operating
Leases
Remainder of 2024	$119,898
2025	485,702
2026	340,591
Total future undiscounted lease payments	946,191
Less: Interest	(66,415)
Present value of lease liabilities	$879,776

NOTE 15 - SUBSEQUENT EVENT

On October 15, 2024, the “Company entered into a Securities Exchange Agreement (the “Exchange Agreement”) with an institutional shareholder (the “Shareholder”) pursuant to which the Shareholder agreed to exchange 774,569 shares of the Company’s common stock (the “Shares”) for pre-funded warrants to purchase 774,569 shares of the Company’s common stock.

Subject to certain ownership limitations, each pre-funded warrant is exercisable into one share of Company common stock at a price per share of $0.00001. In lieu of making the cash payment the holder may elect instead to receive upon such exercise (either in whole or in part) the net number of shares of Company common stock determined according to a cashless exercise formula set forth in the pre-funded warrant.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is intended as a review of significant factors affecting the Company’s financial condition and results of operations for the periods indicated. This discussion and analysis should be read in conjunction with the financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and the Company’s Annual Report on Form 10-K, which contains audited financial statements of the Company as of and for the year ended December 31, 2023, previously filed with the Securities and Exchange Commission. Results for the three months ended September 30, 2024 are not necessarily indicative of results for the year ending December 31, 2024 or any future period.

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q, together with other statements and information publicly disseminated by the Company, contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and include this statement for purposes of complying with these safe harbor provisions.

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

Beginning in the second quarter of 2024, we began evaluating other potential electric motorcycle offerings. We are determining what features and specifications would be included for new offerings including considering a street legal version that would be dual purpose as an on-road/off-road motorcycle (not highway legal). We have identified one new model which we are working on developing with a third party manufacturer. We do not have prototypes yet, but once received we will test them to evaluate the feasibility to produce and sell them. We will continue to evaluate other potential two-wheel product offerings throughout the remainder of 2024 and into 2025.

Utility Terrain Vehicles (UTVs)

In July 2022, we announced we were expanding our offerings with the introduction of the first of our Volcon UTV models, the Stag. We delivered the first Stag to a customer in February 2024. The Stag is being manufactured by a third party and incorporates electrification units, which include batteries, drive units and control modules provided by General Motors. Beginning in June 2022, we took non-binding pre-production orders which were cancelable prior to delivery. In October 2024, the Company notified the manufacturer of the Stag that the Company intended to terminate the manufacturing agreement between the parties due to breaches of the manufacturing agreement arising from significant costs increases over the original contracted cost, quality issues resulting in significant costs incurred by the Company for rework, manufacturing assistance required to be provided by the Company’s employees to program vehicles, significant delays in production and low production volumes. In response to the Company’s notice of termination, the manufacturer has indicated that it does not believe the assertions set forth in the Company’s notice are accurate and has asserted that it believes the Company lacks good cause to terminate the agreement. In addition, the manufacturer has asserted that it believes the Company has breached the manufacturing agreement and that the manufacturer intends to file a lawsuit claiming direct and consequential damages against the Company, including for lost profits, in an aggregate amount of $26.7 million. The Company intends to vigorously defend any claims brought by the manufacturer.

Pursuant to the manufacturing agreement, the manufacturer has 60 days to cure the breaches indicated in the notice of termination, to the extent the breaches are curable. The Company asked the manufacturer to provide a plan for curing its breaches and to provide assurances that the manufacturer would be able to perform. The manufacturer has not responded to this request from the Company. The Company evaluated the probability that the manufacturer could remediate the breach within 60 days of notification and concluded that it would not be probable. Therefore the Company has written down all of the Stag parts inventory as the Company does not believe that it would be able to recover the inventory since it is in the manufacturer’s possession and even it could the Company does not believe that it could find another manufacturer who could build the Stag without the Company incurring additional significant costs to have the manufacturer set up a production facility. In addition, the Company wrote off all prepaid deposits and advances paid to vendors and the manufacturer of the Stag. The total write off related to Stag inventory, prepaid inventory and advances was $8,712,644. Notwithstanding the foregoing, in the unlikely event the manufacturer is able to cure the breaches set forth in the notice of termination, the Company would continue to sell the Stag in accordance with the terms of the manufacturing agreement.

Beginning in the second quarter of 2024, we began discussions with various third party manufacturers of UTVs to identify models that we could purchase that are electric, or have internal combustion engine versions that could be modified to all electric. These models would be primarily used for utility purposes, have two or three passenger options, a dump bed or flatbed for hauling cargo, with speeds up to 30 miles per hour. These models may also include an enclosed cab with optional air conditioning.

In the three months ended September 30, 2024, we have signed an agreement with a manufacturer to distribute one of these utility UTV models, the VLCN HF1 in North America for five years, which includes a royalty agreement with the manufacturer for them to distribute the vehicle outside of North America. Royalties would commence in the third year of this agreement. We have also signed another agreement with a different manufacturer to distribute other light UTV models, the VLCN MN1 in the United States.

Customers

We initially sold the Grunt directly to consumers but ceased in November 2021. Since November 2021, we have sold the Grunt, Grunt EVO, Stag and related accessories through powersports dealers. As of November 11, 2024, we have 110 active dealers. Dealers can order any of our available products provided they are current on their accounts receivable and are within their established credit limit. We are offering dealers payment terms of 30 to 90 days to make larger purchases of our vehicles. We have entered into an accounts receivable factoring arrangement to allow us the ability to generate cash for working capital. We have agreements with third party financing companies to provide financing to qualified customers of each dealer. There is no recourse to us or the dealer if the dealer’s customer defaults on the financing agreement with the third party. We also sell the Brat to some powersports dealers as well as bicycle retailers and directly to consumers through our website, where consumers can have the Brat delivered to a location of their choosing in the continental U.S. Beginning in the first quarter of 2024, we began selling the Grunt EVO through our website where continental U.S. customers can pay a deposit and complete their purchase at one of our U.S. powersports dealer locations. Grunt EVO customers who are not located in a state where we have a powersports dealer or within a reasonable distance from a powersports dealer in their state, can have the Grunt EVO shipped directly to a location they specify.

In addition to selling our two-wheeled vehicles through powersports dealers, bicycle retailers and direct to consumers through our website, we also sell them internationally through importers. Each importer buys vehicles by the container and sells vehicles and accessories to local dealers or directly to consumers. Local dealers or the importer will provide warranty and repair services for vehicles purchased in their country. As of November 11, 2024, we have signed agreements with six importers in Latin America, one importer for the Caribbean Region, collectively referred to herein as the LATAM importers, one importer in New Zealand, and one distributor in Japan to sell our two-wheel vehicles and accessories in their assigned countries/markets. Through the remainder of 2024 and in 2025, we expect to expand our global sales of our vehicles and accessories beyond our current distributor base.

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

Results of Operations

The following financial information is for the three and nine months ended September 30, 2024 and 2023.

	Three Months Ended		Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023

Revenue	$1,075,864	$487,430	$3,050,275	$2,177,188
Cost of goods sold	(10,294,720)	(3,542,468)	(15,029,729)	(5,107,096)
Gross margin	(9,218,856)	(3,055,038)	(11,979,454)	(2,929,908)

Operating expenses:
Sales and marketing	470,692	1,870,532	1,774,927	6,040,519
Product development	528,352	2,983,197	2,148,847	5,936,280
General and administrative expenses	1,916,712	1,544,344	6,005,020	5,003,135
Total operating expenses	2,915,756	6,398,073	9,928,794	16,979,934

Loss from operations	(12,134,612)	(9,453,111)	(21,908,248)	(19,909,842)

Other (expense)income	(3,702)	(54,702)	17,741	(38,199)
Loss on extinguishment of Convertible Notes	–	–	(1,647,608)	(22,296,988)
Loss on repayment of May 2024 Notes	(1,470,554)	–	(1,470,554)	–
Gain (loss) on change in fair value of financial liabilities	53,724	(684,994)	(14,673,972)	5,107,794
Interest expense	(83,334)	(1,135,089)	(610,299)	(4,518,324)
Total other expense	(1,503,866)	(1,874,785)	(18,384,692)	(21,745,717)

Loss before provision for income taxes	(13,638,478)	(11,327,896)	(40,292,940)	(41,655,559)
Provision for income taxes	–	–	–	–

Net loss	$(13,638,478)	$(11,327,896)	$(40,292,940)	$(41,655,559)

Revenue

Revenue for the three months ended September 30, 2024, was $1,075,864, which represents sales of Brats of $361,978, Grunt EVOs of $346,189, Stags of $144,901, MN1s of $24,000 and accessories and parts of $137,722.

Revenue for the nine months ended September 30, 2024, was $3,050,275 which represents sales of Brats of $1,135,534, Grunt EVOs of $959,953, Stags of $379,787, Volcon Youth of $286,680, MN1s of $24,000 and accessories and parts of $224,522.

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

Revenue for the nine months ended September 30, 2023, was $2,177,188 which represents sales of Grunt motorcycles of $170,388, Brats of $1,728,528, Grunt EVO motorcycles of $37,193, Volcon Youth of $303,886 and accessories and parts of $204,593 offset by an adjustment of $269,218 to increase dealer rebates due to a change in the rebate programs during the period for remaining unsold Grunts in dealer inventory and for discounts to dealers for a reduction in the manufacturer’s suggested retail price for Brats and Volcon Youth motorcycles.

Cost of Goods Sold

Cost of goods sold for the three months ended September 30, 2024 were $10,294,720, including payroll costs of $56,996 for employees performing product fulfillment, logistics management, and service and warranty. Product costs for Brats, MN1s, and Grunt EVOs sold during the period were $300,880 (before the write down of inventory as discussed below), $22,900, and $878,633, respectively. Stag product costs were $224,784 before the write off of Stag inventory and prepaid deposits. As discussed above in “Overview – Utility Terrain Vehicles (UTVs)”, the Company wrote off all Stag parts inventory, including prepaid inventory deposits resulting in expense of $8,712,644. The Company also wrote down the Grunt EVO finished goods inventory by $535,013 due to the Company lowering the sales price to dealers and distributors. Offsetting expenses includes an adjustment of $136,121 to the vendor settlement for Stag suspension components recorded in the three months ended June 30, 2024 after auditing the inventory quantities and costs. The Company also recorded $175,000 as an offset to expenses for the partial recovery of a previously written off prepaid inventory deposit. Facilities costs related to operations were $98,254. Loss on disposal of Runt tooling and other equipment was $195,635.

Cost of goods sold for the nine months ended September 30, 2024 were $15,029,729 including payroll costs of $211,955 for employees performing product fulfillment, logistics management, and service and warranty. Product costs for Brats and Grunt EVOs, sold during the period were $1,105,054 and $1,515,175 (before the finished goods inventory write down discussed below), respectively. Volcon Youth product costs were $186,813 before the additional expense of $81,911 for the write down of all Volcon Youth inventory as the Company could no longer sell Volcon Youth motorcycles or parts after June 30, 2024. Stag product costs were $944,299, which includes an expense of $112,168 for the already delivered and future delivery of vehicles to a customer where the Company agreed to provide additional units at a sales price less than the manufactured cost of the units. As noted above, the Company also wrote off all Stag parts inventory and prepaid inventory deposits resulting in an expense of $8,712,644. The Company also recognized an expense of $976,420 for a settlement agreement with a vendor who supplies certain suspension components for the Stag. The Company also wrote down the Grunt EVO finished goods inventory by $535,013 due to the Company lowering the sales price to dealers and distributors. The Company recorded a loss on disposal of assets of $817,736 primarily related to Stag, Grunt EVO and Runt tooling. The Company also recorded $175,000 as an offset to expenses for the partial recovery of a previously written off prepaid inventory deposit.

Cost of goods sold for the three months ended September 30, 2023 were $3,542,468 including payroll costs of $287,117 and stock-based compensation of $131,526 for employees performing warehouse and logistics management and quality control testing. Product costs for Brats, Grunt EVOs, and Volcon Youth sold during the period were $555,265, $96,332 and $40,018 (before net realizable value write down), respectively. We recorded a write down of Volcon Youth motorcycles of $1,622,262 to reduce their costs to the expected net realizable value. We recorded an expense of $19,500 related to fees paid to cancel purchase orders to reduce raw material quantities. Facilities costs were $126,501 for our warehouse facility and third party warehousing costs. The Company also recorded an expense of $350,000 due to a reduction of the credit per Grunt EVO our third party manufacturer will provide for inventory previously provided to it. The credit was reduced to $1,250 from $1,600 due to inventory provided by the Company that is in excess of the 1,000 units. Future credits could be received if the Company has the third party manufacturer build more than 1,000 units.

Cost of goods sold for the nine months ended September 30, 2023, were $5,107,096. Costs include payroll costs of $969,461 and stock-based compensation of $487,605 for share-based awards for employees performing warehouse and logistics management and quality control testing. Product costs for Brats, Grunts, Grunt EVOs, and Volcon Youth, sold during the period were $1,150,905, $459,690, $97,051, and $295,427 (before inventory write down), respectively. We recorded write downs of Volcon Youth and Torrot Youth motorcycles of $1,622,262 to reduce the inventory value to its expected net realizable value. We recorded expense of $158,252 related to fees paid to cancel purchase orders to reduce raw material quantities, which was offset by a reduction in the net realizable valuation expense of $198,061 the Company was recording for excess quantities of raw materials that it was no longer obligated to purchase by paying these fees. Also, the one-year warranty for parts and labor on Grunts sold prior to September 30, 2022 expired (excluding the battery which is warranted for 2 years) and an adjustment to reduce the warranty accrual in the amount of $459,800 was recorded which reduced cost of goods sold. Facilities costs were $337,658 for our warehouse facility and third party warehousing costs. Shipping costs were reduced by $347,729 due to the reversal of an accrual for shipping costs and tariffs expected to be incurred to ship our Grunt raw materials and work-in-process inventory to our third party manufacturer in Mexico which was no longer needed.

For the remainder of 2024 we expect revenue and cost of goods sold to increase due to the expected increase in sales of the Brat and Grunt EVOs. To the extent the new products, the MN1s and HF1s, arrive and sales begin before the end of 2024, revenue and costs of sales may also increase. Additional cost savings may be realized if the third party manufacturer for these vehicles can source or manufacture parts at a lower cost. The increase in costs for products will partially be offset by reductions in cost for salaries and benefits due to reductions in headcount completed in 2023.

Sales and Marketing Expense

Sales and marketing expenses relate to costs to increase exposure and awareness for our products and developing our network of U.S. dealers and international distributors.

Sales and marketing expenses were $470,692 for the three months ended September 30, 2024 and were primarily related to expenses associated with promoting our products and brand of $161,625, employee payroll costs of 91,684, which includes stock-based compensation expense of $10,053. Professional fees for legal and consulting services were $62,850.

Sales and marketing expenses were $1,774,927 for the nine months ended September 30, 2024 and were primarily related to expenses associated with promoting our products and brand of $570,398, employee payroll costs of $677,993, including $112,500 for severance costs for our former Chief Marketing Officer and stock-based compensation of $21,983. Travel expenses related to roadshows showcasing the Stag and EVO were $68,671, facilities costs were $77,041, professional fees for legal and consulting services were $147,186 and depreciation expense was $93,810.

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

We expect sales expenses to increase slightly as we begin expanding our international distributors and selling commissions for increased sales of Brats, Grunt EVOs and to the extent the new products, the MN1s and HF1s, arrive and sales begin before the end of 2024. We expect marketing expenses to increase when we launch new products.

Product Development Expense

Product development expenses relate to the development and testing of our products and process to manufacture these products.

Product development expenses were $528,352 for the three months ended September 30, 2024 and were primarily related to expenses associated with employee payroll costs of $387,976, facilities costs of $59,952, and travel expenses of $40,331.

Product development expenses were $2,148,847 for the nine months ended September 30, 2024 and were primarily related to expenses associated with employee payroll costs of $1,345,848, including stock-based compensation of $126,337 for share-based awards granted to employees, facilities costs of $184,019, prototype costs of $203,287 and professional fees related to product development in the amount of $64,581, travel expenses of $126,921 and depreciation expense of $85,646.

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

We expect the remaining 2024 and 2025 product development costs related to employee costs to remain consistent with the quarter ended September 30, 2024. We expect costs for design and development costs related to the Grunt EVO to decrease since it is in production and we have received all units from the manufacturer. We expect design and development costs to increase for development of the HF1 and the MN1 and motorcycle lineup being considered for future release.

General and Administrative Expense

General and administrative expenses relate to costs for our finance, accounting and administrative functions to support the development, manufacturing and sales of our products.

For the three months ended September 30, 2024, general and administrative expenses were $1,916,712 and were primarily related to expenses associated with employee payroll costs of $543,084, professional fees of $260,447 (which includes legal fees of $143,197), software costs of $129,404, travel costs of $52,121, facilities costs of $53,530 and insurance costs of $664,457.

For the nine months ended September 30, 2024, general and administrative expenses were $6,005,020 and were primarily related to expenses associated with employee payroll costs of $1,808,888, including stock-based compensation of $159,388 for share-based awards granted to employees, professional fees of $863,220 (including legal fees of $434,292, tax and accounting fees of $77,155 and audit fees of $193,275), software costs of $423,018, insurance costs of $1,983,672, annual and special shareholder meeting costs of $133,531 and other public company expense costs of $243,342.

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

We expect general and administrative expenses to remain consistent over the next several quarters. Costs such as product liability insurance may increase due to the introduction of new products.

Interest and Other Expenses

Interest and other income/expenses for the three months ended September 30, 2024 was $1,503,866. We recognized a loss of $1,470,554 when we repaid the outstanding principal of the May 2024 Notes with the proceeds received from our July 2024 equity offering. Non-cash interest expense of $55,146 was recognized for the amortization of debt issuance costs and accretion of principal on the May 2024 Notes until they were repaid. We recorded a gain on the change in the estimated fair value of the Series A Warrant liability of $53,724.

Interest and other income/expenses for the nine months ended September 30, 2024 was $18,384,692. Non-cash interest expense of $314,838 was recognized for the amortization of debt issuance costs and accretion of principal on the May 2023 Notes through the date these notes were exchanged for Preferred Stock in March 2024. We recorded a loss on the conversion of some of these notes of $333,544 and a loss from the exchange of these notes for Preferred Stock of $1,314,065. We recognized a loss of $1,470,554 when we repaid the outstanding principal of the May 2024 Notes with the proceeds received from our July 2024 equity offering. Non-cash interest expense of $238,965 was recognized for the amortization of debt issuance costs and accretion of principal on the May 2024 Notes until they were repaid. We recorded a loss on the change in the estimated fair value of the Series A and Series B Warrant liabilities of $14,839,326 which was partially offset by a gain of $165,355 from the exercise of some of the Series B Warrants.

Interest and other income/expenses for the three and nine months ended September 30, 2023 were $1,874,785 and $21,745,717, respectively. A loss on extinguishment of the Convertible Notes of $22,296,988 was recognized in the nine months ended September 30, 2023 (see Note 6 to the consolidated financial statements). Non-cash interest expense of $1,130,837 and $4,516,041 was recognized for the amortization of debt issuance costs and accretion of principal on the Convertible Notes issued in August 2022 prior to extinguishment of the Convertible Notes and for the May 2023 Notes for the three and nine months ended September 30, 2023, respectively. A (loss) gain on the change in the valuation of derivative financial liabilities of ($684,994) and $5,107,794 was recognized in the three and nine months ended September 30, 2023 (see Note 8 to the consolidated financial statements).

Non-cash interest expense will no longer be recognized on the May 2023 Notes in the future due to the exchange of the May 2023 Notes for Series A Convertible Preferred Stock. Non-cash interest expense will no longer be recognized on the May 2024 Senior Notes after repayment of these notes in July 2024 with the proceeds from the sale of common stock.

Net Loss

Net loss for the three and nine months ended September 30, 2024, was $13,638,478 and $40,292,940, respectively.

Net loss for the three and nine months ended September 30, 2023, was $11,327,896 and $41,655,559, respectively.

Liquidity and Capital Resources

On September 30, 2024, we had cash and restricted cash of $5.9 million, including $0.1 million of restricted cash, and we had a working capital of $4.5 million. Since inception we have funded our operations from proceeds from debt and equity sales. On July 12, 2024, we sold 820,836 shares of common stock at a purchase price of $3.65 per share and pre-funded warrants to purchase 2,466,836 shares of common stock at $3.64999 per pre-funded warrant and received net proceeds of $10.8 million and $2.9 million was used to repay the principal on the May 2024 Notes.

Cash used in operating activities

Net cash used in operating activities was $12.3 million for the nine months ended September 30, 2024 and includes all of our operating costs except depreciation and amortization of $0.3 million, write down of Stag, Grunt EVO and Volcon Youth inventory and inventory deposits of $9.1 million, non-cash interest expense for the amortization of debt issuance costs and accretion of principal on the May 2023 Notes and May 2024 Notes of $0.6 million, loss on change in derivative financial liabilities of $14.8 million, losses on conversion and exchange of Convertible Notes of $1.6 million, $1.5 million loss on repayment of the May 2024 Notes, $0.8 million from the loss on disposal of fixed assets, and stock based compensation of $0.3 million. Cash used in operating activities includes an increase in accounts receivable of $0.1 million due to sales to our U.S. dealers, an increase of $1.0 million in prepaid inventory deposits primarily for purchases of Stag raw materials, a decrease of $0.6 million in accounts payable, and an increase of $0.5 million in accrued liabilities primarily due to the vendor settlement noted above and $0.6 million used to pay our lease liabilities. As of September 30, 2024, we have a decrease of $0.3 million in customer deposits, primarily due to orders being fulfilled for two of our Latin American distributors for shipments of Brats and Grunt EVOs paid for previously.

Net cash used in operating activities was $16.8 million for the nine months ended September 30, 2023 and includes all of our operating costs except stock-based compensation, write down of inventory, depreciation and amortization, non-cash interest expense for the amortization of debt issuance costs and accretion of principal on Convertible Notes and May 2023 Notes, gain on change in derivative financial liabilities, loss on extinguishment of Convertible Notes, bad debt expense and gain on sale of assets and loss on lease termination. Cash used in operating activities includes a decrease in accounts receivable of $0.6 million for collections net of sales, increases in inventory of $3.2 million due to the purchase of Brats, Volcon Youth motorcycles and purchases of batteries for the Stag offset by the transfer of Grunt inventory of $1.4 million to one of our third party manufacturers, an increase of $2.4 million in accounts payable primarily due to purchases of batteries for the Stag and amounts due to our third party manufacturer of the Stag and Grunt EVO, a decrease of $0.3 million in accrued liabilities due reversal of an accrual for anticipated shipping and tariffs related to shipping raw material and subassembly inventory for the Grunt to our third party manufacturer. As of September 30, 2023 we have $0.2 million in customer deposits, primarily from two of our Latin America distributors as prepayment for shipments of Brats and Grunt EVOs.

Cash used in investing activities

Net cash used in investing activities was $0.2 million for the nine months ended September 30, 2024, primarily consisting of $0.3 million of purchases of equipment and tooling offset by $0.1 million received from an insurance settlement for a vehicle that was totaled in the period.

Net cash used in investing activities was $0.7 million for the nine months ended September 30, 2023, consisting of $0.8 million of purchases of equipment and tooling offset by proceeds of $0.1 million received for the sale of two vehicles.

Cash provided by financing activities

Cash provided by financing activities for the nine months ended September 30, 2024, was $10.2 million and was primarily related to the net proceeds from the issuance of common stock and pre funded warrants in July 2024 for net proceeds of $10.8 million and net proceeds from the issuance May 2024 Senior Notes and May 2024 Note Warrants of $2.3 million offset by the repayment of the May 2024 Senior Notes of $2.9 million.

Cash provided by financing activities for the nine months ended September 30, 2023, was $9.0 million and was related primarily to proceeds from the public offerings of 42 shares of our common stock for net proceeds of $4.6 million and issuance of convertible notes in a private offering with a principal amount of $4.9 million and net proceeds of $3.9 million. We also received proceeds of $0.5 million from proceeds from the exchange of 11 warrants for new warrants . In addition, we used $0.1 million from proceeds received from the sale of two vehicles to pay off the related notes payable on the vehicles.

Our continuation as a going concern is dependent upon our ability to attain profitable operations and if necessary, obtain continued financial support from the issuance of debt or equity. As of September 30, 2024, we had incurred an accumulated deficit of $161.1 million since inception.

Management anticipates that our cash on hand as of September 30, 2024 plus the net proceeds from the equity offering completed in July 2024 and cash expected to be generated from operations will not be sufficient to fund planned operations during the near term and not beyond one year from the date of the issuance of the financial statements as of and for the three and nine months ended September 30, 2024. To continue our operations, we currently estimate that we will need to obtain additional funding by the first quarter of 2025. We do not have commitments for any such financing, and there can be no assurance that such additional funding would be available to the Company on acceptable terms, or at all. If we are unable to raise additional near-term financing, we will be required to modify or cease our operations. These factors raise substantial doubt regarding our ability to continue as a going concern.

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

Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures were not effective as of September 30, 2024 to provide assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to management as appropriate, to allow timely decisions regarding disclosures as we have previously missed filing certain forms timely and we have not implemented and tested controls and procedures to conclude that we have remediated this deficiency. Notwithstanding this conclusion, we believe that our unaudited consolidated financial statements contained in this Quarterly Report fairly present our financial position, results of operations and cash flows for the periods covered thereby in all material respects. Management is working to identify corrective actions for the weakness and will periodically re-evaluate the need to add personnel and implement improved review procedures.

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting during the nine months ended September 30, 2024, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Although the Company is not presently a party to any material legal proceedings, as described in “Item 2. Management’s Discussion And Analysis Of Financial Condition And Results Of Operations – Overview - Utility Terrain Vehicles (UTVs)” the manufacturer of the Company’s Stag vehicle has threatened legal proceedings against the Company. In October 2024, the Company notified the manufacturer that the Company intended to terminate the manufacturing agreement between the parties due to breaches of the manufacturing agreement arising from significant costs increases over the original contracted cost, quality issues resulting in significant costs incurred by the Company for rework, manufacturing assistance required to be provided by the Company’s employees to program vehicles, significant delays in production and low production volumes. In response to the Company’s notice of termination, the manufacturer has indicated that it does not believe the assertions set forth in the Company’s notice are accurate and has asserted that it believes the Company lacks good cause to terminate the agreement. In addition, the manufacturer has asserted that it believes the Company has breached the manufacturing agreement and that the manufacturer intends to file a lawsuit claiming direct and consequential damages against the Company, including for lost profits, in an aggregate amount of $26.7 million. The Company intends to vigorously defend any claims brought by the manufacturer.

ITEM 1A. RISK FACTORS

Except as set forth below, there have been no material changes to the risk factors included in the Form 10-K filed with the SEC on March 28, 2024, and our Form 10-Q for the period ended June 30, 2024, each of which is accessible on the SEC’s website at www.sec.gov.

Our ability to continue as a going concern requires that we obtain sufficient funding to finance our operations in the near-term.

We anticipate that our cash on hand as of September 30, 2024 plus the cash raised from the July 2024 equity offering and cash expected to be generated from operations will not be sufficient to fund planned operations for one year from the issuance of the September 30, 2024 financial statements. To continue our operations, we currently estimate that we will need to obtain additional funding by the first quarter of 2025. We can provide no assurance that such funding would be available to us on acceptable terms, or at all. If we fail to raise additional proceeds, we will be required to modify or cease our operations. These factors raise substantial doubt regarding our ability to continue as a going concern.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

During the quarter ended September 30, 2024, no director or officer adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS

INDEX TO EXHIBITS

Exhibit Number	Description

4.1	Form of Pre-Funded Warrant issued in July offering (incorporated by reference to exhibit 4.1 of the Form 8-K filed July 12, 2024)
4.2	Form of Pre-Funded Warrant issued in October 2024 exchange offering (incorporated by reference to exhibit 4.1 of the Form 8-K filed October 16, 2024)
10.1	Form of Securities Purchase Agreement by and among the Company and the Investors, dated July 11, 2024 (incorporated by reference to exhibit 10.1 of the Form 8-K filed July 12, 2024)
10.2	Placement Agent Agreement between the Company and Aegis Capital Corp. dated July 11, 2024 (incorporated by reference to exhibit 10.2 of the Form 8-K filed July 12, 2024)
10.3	Form of Exchange Agreement by and between the Company and the shareholder party thereto (incorporated by reference to exhibit 10.1 of the Form 8-K filed October 16, 2024)
10.4	At-The-Market Issuance Sales Agreement, dated October 18, 2024, by and between Volcon, Inc. and Aegis Capital Corp. (incorporated by reference to exhibit 10.1 of the Form 8-K filed October 18, 2024)
31.1*	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934
31.2*	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934
32.1*(1)	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*(1)	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted in inline XBRL, and included in exhibit 101).

______________

*	Filed herewith.

(1)	The certifications on Exhibit 32 hereto are deemed not “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that Section. Such certifications will not be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VOLCON, INC.

SIGNATURE	TITLE	DATE

/s/ John Kim	Chief Executive Officer and Director	November 12, 2024
John Kim	(principal executive officer)

/s/ Greg Endo	Chief Financial Officer	November 12, 2024
Greg Endo	(principal financial and accounting officer)

