Form 10-K
period 2024-12-31
Volcon, Inc.
filed 2025-03-31
CIK 1829794

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

As of March 28, 2025, there were 3,850,824 outstanding shares of our common stock. The aggregate market value of shares of common stock held by non-affiliates as of June 30, 2024 was $7,030,705 based on the closing sale price as reported by the NASDAQ Stock Market.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement related to its 2025 Annual Stockholders’ Meeting to be filed subsequently are incorporated by reference into Part II of this Form 10-K. Except as expressly incorporated by reference, the registrant’s proxy statement shall not be deemed to be part of this report.

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

ii

PART I

ITEM 1. BUSINESS

Overview

We are an all-electric, off-road powersports vehicle company selling Volcon electric two-wheeled E-Bikes and motorcycles, utility terrain vehicles, or UTVs, also known as side-by-sides, and golf carts, along with a line of upgrades and accessories. In January 2025, we also entered into a distribution agreement with a golf cart manufacturer, Super Sonic Company Ltd. (“Super Sonic”) located in Vietnam, and a subsidiary of Odes Industry, to supply golf carts to other companies in the United States who sell golf carts.

Our Industry

Powersports

The powersports industry is made up of on-road and off-road motorcycles, scooters, ATVs (all-terrain vehicles), UTVs, PWC (personal watercraft) and snowmobiles. Until recently, we focused on off-road motorcycles and UTVs. We are currently evaluating an on-road/off-road (dual sport) motorcycle offering. During 2024 we introduced two off-road UTVs, the VLCN MN1 Tradesman for light utility use and the VLCN HF1a higher performance UTV.

Outdoor recreation is a major driver of the American economy. In 2023, the U.S. Bureau of Economic Analysis, or the BEA, found that outdoor recreation drives $640 billion of the current-dollar gross domestic product for the U.S, compared to $563 billion in 2022. The BEA noted that motorcycles and ATVs make up $11.7 billion of the 2023 total.

According to the PowerSports Business 2024 Market Data Book:

•	In the U.S., UTV sales were just under 569,000 units in 2023, an increase of approximately 3.5% from 2022, according to Power Products Marketing (“PPM”).
•	New motorcycle sales in 2023, meanwhile, were approximately 520,000 units, according to the Motorcycle Industry Council (“MIC”), compared to 733,537 in 2022. MIC estimates the total motorcycle population in the U.S. is 11.6 million units with 1.7 million being off-highway units and 727,000 being dual sport units.
•	According to dealership feedback, turnover of new unit inventory in 2023 at dealerships was 2.6 turns (compared to 4.6 turns in 2022) average. Similarly, new unit gross margin percentage at the dealership level was 14.9% on average during 2023 (compared to 17.1% in 2022).
•	Accessory sales for UTVs on average range from $635 to $652 worth of accessories at the time of purchase for work or multi purpose UTVs, respectively.

While inflationary pressures, economic uncertainty and higher interest rates may have impacted demand, we believe the culture of escape and outdoor activities will continue to drive off-road powersports recreation. We believe there are very few all-electric off-road powersports companies, and traditional powersports companies have only recently started making electric products, so significant data on off-road electric vehicles does not exist yet.

Golf Carts

The golf cart industry has grown from golf carts used on golf courses to golf carts used for leisure and transportation in neighborhoods and communities. According to Persistence Market Research, the U.S. market value is over $800 million and is expected to grow at a volume CAGR 4.3% through 2032. According to the U.S. Census Bureau 234,000 golf carts valued at $700 million, were imported from China to the U.S. in 2024 up from 114,000 units valued at $450 million in 2023.

Recently, the American Personal Transportation Vehicle Manufacturer Coalition filed a petition against certain low-speed personal transportation vehicles imported from China. The petition asserted that manufacturers who received foreign government subsidies were able to import vehicles from China at a lower cost than manufacturing in their home countries. This created unfair trade practices. The Department of Commerce reviewed Chinese manufacturers who sold such vehicles and determined that they were unfairly competing due to such government subsidies. As a result, countervailing duties and antidumping tariffs were assigned to Chinese manufacturers, which cumulatively range from 149% to 500% (depending on the manufacturer).

During 2024 we introduced a four seat golf cart, the VLCN MN1 Adventurer (the “Adventurer”), that has a fold down rear seat to allow for light utility use. The Adventurer and the Tradesman, discussed above, are manufactured by Super Sonic Company Ltd. (“Super Sonic”) in Vietnam, which currently has a tariff of 2.5%.

Ebike

According to Grand View Research, the electric bicycle market was valued at $1.98 billion in the U.S. for 2022. The market is expected to grow at a volume CAGR 15.6% through 2030. This growth is attributed to a rise not only in recreational use, but also daily commuting due to environmental concerns, consumer vehicle cost of ownership, and government incentives.

Our Products

Two-Wheeled Products

We began selling the Grunt in September 2021 and the Grunt EVO replaced the Grunt in September 2023. Due to the manufacturing cost of the Grunt EVO, we terminated the manufacturing contract for it in December 2024. As of March 2025, we have sold all of the remaining Grunt EVO finished goods.

Beginning in the second quarter of 2024, we began evaluating other potential electric motorcycle offerings. We are determining what features and specifications would be included for new offerings including considering a street legal version that would be dual purpose as an on-road/off-road motorcycle (not highway legal). We have identified one new model which we are working on developing with a third party manufacturer. We received prototypes in February 2025 and we are testing them to evaluate the feasibility to produce and sell them. Provided testing is successful, we expect to start selling this product in the third quarter of 2025.

In the fourth quarter of 2022, we began selling an E-Bike, the Brat which is manufactured by a third party. The Brat is a class 2 E-Bike and can be used on-road or off-road.

We will continue to evaluate other potential two-wheel product offerings throughout 2025.

Utility Terrain Vehicles (UTVs)

Beginning in the second quarter of 2024, the Company began discussions with various third party manufacturers of electric UTVs to identify models that we could purchase. These models would be primarily used for utility purposes, have two or three passenger options, a dump bed or flatbed for hauling cargo, with speeds up to 30 miles per hour. These models may also include an enclosed cab with optional air conditioning.

During 2024, we signed an agreement with a manufacturer to distribute one of these utility UTV models, the VLCN HF1 in North America for five years, which includes a royalty agreement with the manufacturer for them to distribute the vehicle outside of North America. Royalties would commence in the third year of this agreement.

We also signed another agreement with Super Sonic to distribute other light UTV models, the VLCN MN1 in the United States. The VLCN MN1 has two models, the MN1 Adventurer, a golf cart style product, which has four seats with a fold down rear seat to accommodate light cargo and the MN1 Tradesman which has two seats with a dump bed for utility purposes.

Distribution and Supplier Agreements

Exclusive Distribution Agreement

In January 2025, we signed an exclusive distribution agreement (the “Distribution Agreement”) with the manufacturer of the MN1s to distribute their golf carts in the United States and its territories. Super Sonic appointed us to act as their exclusive distributor of certain of their golf cart products (the “Products”), in the U.S. Super Sonic agreed to recommend us as the sole provider for all Products to all their customers in the U.S. . Super Sonic has the right to sell non-Volcon branded Products to other customers and shall pay 5% of the order price to us. Before the end of June 2025, we agreed to provide a procurement plan, and if we fail to meet the minimum purchase requirement described in the procurement plan for two consecutive months, Super Sonic shall have the right to immediately terminate the Distribution Agreement. During the term of the Distribution Agreement, to the extent we sell any Volcon-branded products (the “Volcon Products”) that are similar to the Products, we agreed to provide Super Sonic with a right of first refusal to manufacture the Volcon Products. As more fully discussed in Note 15 of the accompanying financial statements, we may be required to issue our common stock, warrants to purchase our common stock and the right to appoint a director to our board of directors if certain golf cart sales volumes are attained.

Supply Agreement

On February 24, 2025, we entered into a Supply agreement (the “Supply Agreement”) with Venom-EV LLC (“Venom”) to supply Venom with certain golf carts. The Supply Agreement allows Venom to purchase up to $3 million of golf carts with payment terms of 90 days from the date the golf carts are delivered to Venom’s facility. These golf carts will be purchased through a manufacturer specified in the Supply Agreement and we will receive consideration of the cost of the golf carts plus a three percent margin. We received an initial order from Venom for $2.4 million of golf carts. At the end of each calendar quarter, we agreed to issue Venom shares of Company common stock based on the number of golf carts purchased by Venom during the quarter as follows: for each 1,000 Units sold in 2025 to Venom by us, we shall issue Venom a number of shares equal to 1% of our outstanding shares of common stock (the “Venom Shares”) as of the last day of such quarter that the 1,000 Units were sold for no additional consideration. The requirement to issue the Venom Shares shall cease upon the sale of 5,000 Units or June 30, 2026, whichever comes first. Notwithstanding the foregoing, to the extent the issuance of the Venom Shares shall require shareholder approval pursuant to the rules of the Nasdaq Stock Market, such issuances shall be subject to the receipt of such shareholder approval If, for any reason, we fail to issue such shares to Venom, Venom is entitled to compensatory damages in the amount equal to the value of the Venom Shares that should have been issued to Venom in that quarter (determined by the closing stock price on the last day of that quarter), and to immediately terminate the Supply Agreement.

Customers

Dealers

We sell our products through powersports dealers, bicycle retailers, and golf cart dealers. As of March 25, 2025, we have 117 active powersports dealers, 13 active bicycle dealers and 8 golf cart dealers. For dealers who qualify for credit, we offer dealers payment terms of 30 to 90 days to make larger purchases of our vehicles provided their order is within their established credit limit. For dealers that do not qualify for credit, they must pay for their order prior to shipment. Powersports dealers can order any of our available products, bicycle retailers can order the Brat, and golf cart dealers can order either version of the MN1. We have entered into an accounts receivable factoring arrangement to allow us the ability to generate cash for working capital. We have agreements with third party financing companies to provide financing to qualified customers of dealers or customers purchasing from our website. There is no recourse to us or the dealer if the customer defaults on the financing agreement with the third party.

Consumers

Consumers can purchase the Brat from our website and have it delivered to a location of their choosing in the continental U.S. During 2024, we began selling the Grunt EVO through our website where continental U.S. customers could pay a deposit and complete their purchase at one of our U.S. powersports dealer locations.

International Distributors

We also sell our two-wheel products internationally through importers. Each importer buys vehicles by the container and sells vehicles and accessories to local dealers or directly to consumers. Payment for orders is required in advance of shipment, except in a few limited instances. Local dealers or the importer will provide warranty and repair services for vehicles purchased in their country. As of March 21, 2025, we have signed agreements with six importers in Latin America, one importer for the Caribbean Region, collectively referred to herein as the LATAM importers, and one importer each in New Zealand, Australia and Japan to sell our two-wheel vehicles and accessories in their assigned countries/markets. In 2025, we expect to expand our global sales of our vehicles and accessories beyond our current distributor base and offer our four-wheel products to these customers.

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

We have registrations for the trademarks VOLCON, GRUNT, and GRUNT EVO in the U.S. We have also applied to register additional trademarks – including VOLCON, VOLCON BRAT, EMPOWERING ADVENTURE, STAG, VOLCON STAG, VLCN, VLCN BRAT, VLCN HF1, VLCN MN1, VLCN FT1, VLCN HT1, VLCN SK1, and VLCN RV1 - in the U.S., Canada, New Zealand, Australia and certain additional countries in Latin America, and many of these trademarks are now allowed or registered in these countries. We have resolved some conflicts and potential conflicts that have arisen with regard to the use and registration of our trademarks through coexistence agreements and the submission of arguments. We have received notice from an entity in Brazil who has opposed our applications for trademarks including the word VOLCON, but we believe the trademarks and the goods being sold under them are not similar and there is no potential for confusion.

In addition, we have been transitioning from the use of VOLCON to VLCN in certain countries, in some instances to avoid potential conflicts with marks that are similar to VOLCON. Our efforts to secure trademark registrations for VOLCON and VLCN and other trademarks referenced above are ongoing and we may encounter resistance from other companies, particularly as we expand into additional territories. If we receive objections from other entities and are unsuccessful in obtaining agreements or otherwise resolving the matters with these entities, we will need to consider the use of different trademarks for our Company and our products.

Competition

There are dozens of manufacturers that sell off-road motorcycles, UTVs and E-Bikes in the U.S. and even more globally. The markets for powersport vehicles and E-Bikes are highly competitive based on a number of factors, including innovation, performance, price, technology, product features, styling, fit and finish, brand recognition, quality and distribution. We believe our ability to compete successfully in these markets depends on our ability to capitalize on our competitive strengths and build brand recognition.

Many companies, which have greater financial and marketing resources than us, make electric street motorcycles , including Zero Motorcycles. Some companies make electric UTVs as part of their product line. For example, Polaris has a joint venture with Zero Motorcycles to help them design dedicated electric UTVs, the first product of which began selling in 2023. Many companies, like Super 73, make and sell E-Bikes and have a stronger established brand name and product line.

Government regulations

We initially focused on the off-road-only portion of the market for our motorcycle and UTV because it is free of many of the homologation issues and highway certifications required to produce and sell an on-road vehicle. In some states, off-road vehicles do have legislative restrictions, but they are related to noise and exhaust emissions, two things our vehicles do not produce. The MN1 product line can be used as an on-road vehicle and is required to comply with certain federal, state and local regulations. In addition, we are currently in the early stages evaluating an on-road/off-road motorcycle.

Federal, state, and local governments have promulgated and/or are considering promulgating laws and regulations relating to the safety of our products. In the U.S., the Consumer Product Safety Commission (CPSC) has federal oversight over product safety issues related to off-road vehicles and E-Bikes. We believe that our products comply with all applicable CPSC safety standards as well as all other applicable safety standards in the U.S.

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

Vehicles sold internationally are subject to the local laws of each jurisdiction in which we sell our vehicles. Our international distributors are responsible for ensuring that our vehicles comply with the jurisdiction in which they are importing the vehicle. Costs associated with compliance are the responsibility of the distributor. These regulations may result in increased costs and expenses, which may materially and adversely affect the distributors business where it may not be economically feasible to sell our products locally, which in turn will adversely impact our results of operations or financial condition.

Human Capital

Mission

People are at the core of our DNA. Our mission is to source industry leading products that connect people to outdoor experiences through the intentional blending of leading technology and design. Our vision is to amplify the powersports experience for all. Our values are building the future of powersports.

Employee Engagement

Our employees and contractors focus on customer care, developing and sourcing our products, and building our marketing channels. We believe we offer competitive benefits and programs to develop employees’ expertise, performance, and engagement, while implementing corporate policies to provide a safe, harassment-free work environment. This work environment is guided by principles of fair and equal treatment and prioritizes effective communication and employee engagement.

We are committed to building a strong culture with high levels of employee engagement. We hold ad hoc meetings where management discusses various topics with employees including operational updates, vehicle development, financing activities, company policies and safety. Management is also committed to being available to discuss any employee concerns on a one-on-one basis. We believe that our employees are our greatest asset and are striving to consistently evaluate our progress in developing and maintaining engagement.

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

To date we have funded operations through equity and debt offerings. As of December 31, 2024, we have an accumulated deficit of $166.3 million.

Subsequent to December 31, 2024 through February 5, 2025, the Company received net proceeds of $8.8 million from the sale of 1,764,113 shares of its common stock from our At The Market (“ATM”) offering. On February 6, 2025, the Company received net proceeds of $10.7 million from the sale of 430,000 common stock units, which consisted of 430,000 shares of common stock and 430,000 warrants to purchase the Company’s common stock at $2.00 per share, and 5,570,000 pre-funded warrant units, which consisted of 5,570,000 pre-funded fully exercisable warrants with an exercise price of $0.00001 and 5,570,000 warrants to purchase the Company’s common stock at $2.00 per share. See Note 10 in the accompanying financial statements for further discussion of this offering.

Management anticipates that our cash on hand as of December 31, 2024 plus the cash expected to be generated from operations, and the cash received from the ATM and February 6, 2025 equity offering will not be sufficient to fund planned operations and maintain required cash balances for the Convertible Notes beyond one year from the date of the issuance of the financial statements as of and for the year ended December 31, 2024. There can be no assurance that we will not require additional funding to support our operations. There can be no assurance that such additional funding, if needed, would be available to the Company on acceptable terms, or at all. These factors raise substantial doubt regarding our ability to continue as a going concern.

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

The material weaknesses identified by our independent registered public accounting firm in our internal control over financial reporting in our 2020 audit have not been remediated as of December 31, 2024. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis. These material weaknesses are as follows:

•	Inadequate segregation of duties within account processes due to limited personnel
•	Insufficient formal written policies and procedures for accounting, IT, financial reporting and record keeping

In addition to hiring more finance and accounting personnel in 2021 to improve our segregation of duties, through 2024, we have made further progress towards remediating these material weaknesses. We have hired more experienced accounting and finance personnel. We have prepared some formal written policies and procedures for accounting, IT, and financial reporting and record keeping. We have also started the process of documenting our internal controls. However, we have not fully completed documentation or testing of these policies, procedures, and internal controls.

While we believe these efforts have improved the internal control over financial reporting during 2024, they did not fully remediate the material weaknesses as we have not fully documented all of our policies or procedures and we have not performed any testing of our internal controls.

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

In March 2022, we signed an agreement with a manufacturer in China to develop and manufacture the Brat, our first E-Bike. We provided this vendor with our specifications and design drawings, and they developed prototypes and the manufacturing process to build the Brat at a cost that was acceptable to us. We launched the Brat in December 2022 and have sold the Brat throughout 2024 and expect to continue to sell the Brat in 2025.

During 2024, we signed an agreement with a manufacturer to build the VLCN HF1 UTV and we signed another agreement with a separate manufacturer to build the VLCN MN1 Adventurer and the VLCN MN1 Tradesman vehicles. In addition we signed a distribution agreement with this manufacturer to distribute its golf carts in the U. S. and its territories.

As a result of moving to an outsourced design, development and manufacturing model, we have reduced headcount in all departments to reduce costs. We continue to evaluate further cost reductions while developing our sales and marketing team to sell and promote our products to customers in the U.S. and to our international distributors.

We rely on third party manufacturers, designers and developers, which subjects us to risk of product delivery delays, reduced control over product costs and quality control.

Our business success will depend in large part on our third party manufacturers’ ability to economically produce our vehicles at sufficient capacity to meet the demands of our customers.

Our reliance on third parties for the manufacture, design and development of our vehicles exposes us to a number of risks which are outside our control, including:

•	delays due to design and development of our products to meet our product specifications;
•	delays due to defective parts or components;
•	unexpected increases in manufacturing costs;
•	interruptions in vehicle deliveries if a third party vendor is unable to complete production or design in a timely manner;
•	shipping delays due to availability of ships, trains, trucks or containers to ship products or delays at ports to ship products to us or to our customers; and
•	inability to control the quality of finished products.

Our reliance on third parties reduces our control over the manufacturing, design and development processes, including reduced control over timing to release products, quality, product costs and product supply. We experienced delays in the design and development of previous vehicles we were seeking to develop.

We can provide no assurance that we will not realize future delays in production or our costs will stay at levels that allow us to sell our products profitably. Since we do not have multiple manufacturers or manufacture our products internally, our ability to release products on the timeline we expect will be dependent on our current outside manufacturers.

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

Our sales growth and delivery plan contemplate achieving and sustaining increases in vehicle deliveries. Our ability to achieve this plan depends upon several factors, including our ability to identify third party manufacturers who can meet our forecasted demand while maintaining our desired quality levels and optimize design and product changes. Although we believe that the third party manufacturers we have contracted with have the ability to meet our forecasted demand, there is no assurance that they will be successful in these efforts. In addition, as we do not have a long-term history of sales, our forecasted demand may be materially incorrect, which could cause us to either fail to meet unforeseen demand or incur higher costs for excess inventory purchased to meet our forecast. If we are unable to realize our sales and delivery plan, our brand, business, prospects, financial condition, and operating results could be materially damaged.

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

Products that we have manufactured for us in China may also be subject to any uncertainty of trade relations between China and the U. S., which could cause the cost of our products manufactured there to rise, or result in our inability to continue to use third party manufacturers in China, resulting in a need to find alternative sources of manufacture, which could result in the delay of manufacture and supply of our products, increase our cost of manufacture, and cause a delay in our shipments to customers and a delay or cancellation of orders. Our future operating results and financial condition could be materially affected to the extent any of these actions occur.

In addition, the prosecution of intellectual property infringement and trade secret theft outside of the U.S. may be more difficult than in the U.S. Although we take precautions to protect our intellectual property, using our third party manufacturers in China could subject us to an increased risk that unauthorized parties will be able to copy or otherwise obtain or use our intellectual property, and we may be unsuccessful in monitoring and enforcing our intellectual property rights against them, which could harm our business. We may also have limited legal recourse in the event we encounter patent or trademark infringers, which could adversely affect our business, results of operations, and financial condition. While we take measures to protect our trade secrets, the use of third party manufacturers may also risk disclosure of our innovative and proprietary manufacturing methodologies, which could adversely affect our business.

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

We have entered into manufacturing, design and development agreements with vendors with experience in the manufacturing, design and development of two-wheel and four-wheel off-road vehicles to assist us with the development of certain aspects of and manufacturing of our vehicles. Although these vendors have successfully assisted other companies with manufacture, design and development of vehicles, they may not be able to successfully design, develop and manufacture our vehicles. These vendors may experience delays in fulfilling their obligations under these contracts due to the inability to source parts from other vendors, lack of employees available to work on our projects due to labor shortages or other competing projects from other customers. Failure of these vendors to complete the contracted design, development and manufacture projects for our vehicles will result in delays in obtaining regulatory approvals and delay production and release of the vehicles for sale, which could have a material adverse effect on our business, reputation, results of operations or financial condition.

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

We have encountered unanticipated challenges, such as supply chain constraints, that led to initial delays in producing our vehicles. We have experienced longer lead times with certain suppliers to obtain parts, especially those imported where shipping delays from outbound and inbound ports have caused delays or required us to use air freight and incur higher shipping costs. We have outsourced the manufacturing of all of our vehicles and plan to outsource all manufacturing of our vehicles for the foreseeable future. We also reduced headcount in all our departments, as we have outsourced the design and development of our vehicles. Any significant delay or other complications in the production of our vehicles or the development, manufacture, and production ramp of our future vehicles, including complications associated with our third party manufacturers’ supply chains or obtaining or maintaining regulatory approvals, could materially damage our brand, business, prospects, financial condition and operating results.

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

The ongoing conflict between Russia and the Ukraine could impact the availability of nickel, an element used in the production of lithium ion cells used in batteries that power our vehicles. According to the Wall Street Journal, Russia produces 5%-6% of the world’s nickel supply and 17% of the high purity nickel production. The shortage of these cells could have an impact on our ability to produce vehicles to meet our customers’ demands. In addition, sanctions against Russia could impact the price of elements, including nickel, that are used in the production of batteries which would result in higher costs to produce our vehicles. These sanctions have also impacted the U.S. and global economy and could result in an economic recession which could cause a broader disruption to the Company’s supply chain and distribution network and customer demand for our products. These factors would have a negative impact on our results of operations and cash flows.

We are currently taking orders for the Brat E-Bike, MN1s and HF1, and if these vehicles fail to perform as expected, our reputation could be harmed and our ability to develop, market and sell our vehicles could be harmed.

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

Our business and prospects heavily depend on our ability to develop, maintain and strengthen the Volcon brand. If we are unable to establish, maintain and strengthen our brand, we may lose the opportunity to build and maintain a critical mass of customers. Our ability to develop, maintain and strengthen our brand will depend heavily on the success of our marketing efforts. Failure to develop and maintain a strong brand could materially and adversely affect customer acceptance of our vehicles, could result in suppliers and other third parties being less likely to invest time and resources in developing business relationships with us, and could materially adversely affect our business, results of operations or financial condition.

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

In the first quarter of 2024, we entered into a distribution agreement with Super Sonic and a golf cart supply agreement with Venom company. We may be required to issue shares of our common stock, a warrant and provide Super Sonic the right to appoint a director to our board of directors if certain order thresholds are met and we may be required to issue shares of our common stock to Venom if certain sales thresholds are met. We may not realize significant sales or gross margin from these agreements.

In January 2025, we signed an exclusive Distribution Agreement with Super Sonic to act as their exclusive distributor of certain of their Products, in the U. S. Super Sonic agreed to recommend to all customers the sole use of us for all Products. Super Sonic has the right to sell non-Volcon branded Products to other customers and shall pay 5% of the order price to us. Before the end of June 2025, we agreed to provide a procurement plan, and if we fail to meet the minimum purchase requirement described in the procurement plan for two consecutive months, Super Sonic shall have the right to immediately terminate the Distribution Agreement. During the term of the Distribution Agreement, to the extent we sell any Volcon-branded products (the “Volcon Products”) that are similar to the Products, we agreed to provide Super Sonic with a right of first refusal to manufacture the Volcon Products. As more fully discussed in Note 15 of the accompanying financial statements, we may be required to issue our common stock, a warrant to purchase our common stock and the right to appoint a director to our board of directors if certain golf cart sales volumes are attained.

On February 24, 2025, we entered into a Supply Agreement with Venom to supply Venom with certain golf carts. The Supply Agreement allows Venom to purchase up to $3 million of golf carts with payment terms of 90 days from the date the golf carts are delivered to Venom’s facility and to the extent payment is received, Venom may order additional units up to $3 million. These golf carts will be purchased through a manufacturer specified in the Supply Agreement and we will receive consideration of the cost of the golf carts plus a three percent margin. We received an initial order from Venom for $2.4 million of golf carts. At the end of each calendar quarter, we agreed to issue Venom shares of Company common stock based on the number of golf carts purchased by Venom during the quarter as follows: for each 1,000 Units sold in 2025 by us to Venom, we shall issue Venom a number of shares equal to 1% of our outstanding shares of common stock (the “Venom Shares”) as of the last day of such quarter that the 1,000 Units were sold for no additional consideration. The requirement to issue the Venom Shares shall cease upon the purchase of 5,000 Units or June 30, 2026, whichever comes first. Notwithstanding the foregoing, to the extent the issuance of the Venom Shares shall require shareholder approval pursuant to the rules of the Nasdaq Stock Market, such issuances shall be subject to the receipt of such shareholder approval If, for any reason, we fail to issue such shares to Venom, Venom is entitled to compensatory damages in the amount equal to the value of the Venom Shares that should have been issued to Venom in that quarter (determined by the closing stock price on the last day of that quarter), and to immediately terminate the Supply Agreement.

Although Super Sonic has an incentive to refer customers to purchase units through us and Venom has incentives to place orders, there are no minimum order quantities in their agreements therefore we may not realize significant sales from these agreements.

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

We have registrations for the trademarks VOLCON, GRUNT, and GRUNT EVO in the U.S. We have also applied to register additional trademarks – including VOLCON, VOLCON BRAT, EMPOWERING ADVENTURE, STAG, VOLCON STAG, VLCN, VLCN BRAT, VLCN HF1, VLCN MN1, VLCN FT1, VLCN HT1, VLCN SK1, and VLCN RV1 - in the U.S., Canada, New Zealand, Australia and certain additional countries in Latin America, and many of these trademarks are now allowed or registered in these countries. We have resolved some conflicts and potential conflicts that have arisen with regard to the use and registration of our trademarks through coexistence agreements and the submission of arguments. We have received notice from an entity in Brazil who has opposed our applications for trademarks including the word VOLCON, but we believe the trademarks and the goods being sold under them are not similar and there is no potential for confusion.

In addition, we have been transitioning from the use of VOLCON to VLCN in certain countries, in some instances to avoid potential conflicts with marks that are similar to VOLCON. Our efforts to secure trademark registrations for VOLCON and VLCN and other trademarks referenced above are ongoing and we may encounter resistance from other companies, particularly as we expand into additional territories. If we receive objections from other entities and are unsuccessful in obtaining agreements or otherwise resolving the matters with these entities, we will need to consider the use of different trademarks for our Company and our products.

In the event that we were required to take one or more such actions, our business, prospects, operating results and financial condition could be materially adversely affected. In addition, any litigation or claims, whether or not valid, could result in substantial costs, negative publicity and diversion of resources and management attention.

Increased tariffs or a global trade war could increase our costs and could further increase the cost of our products, which could adversely impact the competitiveness of our products and our financial results.

The Brat, MN1s and HF1 depend on materials from China, namely batteries, which are among the main components of our vehicles. We cannot predict what actions may be taken with respect to tariffs or trade relations between the U.S. and China, what products may be subject to such actions, or what actions may be taken by China in retaliation. The adoption and expansion of trade restrictions, the occurrence of a trade war, or other governmental action related to tariffs, trade agreements or related policies have the potential to adversely impact our supply chain and access to equipment, our costs and our product margins. Any such cost increases or decreases in availability could slow our growth and cause our financial results and operational metrics to suffer.

We primarily sell our vehicles and accessories through a network of third parties, and there is no assurance that we will be able to successfully build out this network.

As of March 25, 2025, we have 117 active powersports dealers, 8 golf cart dealers and 13 bicycle dealers to sell our vehicles and accessories. We have hired a new sales team in 2024 to continue to expand this network of dealers.

For the Grunt EVO, MN1s and HF1s, we are required to comply with manufacture/dealer laws in states which have dealer regulations in which we sell our vehicles through dealers. Dealer laws vary by state and although our dealer agreements are intended to comply with these laws, we may be required to amend our agreements if these laws are changed or are challenged by dealers or other OEMs. Our dealer and distribution agreements are generally short-term in nature and the dealer, distributor or we may cancel these agreements under certain circumstances and we may not be able to retain or expand the scope of our dealer and/or distribution network in the future.

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

In the U.S., we began to sell the Brat on our website in 2023, in addition to our dealer network and bicycle dealers. Customers can request that these vehicles be delivered to a local Volcon dealer or directly to a location they can designate within the continental U.S. We do not intend to compete with our dealers who sell these products and we provide price protection to them in the event we are selling these products below the retail price they are selling them for in order for them to maintain their margin.

We also sell our two-wheeled vehicles and accessories internationally through international distributors. As of March 25, 2025, we have signed distribution agreements with six distributors in Latin America, and individual distributor agreements with distributors in New Zealand, the Caribbean region, Australia and Japan. We are relying on these distributors to market, promote, sell and service our vehicles and sell accessories in their designated countries/territories. We plan to expand this distributor network to other countries as well as sell our four-wheel products to these distributors assuming that our products can meet the regulatory requirements of these countries.

We believe our success will be highly dependent on our ability to build out this network in the major markets in which we intend to compete for customers, and to maintain this network in the future. Our business model is dependent not only on our ability to create the foregoing network, but also on the commitment and motivation of these third parties to promote our brand and products.

Orders for vehicles are cancellable and there can be no assurance that all orders will result in revenue being recognized.

Orders from U.S. dealers who are eligible for credit do not require an upfront payment and are cancellable prior to shipment with no penalty. Most importers must pay for orders in advance of shipment but can cancel an order prior to shipment and receive a refund without penalty.

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

We provide a one-year warranty against defects for the Grunt EVO and Brat and a two-year warranty on the battery. We provide warranties on the HF1 and MN1 products which have varying warranty terms depending on the part, but are generally from 6 months up to 2 years. The manufacturers of the HF1 and MN1 products provide the warranty and we are reimbursed for warranty claims provided we obtain approval of the claim from the manufacturer.

Our warranty will generally require us to repair or replace defective products during such warranty periods at no cost to the consumer. Some of the parts are warrantied by the part manufacturer where others are not. We record provisions based on an estimate of product warranty claims, but there is the possibility that actual claims may exceed these provisions and therefore negatively impact our results of operations of financial condition.

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

Globally inflation and interest rates rose in 2023 and remained at such levels in 2024 and could rise or remain at current levels in the future. Our vehicles represent a discretionary purchase. Many consumers finance the purchase of an off-road vehicle and higher interest rates will result in higher monthly payments which some consumers may not qualify for or consumers may elect to defer their purchase until interest rates decline.

In addition, global financial markets overall have seen significant volatility since 2023 and could continue to experience volatility in the future and could decline. A number of large companies have announced layoffs. Public companies in the EV sector have seen significant declines and volatility. Consumer confidence in the U.S. has declined.

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

The off-road vehicle market is not heavily regulated, as compared to on-road vehicles, and, as such, we are not currently subject to significant government regulations. We expect to develop and sell on-road (not on highway) and off-road electric motorcycles in 2025. There are significant regulations that must be met for operating a motorcycle on-road. There is no guarantee that we will be able to meet these regulations. In addition, the MN1 is designed to be operated on-road (not on highway).

There are state and local regulations governing the operation of vehicles like the MN1 that vary from state to state and municipality to municipality. As an example, certain states only allow a top speed of 15 miles per hour whereas Texas allows a top speed of 25 miles per hour. There are also regulations where these types of vehicles may only be allowed to be operated on a road with a speed limit of 35 miles per hour or less.

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

We use a variety of information technology systems in the ordinary course of business, which are potentially vulnerable to unauthorized access, computer viruses, ransomware software viruses and other similar types of malicious activities and cyber-attacks, including cyber-attacks to our information technology infrastructure and attempts by others to gain access to our proprietary or sensitive information, and ranging from individual attempts to advanced persistent threats. Additionally, our vendors and potentially our customers, such as federal, state and local governments, require us to maintain and protect our information technology infrastructure to specified standards in order to protect not only our sensitive information, but also their sensitive information. Further, ransomware attacks are becoming increasingly prevalent and severe. To alleviate the financial, operational, and reputational impact of a ransomware attack, it may be preferable to make extortion payments, but we may be unwilling or unable to do so, including, for example, if applicable laws or regulations prohibit such payments. The procedures and controls we use to monitor these threats and mitigate our exposure may not be sufficient to prevent cybersecurity incidents. The results of these incidents could include misstated financial data, theft of trade secrets or other intellectual property, liability for disclosure of confidential customer, supplier or employee information, increased costs arising from the implementation of additional security protective measures, litigation and reputational damage, which could materially adversely affect our financial condition, business or results of operations. Any remedial costs or other liabilities related to cybersecurity incidents may not be fully insured or indemnified by other means. Moreover, we or our third party vendors or business partners may be more vulnerable to such attacks in remote work environments, which increased in response to the COVID-19 pandemic. Additionally, security breaches could result in a violation of applicable U.S. and international privacy and other laws and subject us to governmental investigations and proceedings, which could result in our exposure to material civil or criminal liability.

Risks Related to our Common Stock

Your ownership may be diluted if additional capital stock is issued to raise capital, to finance our operations, to complete acquisitions or in connection with strategic transactions.

If we need to raise additional funds to finance our operations, to complete acquisitions or to develop strategic relationships by issuing equity or convertible debt securities, which would reduce the percentage ownership of our existing stockholders. Our board of directors has the authority, without action or vote of the stockholders, to issue all or any part of our authorized but unissued shares of common or preferred stock. Our certificate of incorporation authorizes us to issue up to 250,000,000 shares of common stock and 5,000,000 shares of preferred stock. Future issuances of common or preferred stock would reduce your influence over matters on which stockholders vote and would be dilutive to earnings per share. In addition, any newly issued preferred stock could have rights, preferences and privileges senior to those of the common stock. Those rights, preferences and privileges could include, among other things, the establishment of dividends that must be paid prior to declaring or paying dividends or other distributions to holders of our common stock or providing for preferential liquidation rights. These rights, preferences and privileges could negatively affect the rights of holders of our common stock, and the right to convert such preferred stock into shares of our common stock at a rate or price that would have a dilutive effect on the outstanding shares of our common stock.

If our stock price fluctuates, you could lose a significant part of your investment.

Our share price has historically been highly volatile and closed at $0.9601 on March 28, 2025. The market price of our common stock is subject to wide fluctuations in response to, among other things, the risk factors described in this filing and other factors beyond our control, such as fluctuations in the valuation of companies perceived by investors to be comparable to us. Furthermore, the stock markets have experienced price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many companies. These fluctuations often have been unrelated or disproportionate to the operating performance of those companies. These broad market and industry fluctuations, as well as general economic, political, and market conditions, such as recessions, interest rate changes or international currency fluctuations, may negatively affect the market price of our common stock. In the past, many companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. We may be the target of this type of litigation in the future. Securities litigation against us could result in substantial costs and divert our management’s attention from other business concerns, which could seriously harm our business.

We are party to certain agreements with a founder of the Company and certain executive officers that may create a conflict of interest for our board of directors in evaluating a potential change of control transaction.

We had previously entered into a consulting agreement with Highbridge Consultants, LLC (“Highbridge”), an entity controlled by Mr. Adrian James, a founder of our Company. Pursuant to the consulting agreements, upon the occurrence of a Fundamental Transaction (as contemplated by such agreement), which generally includes a business combination, merger, or sale of all or substantially all of our assets (or similar events), for an aggregate gross sales price of $100.0 million or more, Highbridge will receive a cash payment equal to 1% of such gross sales price. This payment upon the consummation of a Fundamental Transaction may make our company less attractive to a potential acquirer or may reduce the valuation we receive in connection with a Fundamental Transaction.

Furthermore, if our market capitalization exceeds $300.0 million for a period of 21 consecutive trading days, Highbridge will receive an additional cash payment equal to $15.0 million; provided that we will have the right, in our sole discretion, to make the foregoing $15.0 million payment by the issuance of shares of our common stock. If we elect to make any payments to the entity in the form of stock, it would reduce the ownership percentage of our other stockholders.

In January 2024, the Company entered into an employment agreement with John Kim, a member of the board of directors of the Company, to become the Company’s CEO and President. Also in January 2024, the Company entered into an employment agreement with Greg Endo, the Company’s CFO and Executive Vice President. As part of the employment agreements with Mr. Kim and Mr. Endo, they are each entitled to a payment of 5% of the gross proceeds from any merger, sale or change of control transaction (as determined by the board of directors) entered into by the Company for a period of up to 6 months after termination of employment; provided that they are not terminated for cause (as defined in the employment agreement).

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

We are currently not in compliance with the continued listing requirements of the Nasdaq Capital Market, we have in the past failed to maintain compliance with all applicable continued listing requirements of the Nasdaq Capital Market, and if we fail to maintain compliance with all applicable continued listing requirements of the Nasdaq Capital Market in the future, we will not be afforded traditional cure periods under Nasdaq rules and our common stock will be delisted from Nasdaq, which could have an adverse impact on the liquidity and market price of our common stock.

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

Our common stock has traded below $1.00 since February 20, 2025. If our common stock continues to trade below $1.00 for 30 consecutive days, we will be out of compliance with Nasdaq’s Listing Rule 5550(a)(2). In the event that we have another deficiency or deficiencies, we will immediately go back into Nasdaq’s hearings process. In the event that the Nasdaq Hearings Department does not grant us an extension to demonstrate compliance our common stock would be delisted from Nasdaq and trading of our common stock could be conducted only in the over-the-counter market or on an electronic bulletin board established for unlisted securities such as the Pink Sheets or the OTC Bulletin Board. In such an event, it could become more difficult to dispose of, or obtain accurate price quotations for, our common stock, and there would likely also be a reduction in our coverage by securities analysts and the news media, which could cause the price of our common stock to decline further. Also, it may be difficult for us to raise additional capital if we are not listed on a major exchange.

In an effort to regain compliance with Nasdaq listing rules, we completed reverse stock splits during 2024. We cannot predict whether we will need to complete an additional reverse stock split and the effect that such reverse stock split will have on the market price for shares of our common stock.

As noted in the risk factor above, in an effort to regain compliance with the Nasdaq bid price rule we completed reverse stock splits in February 2024, June 2024 and November 2024. The Company’s stock price as of March 28, 2025 was $0.9601 and we may need to complete another reverse stock split in order to regain compliance with the Nasdaq bid price rule.

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

We conducted a NIST risk assessment and performed as needed updates to our risks to identify cybersecurity threats, as well as assessments in the event of a material change in our business practices that may affect information systems that are vulnerable to such cybersecurity threats. We engage a managed service provider (“MSP”) and other third parties in connection with our cybersecurity and information technology risk assessment processes and our MSP also assists us with managing and monitoring our network and local computer systems. These service providers assist us in designing and implementing our cybersecurity policies and procedures, as well as monitoring and testing our safeguards. Personnel at all levels and departments are made aware of our cybersecurity policies through communications.

As of December 31, 2024, and through the date of the filing of this report, we are not aware of any cybersecurity incidents that have materially affected or are reasonably likely to materially affect us, including our business strategy, results of operations or financial condition. For additional information regarding risks from cybersecurity threats, please refer to Item 1A, “Risk Factors,” in this Annual report on Form 10-K.

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

Holders

As of March 28, 2025, we had 1,148 stockholders of record and 3,850,824 outstanding shares.

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

Issuer Purchases of Equity Securities

None.

Recent Sales of Unregistered Securities

All information related to equity securities sold by us during the period covered by this report that were not registered under the Securities Act have been included in our Form 10-Q filings or in a Form 8-K filing. We did not issue any equity securities during the fourth quarter of 2024 that were not registered under the Securities Act.

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

Overview

We are an all-electric, off-road powersports vehicle company selling and developing Volcon electric two-wheeled E-Bikes and motorcycles, four-wheeled utility terrain vehicles, or UTVs, also known as side-by-sides, and golf carts, along with a line of upgrades and accessories. In January 2025, we also entered into a distribution agreement with a golf cart manufacturer, Super Sonic Company Ltd. (“Super Sonic”) located in Vietnam, and a subsidiary of Odes Industry, to supply golf carts to other companies in the U. S. who sell golf carts.

Distribution and Supplier Agreements

Exclusive Distribution Agreement

In January 2025, we signed an exclusive Distribution Agreement with Super Sonic to act as their exclusive distributor of certain of their golf cart products (the “Products”), in the U. S.. Super Sonic agreed to recommend to all customers the sole use of us for all Products. Super Sonic has the right to sell non-Volcon branded Products to other customers and shall pay 5% of the order price to us. Before the end of June 2025, we agreed to provide a procurement plan, and if we fail to meet the minimum purchase requirement described in the procurement plan for two consecutive months, Super Sonic shall have the right to immediately terminate the Distribution Agreement. During the term of the Distribution Agreement, to the extent we sell any Volcon-branded products (the “Volcon Products”) that are similar to the Products, we agreed to provide Super Sonic with a right of first refusal to manufacture the Volcon Products. As more fully discussed in Note 15 of the accompanying financial statements, we may be required to issue our common stock, warrants to purchase our common stock and the right to appoint a director to our board of directors if certain golf cart sales volumes are attained.

Supply Agreement

On February 24, 2025, we entered into a Supply Agreement with Venom-EV LLC (“Venom”) to supply Venom with certain golf carts. The Supply Agreement allows Venom to purchase up to $3 million of golf carts with payment terms of 90 days from the date the golf carts are delivered to Venom’s facility. These golf carts will be purchased through a manufacturer specified in the Supply Agreement and we will receive consideration of the cost of the golf carts plus a three percent margin. We received an initial order from Venom for $2.4 million of golf carts. At the end of each calendar quarter, we agreed to issue Venom shares of Company common stock based on the number of golf carts purchased by Venom during the quarter as follows: for each 1,000 Units sold in 2025 to Venom by us, we shall issue Venom a number of shares equal to 1% of our outstanding shares of common stock as of the last day of such quarter that the 1,000 Units were sold for no additional consideration.

Results of Operations

The following financial information is for the years ended December 31, 2024 and 2023.

	2024	2023
Revenue	$4,037,191	$3,260,988
Cost of goods sold	18,168,288	11,391,040
Gross margin	(14,131,097)	(8,130,052)

Operating expenses:
Sales and marketing	2,548,953	7,405,705
Product development	2,668,330	7,868,985
General and administrative	7,665,647	6,388,007
Total operating expenses	12,882,930	21,662,697

Loss from operations	(27,014,027)	(29,792,749)

Interest and other expense	(18,496,282)	(15,278,462)
Net loss	$(45,510,309)	$(45,071,211)

Due to recurring losses, there is no provision for income taxes for any period presented.

Revenue

Revenue for the year ended December 31, 2024, was $4,037,191 which represents sales of Brats of $1,561,555, Grunt EVOs of $1,280,739, Stags of $371,552, Volcon Youth of $286,680 (which we stopped selling as of June 30, 2024), MN1s of $31,225, HF1s of $22,500 and accessories and parts of $264,338. Revenue also increased due to the reversal of unclaimed dealer rebates and price adjustment credits in the amount of $350,093 offset by discounts due to various promotions in the amount of $125,859.

Revenue for the year ended December 31, 2023, was $3,260,988 which represents sales of Brats of $2,341,097, Grunt EVO motorcycles of $465,438, Grunt motorcycles of $129,117, Volcon Youth and Torrot motorcycles of $498,160 and accessories and parts of $261,663 offset by $436,333 for rebates and dealer discounts.

Cost of goods sold

Cost of goods sold for the year ended December 31, 2024 were $18,168,288 including payroll costs of $274,801 for employees performing product fulfillment, logistics management, and service and warranty, partially offset by a stock-based compensation benefit of ($11,827) for the reversal of previously recognized stock-based compensation on stock options that did not vest due to employee terminations. Product costs for Brats and Grunt EVOs sold during the period were $1,523,053 and $1,427,562, (before the finished goods inventory write down discussed below), respectively. Volcon Youth product costs were $186,813 before the additional expense of $81,911 for the write down of all Volcon Youth inventory as the Company could no longer sell Volcon Youth motorcycles or parts after June 30, 2024. MN1 and HF1 product costs were $34,491 and $125,550 respectively.

Stag product costs were $950,424, which includes an expense of $112,168 for the loss the Company realized due to agreeing to provide additional units to a customer at a sales price less than the manufactured cost of the units. As noted above, the Company also wrote off all Stag parts inventory and prepaid inventory deposits resulting in an expense of $8,712,644. The Company also recognized an expense of $976,420 for a settlement agreement with a vendor who supplies certain suspension components for the Stag, an expense of $2,526,410 for a settlement agreement with the manufacturer of the Stag and $35,000 for a settlement to a vendor of Grunt parts. These expenses were offset by a credit of $700,000 for an amendment to the original settlement agreement with Torrot whereby the Company agreed to settle the future payment obligation by making a one-time lump sum payment and returning all unsold units and parts to Torrot. The Company also wrote down the Grunt EVO finished goods inventory by $674,379 due to the Company lowering the sales price to dealers and distributors.

The Company recorded a loss on disposal of assets of $817,736 primarily tooling related to Stag, Grunt EVO and Runt. The Company also recorded $175,000 as an offset to expenses for the partial recovery of a previously written off prepaid inventory deposit. Facilities costs for the year ended December 31, 2024 were $408,217 for our warehouse facility and third party warehousing costs.

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

In 2025 we expect revenue and cost of goods sold to increase due to the expected increase in sales of the Brat, MN1 and HF1 products. Additional cost savings may be realized if the third party manufacturer for these vehicles can source or manufacture parts at a lower cost.

Sales and marketing

Sales and marketing expenses relate to costs to increase exposure and awareness for our products and developing our network of U.S. dealers and international distributors.

Sales and marketing expenses were $2,548,953 for the year ended December 31, 2024 and were primarily related to expenses associated with promoting our products and brand of $788,443, employee payroll costs of $845,675, stock-based compensation of $37,062 for share-based awards granted to employees and consultants, and travel costs of $99,218 primarily related to costs incurred for travel to build our dealer and distributor network and to attend events to promote our products. Facilities costs were $117,359. Professional fees were $253,872, mainly related to legal fees of $19,506 related to entering into international distribution agreements and sales consultants in the amount of $189,673. Depreciation expense, primarily for demo vehicles, was $157,950.

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

We expect sales expenses to increase as we begin expanding our international distributors and selling commissions to increase sales of Brats, MN1s and HF1s. We expect marketing expenses to increase to promote the MN1 and HF1 products and to launch the two-wheel motorcycle that will replace the Grunt EVO.

Product Development Expense

Product development expenses relate to development of our products and process to manufacture these products.

Product development expenses were $2,668,330 for year ended December 31, 2024 and were primarily related to expenses associated with employee payroll costs of $1,515,900, stock-based compensation of $126,337 for share-based awards granted to employees, facilities costs of $242,677, prototype costs of $252,147 and software fees related to product development in the amount of $77,837, travel expenses of $163,669 and depreciation expense of $100,782.

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

We expect 2025 product development costs related to employee costs to remain consistent with the year ended December 31, 2024 and we expect an increase in prototype expenses as we develop the dual sport motorcycle.

General and Administrative Expense

General and administrative expenses relate to costs for our finance, accounting and administrative functions to support the operations, development, marketing and sales of our products.

For the year ended December 31, 2024, general and administrative expenses were $7,665,647 and were primarily related to expenses associated with employee payroll costs of $2,120,064, stock-based compensation of $159,388 for share-based awards granted to employees, professional fees of $1,130,595 (including legal fees of $574,952, tax and accounting fees of $82,116 and audit fees of $242,200), software costs of $549,238, insurance costs of $2,494,892, travel expenses of $161,078, facilities expense of $177,435, annual and special shareholder meeting costs of $201,268, board compensation expense of $125,000 and other public company expense costs of $327,774.

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

We expect general and administrative expenses to remain consistent over the next several quarters. Costs such as product liability insurance may increase due to the introduction of new products and increased sales.

Interest and Other Expenses, net

Interest and other income/expenses for the year ended December 31, 2024 was $18,496,282. Non-cash interest expense of $314,838 was recognized for the amortization of debt issuance costs and accretion of principal on the May 2023 Notes through the date these notes were exchanged for Preferred Stock in March 2024. We recorded a loss on the conversion of some of these notes of $333,544 and a loss from the exchange of these notes for Preferred Stock of $1,314,065. We recognized a loss of $1,470,554 when we repaid the outstanding principal of the May 2024 Notes with the proceeds received from our July 2024 equity offering. Non-cash interest expense of $238,965 was recognized for the amortization of debt issuance costs and accretion of principal on the May 2024 Notes until they were repaid. We recorded a loss on the change in the estimated fair value of the Series A and Series B Warrant liabilities of $14,933,739 which was partially offset by a gain of $165,355 from the exercise of some of the Series B Warrants.

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

Net Loss

Net loss for the year ended December 31, 2024 was $45,510,309, compared to $45,071,211 for the year ended December 31, 2023.

Liquidity and Capital Resources

On December 31, 2024, we had cash and restricted cash of $2.3 million, including $0.1 million of restricted cash, and we had a working capital of $0.4 million. Since inception we have funded our operations from proceeds from debt and equity sales.

Cash used in operating activities

Net cash used in operating activities was $16.0 million for year ended December 31, 2024 and includes all of our operating costs except depreciation and amortization of $0.4 million, write down of Stag, Grunt EVO and Volcon Youth inventory and inventory deposits of $9.3 million, non-cash interest expense for the amortization of debt issuance costs and accretion of principal on the May 2023 Notes and May 2024 Notes of $0.6 million, loss on change in derivative financial liabilities of $14.8 million, losses on conversion and extinguishment of Convertible Notes of $1.6 million, $1.5 million loss on repayment of the May 2024 Notes, $0.8 million from the loss on disposal of fixed assets, and stock based compensation of $0.3 million. Cash used in operating activities includes a decrease in accounts receivable of $0.1 million due to collections, a decrease of $0.8 million in prepaid inventory deposits due to inventory being received, a decrease of $0.9 million in inventory, a decrease of $0.9 million in prepaid assets primarily due to lower insurance costs, a decrease of $0.5 million in accounts payable, and an increase of $1.6 million in accrued liabilities primarily due to the vendor settlements noted above and $0.4 million used to pay our lease liabilities. As of December 31, 2024, we have a decrease of $0.2 million in customer deposits, primarily due to orders being fulfilled for two of our Latin American distributors for shipments of Brats and Grunt EVOs paid for previously.

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

Cash used in investing activities

Net cash used in investing activities was $0.2 million for the year ended December 31, 2024, primarily consisting of $0.3 million of purchases of equipment and tooling offset by $0.1 million received from an insurance settlement for a vehicle that was totaled in the period.

Net cash used in investing activities was $0.9 million for the year ended December 31, 2023, consisting of $0.9 million of purchases of equipment and tooling offset by proceeds of $0.1 million received for the sale of two vehicles.

Cash provided by financing activities

Cash provided by financing activities for the year ended December 31, 2024, was $10.4 million and was primarily related to the net proceeds from the issuance of common stock and pre funded warrants in July 2024 for net proceeds of $10.8 million and net proceeds from the issuance May 2024 Senior Notes and May 2024 Note Warrants of $2.3 million offset by the repayment of the May 2024 Senior Notes of $2.9 million. We also received net proceeds of $0.2 million for the issuance of common stock from our At The Market equity offering (“ATM”) established in October 2024 and proceeds of $0.1 million for the exercise of Series B warrants.

Cash provided by financing activities for the year ended December 31, 2023, was $27.1 million and was related primarily to proceeds from the public offerings of 42 shares of our common stock for net proceeds of $4.6 million, issuance of convertible notes in a private offering with a principal amount of $4.9 million and net proceeds of $3.9 million, and proceeds from the public offering of 93 common stock units and 1,099 pre-funded warrants units for net proceeds of $16.2 million. We also received proceeds of $1.0 million from the exercise of 11 warrants and reduction of the exercise price for 12 warrants.

Our continuation as a going concern is dependent upon our ability to attain profitable operations and if necessary, obtain continued financial support from the issuance of debt or equity. As of December 31, 2024, we had incurred an accumulated deficit of $166.3 million since inception. Subsequent to December 31, 2024, the Company received additional net proceeds from the issuance of common stock from our ATM of $8.8 million. In addition, on February 6, 2025, the Company received net proceeds of $10.7 million from the issuance of common stock units or pre-funded warrant units as more fully discussed in Note 10 to the accompanying financial statements.

Management anticipates that our cash on hand as of December 31, 2024 plus the cash raised from the ATM subsequent to December 31, 2024, net proceeds from the February 6, 2025 equity offering discussed above, and cash expected to be generated from operations will not be sufficient to fund planned operations beyond one year from the date of the issuance of the financial statements as of and for the year ended December 31, 2024. We do not have commitments for any such financing, and there can be no assurance that such additional funding would be available to the Company on acceptable terms, or at all. If we are unable to raise additional financing, we will be required to modify or curtail our operations. These factors raise substantial doubt regarding our ability to continue as a going concern.

As of December 31, 2024, we had shareholders’ equity of $40,761. As described above, subsequent to December 31, 2024, we received additional net proceeds from the issuance of common stock from our ATM of $8.8 million, and we received net proceeds of $10.7 million from the issuance of common stock units or pre-funded warrant units. As of the date of this report, we estimate we have shareholders’ equity of over $17.0 million.

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

None

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Volcon, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Volcon, Inc. and its subsidiary (collectively, the “Company”) as of December 31, 2024 and 2023, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Houston, Texas

March 31, 2025

VOLCON, INC.

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2024 AND 2023

	2024	2023

ASSETS
Current assets:
Cash	$2,193,573	$7,983,346
Restricted cash	105,000	210,000
Accounts receivable, net of allowance for doubtful accounts of $99,233 and $70,359 at December 31, 2024 and December 31, 2023, respectively	88,247	203,303
Inventory	1,455,477	8,973,134
Inventory deposits	191,156	258,316
Prepaid expenses and other current assets	1,032,699	1,904,197
Total current assets	5,066,152	19,532,296
Long-term assets:
Property and equipment, net	206,138	1,258,607
Intangible asset, net	15,698	–
Other long-term assets	199,281	199,281
Right-of-use assets - operating leases	739,234	1,136,213
Total assets	$6,226,503	$22,126,397

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$385,326	$831,184
Accrued liabilities	1,379,191	3,128,906
Vendor settlements - short-term	2,092,975	–
Current portion of notes payable	7,181	15,278
Convertible notes, net of discount and issuance costs	–	30,149,579
Warrant liabilities	111,658	5,971,067
Right-of-use operating lease liabilities - short-term	443,950	399,611
Customer deposits	216,522	417,485
Total current liabilities	4,636,803	40,913,110

Notes payable, net of current portion	28,533	69,138
Vendor settlements - long-term	1,189,184	–
Right-of-use operating lease liabilities - long-term	331,222	775,170
Total liabilities	6,185,742	41,757,418

COMMITMENTS AND CONTINGENCIES

Stockholders’ equity (deficit):
Preferred stock: $0.00001 par value, 5,000,000 shares authorized, 25,000 shares designated, no shares issued and outstanding as of December 31, 2024 and December 31, 2023	–	–
Common stock: $0.00001 par value, 250,000,000 shares authorized, 630,865 shares issued and outstanding as of December 31,2024 and 1,291 shares issued and outstanding as of December 31, 2023	7	–
Additional paid-in capital	166,357,201	101,175,117
Accumulated deficit	(166,316,447)	(120,806,138)
Total stockholders’ equity (deficit)	40,761	(19,631,021)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$6,226,503	$22,126,397

The accompanying notes are an integral part of these consolidated financial statements.

VOLCON, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

	2024	2023

Revenue:	$4,037,191	$3,260,988
Cost of goods sold	18,168,288	11,391,040
Gross margin	(14,131,097)	(8,130,052)

Operating expenses:
Sales and marketing	2,548,953	7,405,705
Product development	2,668,330	7,868,985
General and administrative expenses	7,665,647	6,388,007
Total operating expenses	12,882,930	21,662,697

Loss from operations	(27,014,027)	(29,792,749)

Other income (expense)	33,981	(40,555)
Interest expense	(643,716)	(4,969,590)
Loss from extinguishment of debt	(1,647,608)	(22,296,988)
Issuance costs	–	(1,444,547)
Loss on repayment of debt	(1,470,554)	–
Gain (Loss) on derivative liabilities and warrant liabilities	(14,768,385)	13,473,218
Total other expense	(18,496,282)	(15,278,462)

Loss before provision for income taxes	(45,510,309)	(45,071,211)
Provision for income taxes	–	–

Net loss	$(45,510,309)	$(45,071,211)

Net loss per common share – basic	$(146.90)	$(187,796.71)

Net loss per common share – diluted	$(146.90)	$(187,796.71)

Weighted average common shares outstanding – basic	309,798	240

Weighted average common shares outstanding – diluted	309,798	240

The accompanying notes are an integral part of these consolidated financial statements.

VOLCON, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE YEAR ENDED DECEMBER 31, 2024

	Series A Convertible Preferred Stock		Common stock
	Number of Shares	Amount	Number of Shares	Amount	Additional paid -in capital	Accumulated deficit	Total

Balance at January 1, 2024	–	$–	1,291	$–	$101,175,117	$(120,806,138)	$(19,631,021)

Issuance of common stock for exercise of pre-funded warrants	–	–	226,343	2	(2)	–	–

Issuance of common stock for exercise of Series A warrants	–	–	17,325	–	17,352,653	–	17,352,653

Proceeds received for exercise of buydown warrants	–	–	10	–	3,500	–	3,500

Common stock issued for conversion of convertible notes	–	–	4,971	–	7,395,907	–	7,395,907

Conversion of Convertible Notes for Preferred Stock	24,698	–	–	–	24,716,118	–	24,716,118

Conversion of Preferred Stock for common stock	(24,698)	–	279,043	3	(3)	–	–

Issuance of common stock for exercise of Series B Warrants	–	–	14,701	–	(1)	–	(1)

Reclassification of warrant liability to equity	–	–	–	–	3,405,662	–	3,405,662

Proceeds received for issuance of warrants with May 2024 Notes, net of issuance costs of $111,194	–	–	–	–	1,023,200	–	1,023,200

Issuance of common stock and pre-funded warrants, net of issuance costs of $1,210,753	–	–	102,605	1	10,789,260	–	10,789,261

Stock-based compensation	–	–	–	–	310,961	–	310,961

Exchange of Common Stock for Prefunded Warrants			(96,821)	–	–	–	–

Proceeds from sale of common stock from ATM, net if issuance costs of $112,814			68,921	1	184,829		184,830

Common stock issued for reverse stock split due to rounding	–	–	12,476	–	–	–	–

Net loss	–	–	–	–	–	(45,510,309)	(45,510,309)
Balance at December 31, 2024	–	$–	630,865	$7	$166,357,201	$(166,316,447)	$40,761

 The accompanying notes are an integral part of these consolidated financial statements.

VOLCON, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE YEAR ENDED DECEMBER 31, 2023

	Common stock		Additional
	Number of		paid-in	Accumulated
	Shares	Amount	capital	Deficit	Total

Balance at January 1, 2023	136	$–	$76,369,940	$(75,734,927)	$635,013

Issuance of common stock in public offerings, net of issuance costs of $629,900	42	–	4,570,085	–	4,570,085

Issuance of common stock for exercise of stock options and vesting of restricted stock units	1	–	25,000	–	25,000

Issuance of common stock units in public offering, net of issuance costs of $28,777	93	–	255,505	–	255,505

Issuance of pre-funded warrant units, net of issuance costs of $342,071	–	–	3,037,121	–	3,037,121

Issuance of common stock for exercise of pre-funded warrants	1,006	–	8	–	8

Issuance of common stock for exercise of warrants	12	–	680,978	–	680,978

Proceeds received for reduction of warrant exercise price	–	–	346,500	–	346,500

Reclassification of derivative liabilities to equity	–	–	13,262,055	–	13,262,055

Stock-based compensation	1	–	2,627,925	–	2,627,925

Net loss	–	–	–	(45,071,211)	(45,071,211)

Balance at December 31, 2023	1,291	$–	$101,175,117	$(120,806,138)	$(19,631,021)

The accompanying notes are an integral part of these consolidated financial statements.

VOLCON, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

	2024	2023
Cash flow from operating activities:
Net loss	$(45,510,309)	$(45,071,211)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on repayment of May 2024 Notes	1,470,554	–
Loss on extinguishment of convertible notes	1,314,065	22,296,988
Loss on conversion of convertible notes to common stock	333,544	–
Loss (gain) on change in fair value of financial liabilities	14,933,739	(13,473,218)
Gain on exercise of Series B Warrants	(165,355)	–
Stock-based compensation	310,961	2,627,925
Loss on write down of inventory and inventory deposits	9,286,071	4,282,321
Loss on lease termination	–	85,756
Loss on sale/write off of property & equipment	844,945	56,509
Bad debt expense	29,560	105,688
Non-cash interest expense	553,803	4,955,660
Amortization of right-of-use assets	396,979	369,774
Depreciation and amortization	362,138	249,207
Changes in operating assets and liabilities:
Accounts receivable	85,496	555,967
Inventory	(933,844)	(7,609,564)
Inventory deposits	(767,410)	169,346
Prepaid assets and other current assets	871,498	(53,531)
Accounts payable	(445,859)	(205,444)
Accrued liabilities and vendor settlements	1,592,444	1,055,067
Right-of-use liabilities - operating leases	(399,609)	(359,347)
Customer deposits	(200,963)	394,014
Net cash used in operating activities	(16,037,552)	(29,568,092)
Cash flow from investing activities:
Purchase of property and equipment	(312,090)	(949,722)
Proceeds from sale of property and equipment	23,717	–
Proceeds from insurance settlement	58,060	–
Proceeds from sale of vehicles	–	89,000
Net cash used in investing activities	(230,313)	(860,722)
Cash flow from financing activities:
Repayment of notes payable	(48,702)	(80,394)
Proceeds from issuance of common stock and pre-funded warrants from public offering, net of issuance costs of $1,210,753	10,789,261	–
Repayment of May 2024 Notes	(2,942,170)	–
Proceeds from issuance of May 2024 Notes and warrants, net of issuance costs of $245,150	2,255,851	–
Proceeds from exercise of Series B Warrants	130,522	–
Proceeds from exercise of buy down warrants	3,500	–
Proceeds from sale of common stock from the At the Market equity offering, net of issuance costs of $112,814	184,830	–
Proceeds from issuance of common stock from public offering, net of issuance costs of $629,900	–	4,570,085
Proceeds from issuance of convertible notes and warrants, net of issuance costs of $586,968	–	3,913,033
Proceeds from issuance of common stock units, net of issuance costs of $28,777	–	255,505
Proceeds from issuance of pre-funded warrant units, net of issuance costs of $342,071	–	3,037,121
Proceeds for issuance of Series A and Series B warrants issued with common stock and pre-funded warrant units	–	14,336,490
Proceeds from reduction of exercise price of warrants	–	346,500
Proceeds from exercise of warrants	–	680,978
Proceeds from exercise of stock options	–	25,000
Net cash provided by financing activities	10,373,092	27,084,318

NET CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(5,894,773)	(3,344,496)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT BEGINNING OF PERIOD	8,193,346	11,537,842
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	$2,298,573	$8,193,346

The accompanying notes are an integral part of these consolidated financial statements.

VOLCON, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

SUPPLEMENTAL CASH FLOW INFORMATION

	2024	2023
Supplemental disclosure of cash flow information:
Cash paid for interest	$88,710	$15,935
Cash paid for income taxes	$–	$–

Non-cash transactions:
Conversion of Convertible Notes for common stock	$7,414,025	$–
Exchange of Convertible Notes for Preferred Stock	$24,716,118	$–
Reclassification of warrant liability to equity for cashless exercise of Series A Warrants	$17,352,653	$–
Reclassification of warrant liability to equity for modification of Series B Warrants	$3,405,662	$–
Exchange of property & equipment in lieu of payments due for inventory purchases	$60,000	$–
Exchange of finished goods inventory with vendor for raw materials inventory	$417,285	$–
Conversion of preferred stock for common stock	$3	$–
Issuance of common stock for exercise of prefunded warrants	$2	$–
Acquisition of property and equipment with note payable	$–	$96,024
Reclassification of derivative liabilities to equity	$–	$13,262,055

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

On January 5, 2021, the Company created Volcon ePowersports, LLC (“Volcon LLC”), a Colorado wholly-owned subsidiary of the Company, to sell Volcon vehicles and accessories in the U. S. Volcon LLC is no longer used for selling vehicles and accessories.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has recurring losses and has generated negative cash flows from operations since inception.

In February and March 2024, certain holders of the May 2023 Convertible Notes issued in May 2023 converted approximately $7.4 million of principal to common stock. In March 2024, the holders exchanged the remaining May 2023 Convertible Notes of $24.7 million for Series A Convertible Preferred Stock (“Preferred Stock”) with a $1,000 per share value and an initial conversation price of $1,064.00 per share for common stock (see Note 10). All covenants from the Convertible Notes were terminated upon this exchange.

As discussed further in Note 7 below, on May 22, 2024, the Company issued Senior Notes with an aggregate principal amount of $2,942,170 due May 22, 2025 (the “May 2024 Notes”) for net proceeds of $2,255,851. The holders of the May 2024 Notes also received fully vested warrants (the “May 2024 Note Warrants”) to purchase 12,686 shares of the Company’s common stock at an exercise price of $232.00 per share. The May 2024 Note Warrants were exercisable beginning November 23, 2024 and expire November 23, 2029.

On July 12, 2024, the Company sold 102,605 shares of the Company’s common stock at a purchase price of $29.20 per share and pre-funded warrants to purchase 308,355 shares of common stock at $29.19992 per pre-funded warrant. The Company received net proceeds of $10,789,261. Proceeds from this offering were used to repay the May 2024 Notes.

In October 2024, the Company established an At the Market equity offering (“ATM”) whereby the Company can sell up to $100 million of its common stock. Through February 4, 2025, the Company has raised net proceeds of $9,143,725. On February 6, 2025, the Company sold 430,000 common stock units and 5,570,000 pre-funded warrant units at $2.00 per unit. The Company received net proceeds of $10,703,882 from this offering.

Management anticipates that our cash on hand as of December 31, 2024 plus the cash expected to be generated from operations, and cash raised from the ATM and the February 6, 2025 equity offering will not be sufficient to fund planned operations beyond one year from the date of the issuance of the financial statements as of and for the year ended December 31, 2024. There can be no assurance that additional funding, if needed, would be available to the Company on acceptable terms, or at all. These factors raise substantial doubt regarding our ability to continue as a going concern. The consolidated financial statements do not include any adjustments that may result should the Company be unable to continue as a going concern.

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

On January 30, 2024, Greg Endo, the Company’s Chief Financial Officer, signed a new employment agreement with the Company. Mr. Endo’s salary was increased to $300,000 and he will have an annual bonus of up to 50% of his salary as determined by the compensation committee of the board of directors. Mr. Endo had agreed to a reduction in the salary to $238,500 through the end of 2024. On August 23, 2024 the compensation committee of the board of directors resolved that effective August 16, 2024 Mr. Endo’s annual salary would be restored to $300,000. Mr. Endo will also receive 5% of the gross proceeds or other consideration if the Company completes a sale of substantially all of its assets or otherwise enters into a change of control transaction. Mr. Endo is also entitled to an equity award equal to 4% of the Company’s fully diluted equity, subject to stockholder approval of an increase in the shares available under the 2021 Plan or a new equity plan.

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

Per the terms of the 1 for 8 reverse stock split on November 8, 2024, the Company agreed that no fractional shares would be issued in connection with the reverse stock split and that it would issue one full share of the post-reverse stock split common stock to any stockholder who would have been entitled to receive a fractional share as a result of the process. On November 19, 2024, the Company received notice from DTCC on behalf of the brokerage firms that hold the shares of Company common stock held in “street name” that in connection with the foregoing rounding of shares the Company would need to issue 188,950 shares of common stock. The Company does not believe the number of shares being requested is correct based on the historical number of shareholders of its common stock and is aware of similar occurrences in recent months for other companies completing a reverse stock split. As such, the Company has begun an inquiry into the calculations set forth in the request. During the pendency of this inquiry, the Company does not intend to issue any shares in connection with the fractional shares being requested. The Company may face potential liability for its failure to issue the shares of common stock if it is determined that it is required to issue such shares. These shares are not included in the shares outstanding as of December 31, 2024 or in the amounts included in the basic and diluted net loss per share amounts. See Note 12 for further discussion of the impact to basic and diluted net loss per share.

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

Cash, Cash Equivalents and Restricted Cash

Cash and cash equivalents include short-term investments with original maturities of 90 days or less at the date of purchase. The recorded value of our cash and cash equivalents approximates their fair value. There were no cash equivalents as of December 31, 2024 or 2023. Restricted cash includes cash restricted as collateral for the Company’s corporate credit cards.

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

Product Warranties

The Company vehicles come with warranties that vary depending on the vehicle and vehicle components. The Company accrues warranty reserves at the time revenue is recognized. Warranty reserves include the Company’s best estimate of the projected cost to repair or to replace any items under warranty, based on actual warranty experience as it becomes available and other known factors that may impact the evaluation of historical data. The Company reviews its reserves quarterly to ensure that the accruals are adequate to meet expected future warranty obligations and will adjust estimates as needed. Factors that could have an impact on the warranty reserve include the following: changes in manufacturing quality, shifts in product mix, changes in warranty coverage periods, product recalls and changes in sales volume. Warranty expense is recorded as a component of cost of goods sold in the statement of operations and is recognized as a current liability.

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

Raw materials inventory costs include the cost of parts, including duties, tariffs and shipping related to manufacturing and assembly of vehicles. At December 31, 2023, raw materials inventory represents parts associated with the manufacturing of the Stag. Finished goods also include spare parts for sale as replacement parts or for service and warranty or accessories for vehicles. There are no raw materials as of December 31, 2024 (see Note 3 below for further discussion).

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

Intangible Assets

The Company purchased the domain name VLCN.com and is amortizing this asset over three years. Amortization expense was $1,427 for the year ended December 31, 2024.

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

Debt

The fair value of the Company’s debt, which approximated the carrying value of the Company’s debt as of December 31, 2023. Factors that the Company considered when estimating the fair value of its debt included market conditions, and term of the debt. The level of the debt would be considered as Level 2

The Company relies on the guidance provided by ASC Topic 480, Distinguishing Liabilities from Equity, to classify certain convertible instruments. The Company first determines whether a financial instrument should be classified as a liability. The Company will determine the liability classification if the financial instrument is mandatorily redeemable, or if the financial instrument, other than outstanding shares, embodies a conditional obligation that the Company must or may settle by issuing a variable number of its equity shares.

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

Concentration Risk

The Company outsources certain portions of product design and development for its vehicles to third parties. In addition, the Company has outsourced the manufacturing of all of its vehicles to third party manufacturers.

On January 8, 2024, the Company notified the manufacturer of the Volcon Youth motorcycles that it was terminating the co-branding and distribution agreement with them due to lower than anticipated sales of these units. In March 2024, the Company agreed to allow the manufacturer to keep all fully paid for units manufactured and held by the manufacturer, cease selling the Volcon Youth motorcycles as of June 30, 2024, and pay cash of $2,070,000 which included a payment of $370,000 in March 2024 and $100,000 monthly for seventeen months starting April 2024. All Volcon Youth inventory was written off as of June 30, 2024.

The settlement was recorded in the financial statements for the year ended December 31, 2023. On October 2, 2024, the Company and the manufacturer amended the settlement agreement and the Company agreed to pay the manufacturer $300,000 by October 31, 2024 to fully settle the remaining payments under the March 2024 agreement and to return any remaining spare parts and finished goods held by the Company in its Texas warehouse. The Company recognized a reduction of expense of $700,000 in cost of goods sold in the year ended December 31, 2024 related to this amendment.

In June 2024, the Company was notified by the manufacturer of a suspension component for the Stag that due to the Company’s initial production forecast provided by the third party manufacturer of the Stag, the vendor had acquired raw materials to fulfill several months’ worth of this component needed for the forecast. Although the Company had provided updated forecasts to the third party manufacturer of the Stag, the revised forecasts were not provided timely to this vendor. The Company entered into an agreement to pay for the excess raw materials by making weekly payments of $13,791 and to purchase remaining finished goods of $110,000 . The Company recorded an expense of $1,091,308 in cost of goods sold for the year ended December 31, 2024. The short-term and long-term liability as of December 31, 2024 is $661,586 and $109,163 respectively.

On December 6, 2024, the Company entered into a Settlement Agreement and Mutual Release (“Agreement”) with GLV, the manufacturer of the Stag and Grunt EVO, pursuant to which the Company and the manufacturer agreed to terminate the Supplier Agreement dated March 11, 2022 for the development and engineering of the Volcon Stag vehicle prototypes; the Supplier Agreement dated May 29, 2022 for the manufacturing of the Volcon Grunt EVO motorcycle; and the Supplier Agreement dated August 11, 2022 for the manufacturing of the Volcon Stag vehicle (collectively, the “Supplier Agreements”). Pursuant to the Agreement, among other items, the Company and the manufacturer agreed to indemnify each other with respect to certain outstanding vendor payables and the Company agreed to pay GLV a termination fee of $125,000 per month for a period of twenty-two months.

Recently Issued Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, requiring public companies to disclose information about their reportable segments’ significant expenses and other segment items on an interim and annual basis. Public companies with a single report segment are required to apply the disclosure requirements in ASU 2023-07, as well as all existing segment disclosures and reconciliation requirements of ASU 2023-07 during the year ended December 31, 2024. The Company operates as one operating segment and the Company’s CEO is the chief operating decision maker (“CODM”). The CODM uses the consolidated statement of operations to assess financial performance and allocate resources.

The following table presents the selected financial information with respect to the Company’s single operating segment:

	Years Ended December 31,
	2024	2023
Revenue	$4,037,191	$3,260,988
Cost of goods sold	(18,168,288)	(11,391,040)
Gross Margin	(14,131,097)	(8,130,052)

Sales & Marketing	2,548,953	7,405,705
Product Development	2,668,330	7,868,985
General & Administrative	7,665,647	6,388,007
Total Operating Expenses	12,882,930	21,662,697
Loss from Operations	(27,014,027)	(29,792,749)
Other Income (Expense)	(18,496,282)	(15,278,462)

Net loss	$(45,510,309)	$(45,071,211)

NOTE 3 – INVENTORY

Inventory consists of the following:

	December 31, 2024	December 31, 2023
Raw materials	$–	$6,770,892
Finished goods	1,455,477	2,202,242
Total inventory	$1,455,477	$8,973,134

During 2024, the Company lowered the sales price of the Grunt EVO which was sold to dealers and distributors. Since the unit sales price was below the unit cost the Company paid to the manufacturer, the Company wrote down the Grunt EVO finished goods inventory and recorded an expense of $674,379. In March 2025, the Company sold all of the remaining Grunt EVO finished goods.

In October 2024, the Company notified the manufacturer of the Stag that the Company intended to terminate the manufacturing agreement between the parties due to, among other things, significant cost increases for finished units over the original contracted cost. The Company wrote down all of the Stag raw materials inventory as of September 30, 2024. The Company concluded it would not be able to recover the inventory since it was in the manufacturer’s possession at the time, and even if it could the Company does not believe that it could find another manufacturer who could build the Stag without the Company incurring significant additional costs to have the manufacturer set up a production facility. In addition, the Company wrote off all prepaid deposits and advances paid to vendors and the manufacturer of the Stag. The total write-off related to Stag inventory, prepaid inventory and advances was $8,712,644. As noted above, the Company and the manufacturer entered into a settlement agreement and terminated the manufacturing agreement which included giving all raw materials inventory to the manufacturer.

In June 2023, the Company wrote down all remaining Torrot branded inventory in the amount of $84,000. During 2023, the Company wrote down the Volcon co-branded Torrot youth motorcycles in the amount of $2,674,352 to reduce their cost to the estimated net realizable value. The Company also wrote off all remaining Grunt raw materials inventory of $1,564,643 upon transfer of the inventory to the Company’s third party manufacturer.

 As of December 31, 2024, the Company has purchase commitments for future payments due for inventory of $376,945.

NOTE 4 – LONG – LIVED ASSETS

Property and Equipment

Property and equipment consist of the following:

	December 31, 2024	December 31, 2023
Machinery, tooling and equipment	$145,192	$1,015,568
Vehicles	185,482	213,528
Internal use manufactured vehicles	109,268	22,906
Fixtures & furniture	50,768	90,768
Leasehold improvements	44,663	44,663
Computers	217,341	221,571
	752,714	1,609,004
Less: Accumulated depreciation	(546,576)	(350,397)
Total property and equipment	$206,138	$1,258,607

Depreciation expense for the years ended December 31, 2024 and 2023 was $360,711 and $243,394, respectively

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

The following table provides the maturities of notes payable as of December 31, 2024:

2025	$10,898
2026	10,898
2027	10,898
2028	10,898
2029	1,816
Total future payments	45,408
Less: Interest	(9,694)
Total notes payable	35,714
Less current portion	(7,181)
Long-term notes payable	$28,533

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

The Company allocated the net proceeds received from the issuance of the Convertible Notes and Note Warrants based on the relative fair values of each resulting in net proceeds of $15,122,345 being allocated to the Convertible Notes and net proceeds of $6,561,247 being allocated to the Note Warrants which was recorded in equity. The Company recorded non-cash interest expense through May 24, 2023 to accrete the allocated value of the Convertible Notes using the effective interest method and an interest rate of 39.6%. Interest expense, including amortization of issuance costs, recorded for the Convertible Notes for the year ended December 31, 2023 was $2,913,632, prior to the recognition of the unamortized discount and issuance costs upon issuance of the additional Senior Convertible Notes noted below.

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

The Company recognized interest expense of $314,838 and $2,042,078 in the years ended December 31, 2024 and 2023 for the accretion of the discount and amortization offering costs on the May 2023 Notes.

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

The Company evaluated the issuance of the New Notes and Exchange Notes and related warrants and determined that the Convertible Notes were extinguished based on the conclusion that the terms of the New Notes and Exchange Notes are substantially different from the Convertible Notes in accordance with ASC 470, Debt. In addition, the Company recognized a loss on the extinguishment of the Convertible Notes based on the carrying value of the Convertible Notes at the transaction date, plus gross proceeds received from the issuance of New Notes and New Warrants, less the fair value of the i) New Notes and conversion option, ii) New Warrants, iii) Exchange Notes and conversion options, and iv) Exchange Warrants. The resulting loss on extinguishment of the Convertible Notes was $22,296,988 (including unamortized issuance costs of $1,330,296) which was recorded in the year ended December 31, 2023.

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

In September 2023, the Company and the holders of the Exchange Warrants entered into a warrant inducement agreement whereby the Exchange Warrant holders agreed to exercise 11 Exchange Warrants at a reduced exercise price of $63,000.00 per share. The Company issued the holders 11 warrants (“Reload Warrants”) with an initial exercise price of $90,000.00 per share. The Reload Warrants are immediately exercisable for unregistered shares of the Company’s common stock and have the same terms as the May 2023 Warrants and expire August 24, 2027. The Company recognized equity issuance costs of $216,855 in the year ended December 31, 2023 for the issuance of the Reload Warrants.

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

During the three months ended March 31, 2024, $7,414,025 of principal of the May 2023 Notes were converted into 4,971 shares of common stock. The Company recognized a loss of $333,544 on the conversion including the write off of $55,490 of unamortized debt issuance costs in the year ended December 31, 2024. The remaining principal of the May 2023 Notes of $24,716,118 was exchanged for 24,698 shares of Series A convertible Preferred Stock with a stated value of $1,000 and an initial conversion price of $1,064.00. The Company recognized a loss on the exchange of the Convertible Notes for Preferred Stock of $1,314,065, which includes unamortized issuance costs of $182,009, in the year ended December 31, 2024.

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

NOTE 7 - MAY 2024 SENIOR NOTES

On May 22, 2024, the Company issued Senior Notes with an aggregate principal amount of $2,942,170 due May 22, 2025 (the “May 2024 Notes”) for proceeds before expenses of $2,501,001 (issuance costs were $245,150). The notes were issued with an original issue discount of 15% and do not bear interest unless an event of default occurs, upon which interest will accrue at 10% per annum. Pursuant to the terms of the May 2024 Notes, if the Company completes an equity or debt offering while any principal of the May 2024 Notes is outstanding, thirty percent of the proceeds from such offering are required to be used to repay the outstanding principal of the May 2024 Notes until they are fully repaid. The holders of the May 2024 Notes also received fully vested warrants (the “May 2024 Note Warrants”) to purchase 12,686 shares of the Company’s common stock at an exercise price of $232.00 per share. The May 2024 Note Warrants were exercisable beginning November 23, 2024 and expire November 23, 2029. The number of warrants and the exercise price are subject to adjustment if the Company declares a stock dividend, stock split or recapitalization.

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

During the year ended December 31, 2024, the Company recorded non-cash interest expense of $238,965 to accrete the allocated value of the May 2024 Notes, which includes the amortization of debt issuance costs. As discussed further in Note 10, the May 2024 Notes were fully repaid on July 12, 2024 and a loss of $1,470,554 was recognized in the year ended December 31, 2024 for the early extinguishment of these notes.

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

Based on the above factors, the estimated fair value of the Company’s derivative liabilities carried at fair value at May 24, 2023 and August 3, 2023 is as follows:

	May 24, 2023	August 3, 2023
Conversion Feature - New Notes	$663,096	$557,168
Conversion Feature - Series A Exchange Notes	970,805	416,672
Conversion Feature - Series B Exchange Notes	4,324,792	2,651,436
New Warrants	3,123,682	2,445,244
Exchange Warrants	9,287,474	7,191,535
Total	$18,369,849	$13,262,055

On August 3, 2023, stockholders approved the adjustment of the conversion price of the New Notes and Exchange Notes and the exercise price of the New Warrants and Exchange Warrants. The conversion and exercise prices can adjust to a floor of $0.22 per share based on certain events defined in the agreements related to these instruments. The Company concluded that as of August 3, 2023, the conversion feature of the May 2023 Notes and the May 2023 Warrants are no longer derivative liabilities and reclassified them to equity on August 3, 2023. The Company recognized a gain of $5,107,794 for the change in the fair values of the conversion features of the May 2023 Notes and May 2023 Warrants for the year ended December 31, 2023.

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

Subsequent to the approval by stockholders of the cashless exercise provision of the Series A Warrant, the fair value of each Series A Warrant is the value of three shares of the Company’s common stock. Based on the closing price of the Company’s common stock on December 31, 2024 of $4.37, the fair value of each Series A Warrant is $13.11 and based on the total number of warrants outstanding of 8,517, the warrant liability for Series A Warrants is $111,658 at December 31, 2024.

As discussed in Note 10 below, on May 17, 2024, certain terms of the Series B Warrants were amended, including a cashless exercise provision, which resulted in the Series B warrants no longer being liabilities. The fair value of each Series B warrant is the value of the closing stock price of the Company times 0.81, the cashless exercise exchange ratio. Based on the closing price of the Company’s common stock on May 17, 2024 of $231.20, the fair value of each Series B Warrant is $187.27. A loss of $2,174,673 was recognized in the year ended December 31, 2024, for the change in fair value of the Series B Warrants from December 31, 2023 to May 17, 2024. The fair value of the Series B Warrants of $ 3,405,662 as of May 17, 2024 was reclassified to equity.

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

The following represents the activity associated with the Series A and Series B Warrants for the year ended December 31, 2024:

	Series A	Series B	Total
Fair value on December 31, 2023	$4,705,245	$1,265,822	$5,971,067
Loss on changes in fair value	12,759,066	2,174,673	14,933,739
Exercise of warrants	(17,352,653)	(34,833)	(17,387,486)
Reclassification to equity	–	(3,405,662)	(3,405,662)
Balance at December 31,2024	$111,658	$–	$111,658

NOTE 9 – RELATED PARTY TRANSACTIONS

In March 2024, the Company entered into a consulting agreement with Christian Okonsky, one of the Company’s founders, former Chairman of the Board and former Chief Technology Officer, pursuant to which he was entitled to a monthly fee of $5,000 and payment of 1% of the gross proceeds from any merger, sale or change of control transaction (“Change of Control Payment”) (as determined by the board of directors) entered into by the Company for a period of up to 6 months following the termination of the consulting agreement. The consulting agreement had a 24 month term and was cancellable by either party with 30 days notice. This consulting agreement terminates any remaining provisions of the Pink Possum agreement noted below other than the warrants remain outstanding. On September 9, 2024, Mr. Okonsky resigned from the board of directors of the Company. The consulting agreement was amended and the monthly fee was amended to $8,333 per month for twelve months and the Change of Control Payment was eliminated. In October 2024, Ms. Karin-Joyce Tjon, a current independent board member, was appointed by the board to be the chairman of the board.

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

On August 28, 2020, the Company entered into consulting agreements with Pink Possum, an entity controlled by Mr. Okonsky, and Highbridge Consultants, LLC (“Highbridge”), an entity controlled by Mr. Adrian James, a co-founder of the Company, pursuant to which Messrs. Okonsky and James provide the Company with services in exchange for warrants. On March 26, 2021 and March 25, 2021, respectively, Pink Possum and Highbridge entered into amendments to the consulting agreements agreeing to exchange the original warrants for new ten-year warrants to purchase 27 and 35 shares, respectively, of common stock at an exercise price of $176,400.00. The Highbridge warrants were fully exercised on a cashless basis in 2021 and the Pink Possum warrants remain outstanding as of December 31, 2024.

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

On July 12, 2024, Company sold 102,605 shares of the Company’s common stock at a purchase price of 29.20 per share and pre-funded warrants to purchase 308,355 shares of common stock at $29.19992 per pre-funded warrant. The Company received net proceeds of $10,789,261. Through December 31, 2024, 226,250 pre-funded warrants were exercised and 82,105 remained outstanding and the remaining warrants were exercised in February 2025.

On October 15, 2024 the Company and a holder of the Company’s common stock reached an agreement for the return by the holder of 96,822 shares of common stock to the Company. The holder had exceeded the percentage of shares that they were permitted to hold of the Company’s common stock. In exchange for the return of the shares the Company issued a prefunded warrant for 96,822 shares. These warrants were outstanding at December 31, 2024, and were subsequently exercised in February 2025.

As discussed above, on October 18, 2024, the Company established the ATM under which it can sell its common stock. As of December 31, 2024, the Company received net proceeds of $184,830 from the sale of 68,921 shares of its common stock. The Company has received $8.8 million for the sale of 1,764,113 shares of common stock from January 1, 2025 to February 4, 2025 through our ATM.

On February 6, 2025, the Company received net proceeds of $10,703,882 from the sale of 430,000 common stock units, which consisted of 430,000 shares of common stock and 430,000 fully exercisable five year warrants to purchase the Company’s common stock at $2.00 per share, and 5,570,000 pre funded warrant units, which consisted of 5,570,000 pre-funded fully exercisable warrants with an exercise price of $0.00001 and 5,570,000 fully exercisable five year warrants to purchase the Company’s common stock at $2.00 per share. Through March 28, 2025, 1,230,001 pre-funded warrants were exercised. The Company cannot sell additional shares through our ATM for 120 days following this offering.

Series A Convertible Preferred Stock

On March 4, 2024, the Company designated 25,000 shares of Preferred Stock as Series A Convertible Preferred Stock with a par value of $0.00001 per share and exchanged the remaining May 2023 Notes (principal of $24,694,670) for Preferred Stock. For each $1,000 of May 2023 Note principal, one share of Preferred Stock was issued with a stated value of $1,000, and any principal held by an investor below $1,000 was granted one additional share of Preferred Stock. A total of 24,698 shares were issued in connection with the exchange. The Preferred Stock is initially convertible into share of the Company’s common stock at $1,064.00 per share. Conversion of Preferred Stock to common stock of the Company by the holders of the Preferred Stock is limited based on ownership restrictions of either 4.99% or 9.99%. The conversion price is subject to adjustment for anti-dilution provisions with an initial floor of $784.00 per share, subject to adjustment to $400.00 per share if stockholder approval is received. The stockholders approved this adjustment at the 2024 annual meeting held on May 28, 2024.

The Preferred Stock conversion price per share is subject to adjustment in the event of a stock split based on the lowest 5-day daily VWAP in the five days subsequent to the completion of a stock split. As a result of the reverse stock split completed on June 6, 2024, the conversion price of the Preferred Stock was adjusted to $51.59.

As of December 31, 2024, all of the Preferred Stock (24,698 Preferred Shares) have been converted for 279,043 shares of common stock.

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

The Company completed a 1 for 8 reverse stock split on November 8, 2024. As a result of this reverse stock split, the total number of Series A Warrants and exercise price for the remaining warrants was adjusted per the provisions of a Share Event and the total number of Series A Warrants became 8,517 and the exercise price became $4.1866. These warrants remained outstanding at December 31, 2024.

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

As of December 31, 2024, 141 Series B Warrants remain outstanding and all of the pre-funded warrants have been fully exercised.

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

In May 2023, all of the Note Warrants to purchase 51 shares of the Company’s common stock were exchanged for Exchange Warrants to purchase 95 shares of the Company’s common stock with an initial exercise price of $196,200.00 per share (which was adjusted to $135,000.00 per share upon stockholder approval which was received on August 3, 2023). The Exchange Warrants expire August 24, 2027. In 2023 and 2024 certain holders of the Exchange Warrants exercised 32 of these warrants. On November 8, 2024 holders of the remaining 63 warrants notified the Company that they were forfeiting these warrants.

Also in May 2023, in connection with the issuance of the New Notes, the Company also issued New Warrants (together with the Exchange Warrants the “May 2023 Warrants”) to purchase 31 shares of common stock at an initial exercise price of $196,200.00 (which was adjusted to $135,000.00 per share upon stockholder approval which was received on August 3, 2023). The exercise price of the May 2023 Warrants were further adjusted due to the reverse 1 for 5, 1 for 45, 1 for 100 and 1 for 8 reverse stock splits completed in October 2023, February 2024, June 2024 and November 2024, respectively, and for the issuance of the Preferred Stock discussed above to $51.59. On November 8, 2024 the holder of these warrants notified the Company that it was forfeiting these warrants.

As noted below, 11 of the Exchange Warrants were exercised at a price of $63,000.00 per share and 11 Reload Warrants were issued with an exercise price of $90,000.00 per share. In October 2023, the Reload warrant exercise price was reduced to $49,284.00. The Reload warrants expire August 24, 2027. Due to the reverse 1 for 100 stock split completed in June 2024 and the 1 for 8 reverse stock split completed on November 8, 2024, the exercise price of the Reload Warrants was adjusted to $51.59. On November 8, 2024 the holders of the Reload Warrants notified the Company that they were forfeiting these warrants.

On October 13, 2023, the Company entered into an amendment (the “Amendment”) to its Stag UTV development and Stag supplier agreements with GLV Ventures (“GLV”). Pursuant to the Amendment, GLV agreed to provide the Company with extended payment terms and provide the Company with credit against new vehicles for the value of certain parts purchased by the Company. In consideration for entering into the Amendment No. 1, the Company agreed to issue GLV (or its designee) five-year warrants to purchase 12 shares of Company common stock with an exercise price of $75,600.00 per share, which was equal to the closing price of the Company’s common stock on the date of the Amendment No. 1, 6 warrants were fully vested upon issuance and the remaining warrants vested 45 days from the issuance date.

Warrant Inducements

On October 13, 2023, the Company entered into an inducement offer letter agreement (the “Inducement Letter”) with the three holders (each, a “Holder”) of the May 2023 Warrants. The Company agreed to reduce the exercise price of up to 28 these warrants to the lesser of (i) $63,000.00 (after giving effect to the stock splits noted above) and (ii) the exercise price in effect at the time of exercise of the Existing Warrants if further adjusted in accordance with the terms of the May 2023 Warrants ($49,284.00 per share after adjustment for the lowest day’s VWAP for the five days following the reverse stock split). The reduction of the exercise price of such Existing Warrants remained in effect until October 27, 2023 (the “Inducement Period”). In addition, pursuant to the Inducement Letter, the Holders who exercise such Existing Warrants for cash on or prior to October 27, 2023 would receive a new warrant (“Reload Warrant”) to purchase the same number of shares of common stock equal to the number of shares of common stock exercised and at the same exercise price as the Existing Warrants. The exercise price for any Warrants not exercised prior to the end of the Inducement Period would not result in a change in the exercise price under the original terms of the Existing Warrants. The Holders exercised 5 warrants of the 28 warrants available for exercise. Due to the reverse 1 for 100 stock split completed in June 2024 and the reverse 1 for 8 stock split completed in November 2024, the exercise price of the remaining Existing Warrants not exercised in this inducement and the Reload Warrants granted for the Existing Warrants exercised were adjusted to $51.59. On November 8, 2024, the holders of the Reload Warrants notified the Company that they were forfeiting these warrants.

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

The following is the activity related to common stock warrants during the year ended December 31, 2024:

	Common Stock Warrants
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Life in years	Intrinsic Value

Outstanding at January 1, 2024	7,041	$2,551.75
Granted	452,980	$30.55
Forfeited	(110)	$51.59
Expired	–	$–
Exercised	(259,579)	$51.83
Outstanding at December 31, 2024	200,332	$91.58	4.65	$781,897
Exercisable at December 31, 2024	200,332	$91.58	4.65	$781,897

NOTE 11 – STOCK-BASED COMPENSATION

In January 2021, the Company’s board of directors adopted the Volcon, Inc. 2021 Stock Plan, (the “2021 Plan”). The 2021 Plan is a stock-based compensation plan that provides for discretionary grants of stock options, stock awards, and restricted stock unit (“RSU”) awards to employees, members of the board of directors and consultants (including restricted stock units issued prior to the adoption of the plan as further discussed below). The Company has reserved 39 shares of the Company’s common stock for issuance under the 2021 Plan. To the extent that an award, if forfeitable, expires, terminates or lapses, or an award is otherwise settled in cash without the delivery of shares of common stock to the participant, then any unpaid shares subject to the award will be available for future grant or issuance under the 2021 Plan. There are no shares available for issuance under the 2021 Plan as of December 31, 2024. Awards vest according to each agreement and as long as the employee remains employed with the Company or the consultant continues to provide services in accordance with the terms of the agreement.

Restricted Stock Units

There were no restricted stock units outstanding in 2024 and no expense was recognized for RSUs in 2024. In February 2023, 1 RSU was subject to cancellation due to termination of employment. However, the Company entered into a modification to allow the employee to fully vest in this RSU as part of a severance agreement. The Company recorded additional expense of $31,487 in the year ended December 31, 2023 related to this modification.

For the year ended December 31, 2023, the Company recognized expense for RSUs of $61,623.

Performance Shares

In 2022 the compensation committee approved reserving 2 shares from the 2021 Plan to issue based on achievement of the Company’s 2022 performance milestones to employees who are employed in 2022 and were active employees on the date of approval in 2023 by the compensation committee. On February 6, 2023 the compensation committee of the board of directors approved a grant of 1 share for the achievement of some of the Company’s 2022 performance milestones. The Company recognized share-based compensation expenses of $257,717 related to the grant of these shares in the year ended December 31, 2023.

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

Stock Options

The following summarizes activity relating to common stock options to employees and consultants for services during the year ended December 31, 2024:

	Common Stock Options
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Life in years	Intrinsic Value
Outstanding at January 1, 2024	61	$354,819.26
Granted*	6,251	$13.61
Forfeited	(11)	$85,854.55
Canceled	(17)	$460,849.41
Outstanding at December 31, 2024	6,284	$1,775.40	9.61	$0
Exercisable at December 31, 2024	34	$325,739.12	7.63	$0

*	Includes 6,250 inducement options granted outside of the 2021 Plan.

The Company valued the options using the closing stock price of the Company’s common stock on the date of grant and the following assumptions:

	2024	2023
Volatility (based on the Company’s volatility in 2024 and peer companies in 2023)	152% - 170%	79% - 83%
Risk free interest rate	4.0% - 4.5%	3.54% - 4.77%
Dividends	None	None
Estimated life in years	6	6

During the years ended December 31, 2024 and 2023, the Company recognized share-based compensation expense of $310,961 and $1,896,585, respectively, related to common stock options. The Company expects to recognize additional compensation expense of $55,289 related to these common stock options assuming all awards will vest.

Total stock-based compensation recorded for the year ended December 31, 2024 and 2023 for all stock-based compensation awards, including warrants, has been recorded as follows:

	2024	2023
Cost of Goods Sold	$(11,827)	$211,981
Sales and Marketing	37,063	693,559
Product Development	126,337	837,271
General and Administrative	159,388	885,114
Total	$310,961	$2,627,925

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

	2024	2023

Numerator:

Net loss	$(45,510,309)	$(45,071,210)

Denominator:

Denominator for basic and diluted net loss per common share - weighted average of common shares	309,798	240

Basic and diluted net loss per common share	$(146.90)	$(187,796.71)

As discussed in Note 2 above, the Company received notice from DTCC on behalf of the brokerage firms that hold the shares of Company common stock held in “street name” that in connection with the foregoing rounding of shares the Company would need to issue 188,950 shares of common stock which are not included in the amounts above. If these shares had been issued as of November 19, 2024 when notice from DTCC was received, the amounts for basic and diluted net loss per common share for 2024 would be as follows:

Denominator:

Denominator for basic and diluted net loss per common share - weighted average of common shares	$331,997

Basic and diluted net loss per common share	$(137.08)

Common shares consisting of shares potentially dilutive as of December 31, 2024 and 2023 are as follows:

	2024	2023
Convertible Notes	–	652
Warrants	200,332	7,041
Stock options	6,284	61
Total	206,616	7,754

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

The components of income tax expense (benefit) for the year ended December 31, 2024 and 2023 are as follows:

	2024	2023

Expected federal income tax benefit at statutory rate	$(9,557,165)	$9,464,954
Non-deductible expenses	3,594,293	1,183,767
Write off of deferred tax asset for stock-based compensation	3,235,732	–
Return to provision and true ups	345,266	108,959
Change in valuation allowance	2,381,874	(10,757,680)
Income tax benefit	$–	$–

The non-deductible expenses for the year ended December 31, 2024 includes the loss on the extinguishment of the Convertible Notes of $345,998, interest expense on the Convertible Notes of $66,116, and loss recognized on the November 2023 Warrants classified as liabilities of $3,101,361, and other non-deductible expenses of $80,818. Due to the impact of the reverse stock split in June 2024 on the adjusted number of outstanding options and exercise prices, the Company concluded that it was a remote possibility that any options will be exercised and therefore wrote off the deferred tax asset and related valuation allowance for stock-based compensation.

Significant components of the Company’s deferred tax assets and liabilities at December 31, 2024 and December 31, 2023 are as follows:

	December 31, 2024	December 31, 2023
Deferred tax assets
Net operating losses	$20,932,619	$15,468,757
Debt basis difference	–	5,121,397
Depreciation and amortization	1,562,438	1,701,768
Research & development credit	1,099,535	1,099,535
Lease liability	162,786	246,704
Stock-based compensation	–	3,235,732
Inventory	–	152,749
Accrued expenses	94,561	66,909
Capital loss carryover	178,442	176,950
Dealer rebates	12,052	459,713
Vendor settlements and reserves	689,253	–
Other	29,502	21,828
Total	24,761,188	27,752,042
Valuation allowance	(24,431,492)	(27,171,016)
Net deferred tax asset	329,696	581,026
Deferred tax liabilities
Prepaid expenses	(174,457)	(342,421)
Right-of-use assets	(155,239)	(238,605)
Total net deferred taxes deferred tax liabilities	$–	$–

Management currently believes that since the Company has a history of losses it is more likely than not that the deferred tax regarding the loss carry forwards and other temporary differences will not be realized in the foreseeable future. The utilization of the Company’s net operating losses and credit carryovers may be subject to limitation due to the “change in ownership provisions” under Section 382 of the Internal Revenue Code. The Company’s cumulative net operating loss carry forward of $99.7 million as of December 31, 2024, may be limited in future years depending on future taxable income in any given fiscal year. The net operating losses can be carried forward indefinitely.

The Company has recorded no liability for income taxes associated with unrecognized tax benefits at the date of adoption and has not recorded any liability associated with unrecognized tax benefits. Accordingly, the Company has not recorded any interest or penalty in regard to any unrecognized benefit.

NOTE 14 – LEASES

The components of lease cost for operating leases for the year ended December 31, 2024 and 2023 is as follows:

	2024	2023
Lease Cost
Operating lease cost	$468,996	$468,997
Short-term lease cost	169,051	215,289
Total lease cost	$638,047	$684,286

Supplemental cash flow information related to leases for the year ended December 31, 2024 and 2023, is as follows:

	2024	2023
Other Lease Information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$399,609	$359,347
Amortization of right-of-use assets	$396,979	$369,774

The following table summarizes the lease-related assets and liabilities recorded on the balance sheet at December 31, 2024 and December 31, 2023:

	2024	2023
Lease Position
Operating Leases:
Operating lease right-of-use assets	$739,234	$1,136,213
Right-of-use liabilities operating leases short-term	443,950	399,611
Right-of-use liabilities operating leases long-term	331,222	775,170
Total operating lease liabilities	$775,172	$1,174,781

The Company utilizes the incremental borrowing rate in determining the present value of lease payments unless the implicit rate is readily determinable.

Lease Term and Discount Rate	December 31, 2024
Weighted-average remaining lease term (years):
Operating leases	1.7
Weighted-average discount rate:
Operating leases	6.82%

The following table provides the maturities of lease liabilities at December 31, 2024:

Operating
Leases
2025	485,702
2026	340,591
Total future undiscounted lease payments	826,293
Less: Interest	(51,121)
Present value of lease liabilities	$775,172

NOTE 15 - SUBSEQUENT EVENT

Exclusive Distribution Agreement

On January 31, 2025, the Company entered into a Distribution Agreement (the “Distribution Agreement”) with Super Sonic Company Limited (“Manufacturer”). The Manufacturer appointed the Company to act as Manufacturer’s exclusive distributor of certain of the Manufacturer’s golf cart products (the “Products”), in the United States. The Manufacturer agreed to recommend to all customers the sole use of the Company for all Products. The Manufacturer has the right to sell non-Volcon branded products to other customers, provided that Manufacturer shall pay 5% of the order price to the Company. Before the end of June 2025, the Manufacturer and the Company will agree to a procurement plan, and if the Company fails to meet the minimum purchase requirement described in the procurement plan for two consecutive months, the Manufacturer shall have the right to immediately terminate the Distribution Agreement. During the term of the Distribution Agreement, to the extent the Company sells any Volcon-branded products (the “Volcon Products”) that are similar to the Products, the Company agrees to provide the Manufacturer with a right of first refusal to manufacture Volcon Products.

At the end of each calendar quarter, the Company agreed to issue the Manufacturer shares of Company common stock based on the number of Product units (the “Units”) ordered by the Company during the quarter as follows: for each 1,000 Units ordered in 2025 by the Company and produced by the Manufacturer (including any products referred to the Company by the Manufacturer), the Company shall issue the Manufacturer a number of common shares equal to 1% of the Company’s outstanding shares of common stock (the “Consideration Shares”) as of the last day of such quarter that the 1,000 Units were ordered for no additional consideration, in addition to making full payment for all Units ordered. The requirement to issue the Consideration Shares shall cease on the anniversary of the parties’ confirmation of the procurement plan or upon the sale of 7,000 Units, whichever comes first. Notwithstanding the foregoing, to the extent the issuance of the Consideration Shares shall require shareholder approval pursuant to the rules of the Nasdaq Stock Market, such issuances shall be subject to the receipt of such shareholder approval and the Company agrees to seek such approval within three months of the determination that the approval is required. If, for any reason, the Company fails to issue such shares to the Manufacturer, the Manufacturer is entitled to compensatory damages in the amount equal to the value of the Consideration Shares that should have been issued to the Manufacturer in that quarter (determined by the closing stock price on the last day of that quarter), and to immediately terminate the Distribution Agreement.

On or before February 1, 2026, the Manufacturer will also be provided two-year warrants (the “Consideration Warrants”) to purchase up to 10% of the Company’s outstanding shares of common stock exercisable if, as of February 1, 2026, 10,000 Units are ordered (the “Order Date”). The exercise price of the warrants will be equal to 90% of the Company’s closing stock price on such date. Notwithstanding the foregoing, to the extent the issuance of the Consideration Warrants shall require shareholder approval pursuant to the rules of the Nasdaq Stock Market, such issuance shall be subject to the receipt of such shareholder approval and the Company agrees to seek such approval within three months of the determination that the approval is required. If, for any reason, the Company fails to issue the Consideration Warrants or fails to fulfill the Manufacturer’s request to exercise the Consideration Warrants, the Manufacture is entitled to compensatory damages in the amount equal to 10% of the value of the shares that would have been purchased by Manufacturer under the Consideration Warrants, and to immediately terminate the Distribution Agreement.

If the Company orders over 10,000 Units in 2025 (including any products referred to the Company by the Manufacturer), on or before February 1, 2026, the Company will provide the Manufacturer with the right to appoint a director to our board, subject to board and shareholder approvals of the director.

The term of the Distribution Agreement is for one year, which can be extended for additional one-year periods by the parties. The Agreement may be terminated immediately by either party in the event of a breach of the Distribution Agreement by the other party, or by either party if the other party: (i) becomes insolvent or bankrupt, becomes unable to pay its debts as they fall due, or files a petition for voluntary or involuntary bankruptcy or under any other insolvency law; (ii) makes or seeks to make a general assignment for the benefit of its creditors, seeks reorganization, winding-up, liquidation, dissolution, or other similar relief with respect to it or its debts; or (iii) applies for, or consents to, the appointment of a trustee, receiver, or custodian for a substantial part of its property.

Supply Agreement

On February 24, 2025, the Company entered into a Supply Agreement (the “Supply Agreement”) with Venom-EV LLC (“Venom”) to supply Venom with certain golf carts. The Supply Agreement allows Venom to purchase up to $3 million of golf carts with payment terms of 90 days from the date the golf carts are delivered to Venom’s facility. These golf carts will be purchased through a manufacturer specified in the Supply Agreement and the Company will receive consideration of the cost of the golf carts plus a three percent margin. At the end of each calendar quarter, the Company agreed to issue Venom shares of Company common stock based on the number of golf carts purchased by Venom during the quarter as follows: for each 1,000 Units sold in 2025 to Venom by the Company, the Company shall issue Venom a number of shares equal to 1% of the Company’s outstanding shares of common stock (the “Venom Shares”) as of the last day of such quarter that the 1,000 Units were sold for no additional consideration. The requirement to issue the Venom Shares shall cease upon the sale of 5,000 Units or June 30, 2026, whichever comes first. Notwithstanding the foregoing, to the extent the issuance of the Venom Shares shall require shareholder approval pursuant to the rules of the Nasdaq Stock Market, such issuances shall be subject to the receipt of such shareholder approval. If for any reason the Company fails to issue such shares to Venom, Venom is entitled to compensatory damages in the amount equal to the value of the Venom Shares that should have been issued to Venom in that quarter (determined by the closing stock price on the last day of that quarter), and to immediately terminate the Supply Agreement.

Share Repurchase Program

On March 7, 2025 the board of directors authorized a share repurchase program whereby the Company can repurchase up to $2 million of it’s common stock at the Company’s discretion. The share repurchase program expires on March 7, 2026. Through March 28, 2025, 383,081 shares have been repurchased at an average purchase price of $1.02.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) are designed to ensure that information required to be disclosed by us in reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the appropriate time periods, and that such information is accumulated and communicated to the Chief Executive Officer, who is our principal executive officer, and Chief Financial Officer, who is our principal financial officer, as appropriate, to allow timely discussions regarding required disclosure. We, under the supervision of and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures were ineffective as of December 31, 2024.

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

Management has determined that internal controls over financial reporting are ineffective as the material weaknesses identified by our independent registered public accounting firm in our internal control over financial reporting in our 2020 audit have not been remediated as of December 31, 2024. These material weaknesses are as follows:

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

There were no changes to our internal control over financial reporting during the three months ended December 31, 2024, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION

During the three months ended December 31, 2024, no director or officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information as to Item 10 is incorporated by reference from the information in our definitive proxy statement for the 2025 Annual Meeting of Stockholders, which we will file pursuant to Regulation 14A with the SEC within 120 days after the close of the year ended December 31, 2024.

We have adopted a Code of Ethics, which is applicable to all directors, officers and employees, including our Chief Executive Officer and Chief Financial Officer. The code is available on our corporate web site at https://ir.volcon.com/governance/governance-documents and in print to any stockholder who requests a copy. To the extent required by SEC rules, we intend to disclose any amendments to our Code of Ethics, and any waiver of a provision of the code with respect to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, on our web site referred to above within four business days following any such amendment or waiver, or within any other period that may be required under SEC rules from time to time.

We have adopted an Insider Trading Policy. A copy of our insider trading policy is filed as Exhibit 19.1 to this Annual Report.

ITEM 11. EXECUTIVE COMPENSATION

Information as to Item 11 is incorporated by reference from the information in our definitive proxy statement for the 2025 Annual Meeting of Stockholders, which we will file pursuant to Regulation 14A with the SEC within 120 days after the close of the year ended December 31, 2024.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information as to Item 12 is incorporated by reference from the information in our definitive proxy statement for the 2025 Annual Meeting of Stockholders, which we will file pursuant to Regulation 14A with the SEC within 120 days after the close of the year ended December 31, 2024.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Information as to Item 13 is incorporated by reference from the information in our definitive proxy statement for the 2025 Annual Meeting of Stockholders, which we will file pursuant to Regulation 14A with the SEC within 120 days after the close of the year ended December 31, 2024.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information as to Item 14 is incorporated by reference from the information in our definitive proxy statement for the 2025 Annual Meeting of Stockholders, which we will file pursuant to Regulation 14A with the SEC within 120 days after the close of the year ended December 31, 2024.

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

ITEM 16. FORM 10-K SUMMARY

We have elected not to provide summary information.

INDEX TO EXHIBITS

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation of Volcon, Inc. (incorporated by reference to exhibit 3.1 of the Form 8-K filed October 8, 2021)
3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Volcon, Inc. (incorporated by reference to exhibit 3.1 of the Form 8-K filed June 15, 2023)
3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Volcon, Inc. (incorporated by reference to exhibit 3.1 of the Form 8-K filed October 16, 2023)
3.4	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Volcon, Inc. (incorporated by reference to exhibit 3.1 of the Form 8-K filed February 5, 2024)
3.5	Form of Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock of Volcon, Inc. (incorporated by reference to exhibit 3.1 of the Form 8-K filed March 4, 2024)
3.6	Form of Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock of Volcon, Inc. (incorporated by reference to exhibit 3.1 of the Form 8-K filed March 25, 2024)
3.7	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Volcon, Inc. (incorporated by reference to exhibit 3.1 of the Form 8-K filed June 7, 2024)
3.8	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Volcon, Inc. (incorporated by reference to exhibit 3.1 of the Form 8-K filed November 8, 2024)
3.9	Second Amended and Restated Bylaws of Volcon, Inc. (incorporated by reference to exhibit 3.1 of the Form 8-K filed April 5, 2024)
4.1	Form of common stock (incorporated by reference to exhibit 4.1 of the Form S-1 file number 333-259468)
4.2	Form of Warrant issued to Pink Possum, LLC and Highbridge Consulting, LLC (incorporated by reference to exhibit 4.2 of the Form S-1 file number 333-259468)
4.3	Form of Underwriter Warrant (incorporated by reference to exhibit 4.3 of the Form S-1 file number 333-262343)
4.4	Form of Underwriter Warrant issued in IPO (incorporated by reference to Exhibit 4.3 of the Form S-1 file number 333-259468)
4.5	Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 10.4 of the Form 8-K filed with the SEC on August 24, 2022)
4.6	Placement Agent Warrant (incorporated by reference to Exhibit 10.6 of the Form 8-K filed with the SEC on August 24, 2022)
4.7	Form of New Warrants issued in May 2023 (incorporated by reference to Exhibit 4.2 of the Form 8-K filed with the SEC on May 22, 2023)
4.8	Form of Exchange Warrants issued in May 2023 (incorporated by reference to Exhibit 4.4 of the Form 8-K filed with the SEC on May 22, 2023)
4.9	Form of Underwriter Warrant dated September 15, 2023, with Aegis Capital Corp. (incorporated by reference to Exhibit 4.1 of the Form 8-K filed with the SEC on September 18, 2023)
4.10	Form of New Warrants issued in September 2023 warrant inducement (incorporated by reference to Exhibit 4.1 of the Form 8-K filed with the SEC on October 2, 2023)
4.11	Form of Warrant issued to GLV Ventures (incorporated by reference to Exhibit 4.1 of the Form 8-K filed with the SEC on October 16, 2023)
4.12	Form of Pre-Funded Warrant issued in November 2023 (incorporated by reference to exhibit 4.1 of Form 8-K filed on November 20, 2023)
4.13	Form of Series A Warrant issued in November 2023 (incorporated by reference to exhibit 4.2 of Form 8-K filed on November 20, 2023)
4.14	Form of Series B Warrant issued in November 2023 (incorporated by reference to exhibit 4.3 of Form 8-K filed on November 20, 2023)
4.15	Form of Series B Warrant Amendment (incorporated by reference to exhibit 4.1 of Form 8-K filed on May 17, 2024)
4.16	Form of Amended and Restated Warrant issued in November 2023 (incorporated by reference to exhibit 4.5 of Form 8-K filed on November 20, 2023)
4.17	Form of Pre-Funded Warrant issued in May 2024 (incorporated by reference to exhibit 4.2 of Form 8-K filed on May 17, 2024)
4.18	Form of Notes issued in May 2024 (incorporated by reference to exhibit 4.1 of Form 8-K filed on May 20, 2024)
4.19	Form of Warrants issued in May 2024 (incorporated by reference to exhibit 4.2 of Form 8-K filed on May 20, 2024)
4.20	Form of Pre-Funded Warrants issued in July 2024 (incorporated by reference to exhibit 4.1 of Form 8-K filed on July 12, 2024)
4.21	Form of Pre-Funded Warrants issued in October 2024 (incorporated by reference to exhibit 4.1 of Form 8-K filed on October 16, 2024)
4.22	Form of Warrants issued in February 2025 (incorporated by reference to exhibit 4.1 of Form 8-K filed on February 6, 2025)
4.23	Form of Pre-Funded Warrants issued in February 2025 (incorporated by reference to exhibit 4.2 of Form 8-K filed on February 6, 2025)
4.24*	Description of Registrant’s Securities

10.1	2021 Stock Plan of Volcon, Inc., as amended (incorporated by reference to exhibit 10.1 of the Form S-1 file number 333-259468)
10.2	Consulting Agreement, as amended, between Volcon, Inc. and Highbridge Consulting, LLC (incorporated by reference to exhibit 10.3 of the Form S-1 file number 333-259468)
10.3†	Employment Agreement between Volcon, Inc. and Greg Endo dated January 30, 2024 (incorporated by reference to exhibit 10.2 of the Form 8-K filed February 5, 2024)
10.4†	Employment Agreement between Volcon, Inc. and Jordan Davis dated August 5, 2021 (incorporated by reference to exhibit 10.8 of the Form S-1 file number 333-259468)
10.5	Placement Agent Agreement for Convertible Notes (incorporated by reference to exhibit 10.5 of the Form 8-K filed August 24, 2022)
10.6†	Amendment to the Volcon, Inc. 2021 Stock Plan (as amended and restated) (incorporated by reference to exhibit 10.1 of the Form 8-K filed July 27, 2022)
10.7	Underwriting Agreement by and among Volcon, Inc. and Aegis Capital Corp., dated January 28, 2022 (incorporated by reference to exhibit 1.1 of Form 8-K filed on April 28, 2022)
10.8	Placement Agent Agreement by and among the Company and Aegis Capital Corp. (incorporated by reference to Exhibit 10.3 of the Form 8-K filed with the SEC on May 22, 2023)
10.9	Underwriting Agreement by and among Volcon, Inc. and Aegis Capital Corp., dated May 22, 2022 (incorporated by reference to exhibit 1.1 of Form 8-K filed on May 25, 2023)
10.10†	Amendment No. 2 to the Volcon, Inc. 2021 Stock Plan (as amended and restated) (incorporated by reference to exhibit 10.1 of the Form 8-K filed July 14, 2023)
10.11	Form of Indemnification Agreement with the Company’s directors and executive officers (incorporated by reference to Exhibit 10.1 of the Form 8-K filed with the SEC on September 12, 2023)
10.12	Underwriting Agreement by and among Volcon, Inc. and Aegis Capital Corp., dated September 15, 2023 (incorporated by reference to exhibit 1.1 of Form 8-K filed on November 20, 2023)
10.13	Underwriting Agreement by and among Volcon, Inc. and Aegis Capital Corp., dated November 16, 2023 (incorporated by reference to exhibit 1.1 of Form 8-K filed on November 20, 2023)
10.14†	Employment Agreement between Volcon, Inc. and John Kim dated January 30, 2024 (incorporated by reference to exhibit 10.2 of the Form 8-K filed February 5, 2024)
10.15†	Consulting Agreement between Volcon, Inc. and Jordan Davis dated February 1, 2024 (incorporated by reference to exhibit 10.3 of the Form 8-K filed February 5, 2024)
10.16	Form of Note Exchange Agreement dated March 3, 2024 (incorporated by reference to exhibit 10.1 of Form 8-K filed on March 4, 2024)
10.17	Form of Exchange Agreement dated May 17, 2024 (incorporated by reference to exhibit 10.1 of Form 8-K filed on May 17, 2024)
10.18	Form of Securities Purchase Agreement by and among the Company and the Investors, dated May 20, 2024 (incorporated by reference to exhibit 10.1 of Form 8-K filed on May 20, 2024)
10.19	Placement Agency Agreement dated May 19, 2024 (incorporated by reference to exhibit 10.2 of Form 8-K filed on May 20, 2024)
10.20	Form of Securities Purchase Agreement by and among the Company and the Investors, dated July 11, 2024 (incorporated by reference to exhibit 10.1 of Form 8-K filed on July 12, 2024)
10.21	Placement Agency Agreement dated July 11, 2024 (incorporated by reference to exhibit 10.2 of Form 8-K filed on July 12, 2024)
10.22	Form of Exchange Agreement dated October 15, 2024 (incorporated by reference to exhibit 10.1 of Form 8-K filed on October 16, 2024)
10.23	At-The-Market Issuance Sales Agreement, dated October 18, 2024, by and between Volcon, Inc. and Aegis Capital Corp. (incorporated by reference to exhibit 1.1 of Form 8-K filed on October 18, 2024)
10.24*+	Settlement Agreement and Mutual Release dated December 6, 2024 between and among Volcon, Inc. and GLV Ventures
10.25	Distribution Agreement, dated January 31, 2025, by and between Volcon, Inc. and Super Sonic Company Limited (incorporated by reference to exhibit 10.1 of Form 8-K filed on February 4, 2025)
10.26	Underwriting Agreement, dated February 5, 2025, with Aegis Capital (incorporated by reference to exhibit 1.1 of Form 8-K filed on February 6, 2025)
10.27	Supplier Agreement, dated February 25, 2025, by and between Volcon, Inc. and Venom-EV (incorporated by reference to exhibit 10.1 of Form 8-K filed on February 27, 2025)
19.1*	Volcon, Inc. Insider Trading Policy
21.1	List of subsidiaries (incorporated by reference to exhibit 21.1 of the Form S-1 file number 333-259468)
23.1*	Consent of MaloneBailey LLP
31.1*	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.
31.2*	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.
32.1*(1)	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*(1)	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97	Dodd-Frank Restatement Recoupment Policy (incorporated by reference to exhibit 97 of Form 10-K filed on March 28, 2024)

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted in IXBRL, and included in exhibit 101).

*	Filed herewith.
+	Pursuant to Item 601(b)(10)(iv) of Regulation S-K promulgated by the SEC, certain portions of this exhibit have been redacted. The Company hereby agrees to furnish supplementally to the SEC, upon its request, an unredacted copy of this exhibit.
†	Indicates management contract or compensatory plan, contract or arrangement.

(1)	The certifications on Exhibit 32 hereto are deemed not “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that Section. Such certifications will not be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VOLCON, INC.

SIGNATURE	TITLE	DATE

/s/ John Kim	Chief Executive Officer and Director	March 31, 2025
John Kim	(principal executive officer)

/s/ Greg Endo	Chief Financial Officer	March 31, 2025
Greg Endo	(principal financial and accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on March 31, 2025.

Signature	Title

/s/ John Kim	Chief Executive Officer
John Kim	(Principal Executive Officer)
Director

/s/ Greg Endo	Chief Financial Officer
Greg Endo	(Principal Financial Officer and
Principal Accounting Officer)

/s/ Karin-Joyce Tjon	Chairman of the Board, Director
Karin Joyce Tjon

/s/ Jonathan P. Foster	Director
Jonathan P. Foster

/s/ Adrian Solgaard	Director
Adrian Solgaard

/s/ Orn Olason	Director
Orn Olason

