Form 10-K/A
period 2024-12-31
Volcon, Inc.
filed 2025-04-29
CIK 1829794

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

None.

EXPLANATORY NOTE

All references to “Company,” “we,” “us,” “our” and “Volcon” refer to Volcon, Inc., and the terms “Board of Directors” and “Board” refers to the Board of Directors of the Company.

This Amendment No. 1 to the Annual Report on Form 10-K/A (this “Amendment”) amends the Annual Report on Form 10-K for the fiscal year ended December 31, 2024 originally filed on March 31, 2025 (the “Original Filing”) by Volcon, Inc., a Delaware corporation (the “Company”).

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

Adrian Solgaard Age: 39 Director Since: 2024 Committees: • Audit • Compensation	Mr. Solgaard joined our Board in July 2024. Mr. Solgaard is the CEO and Founder of sustainable travel goods and accessories brand, Solgaard Design. A serial entrepreneur and seasoned startup founder and CEO, Mr. Solgaard has successfully launched, designed and brought to market an innovative range of sustainable travel and lifestyle consumer products and accessories. A thought leader in the sustainable product design and entrepreneurship industries, Adrian has been featured across various high-profile media outlets, including Entrepreneur, Forbes, Good Morning America, LinkedIn News, Sky News International, and The Los Angeles Times. We believe that Mr. Solgaard’s experience as a CEO and entrepreneur provides him with the qualifications to serve as a director.

John Kim Age: 54 Director Since: 2021 Committees : None	Mr. Kim joined our Board in July 2021 and became our Chief Executive Officer and President on February 3, 2024. Mr. Kim served on our Audit Committee, Compensation Committee and our Nominating and Governance Committee until January 28, 2024, prior to his appointment as our CEO. Mr. Kim is a serial entrepreneur and product designer and is currently a private investor. Mr. Kim was the Chief Executive Officer and founder of Super73 Inc, one of the world’s leading electric bicycle companies from 2012 until 2019. In 2003, Mr. Kim founded U-Life, an internet enabled home appliance company in South Korea, which was acquired by LG in 2006. Before his career as an entrepreneur, Mr. Kim was the principal designer for Yahoo Search, a car designer at Honda, and a former U.S. Army paratrooper. Mr. Kim received a Master’s degree in Design from Stanford University in 2001. We believe that Mr. Kim’s experience in the electric bicycle industry and his extensive product design experience provide him with the qualifications to serve as a director.

Jonathan Foster Age: 61 Director Since: 2021 Committees: • Audit • Compensation (Chair) • Nominating and Governance	Mr. Foster joined our Board in June 2021. Mr. Foster has served as the Chief Financial Officer and Executive Vice President for Moleculin Biotech, Inc. since August 2016. Mr. Foster brings more than 36 years of financial experience holding a variety of executive and senior financial positions with public, private, start-up to large corporate and international companies. Mr. Foster has also served on the Board of Directors of Autonomix Medical, Inc. (AMIX), a medical device company listed on Nasdaq, since January 2022. From February 2012 to August 2016, Mr. Foster served as Chief Financial Officer and Executive Vice President of InfuSystem Holdings, Inc., a national provider of infusion pumps and related services to the healthcare industry. From May 2011 to January 2012, Mr. Foster served as a consultant to the Chief Financial Officer of LSG Sky Chefs, USA, Inc., a subsidiary of Deutsche Lufthansa AG. Mr. Foster served on the board of Financial Institutions for the State of South Carolina from 2006 to 2012, and from June 2018 until December 2021 when the company was acquired, Mr. Foster served on the board of directors of Soliton, Inc., a medical device company focused on developing new technology for use in aesthetics, where he was the chair of the Strategic Alternative, Audit Committee and Compensation Committee, and previously served as chair of the Nominating & Governance Committees. Prior to May 2011, Mr. Foster served in lead financial roles with a private manufacturer of hardware and in manufacturing divisions of Schlumberger, Ltd. He began his career with Deloitte in Charlotte and Atlanta. Mr. Foster is a Certified Public Accountant (South Carolina) and holds the designation of Chartered Global Management Accountant from the American Institute of Certified Public Accountants. He received his Bachelor of Science in Accounting from Clemson University in 1985. We believe that Mr. Foster’s public company experience as an executive officer and director and his extensive accounting experience provide him with the qualifications to serve as a director.

Karin-Joyce (“KJ”) Tjon Age: 63 Director Since: 2021 Committees: • Audit (Chair) • Compensation • Nominating and Governance (Chair)	Ms. Tjon joined our Board in August 2021 and has served as chairman of the board since October 2024. Ms. Tjon has over twenty-five years of executive experience at both public and private companies. Ms. Tjon currently serves on the Board of Directors of Solidion Technology, Inc. (STI) (formerly Nubia Brand International Corp) which is listed on Nasdaq, the Board of Directors of LivePerson, Inc., which is listed on Nasdaq, and the Board of Directors of NPH International, a charitable organization. Prior to Ms. Tjon’s retirement in 2020, from July 2018 until May 2020 she served as Chief Financial Officer for Alorica, Inc. a multi-billion dollar customer service provider with over 100,000 employees worldwide. From February 2017 until August 2017, Ms. Tjon was President and Chief Operating Officer for Scientific Games, Inc., responsible for their Gaming and Lottery divisions. From July 2014 until September 2016 Ms. Tjon served as the Executive Vice President and Chief Financial Officer for Epiq Systems, Inc. Her responsibilities included all areas of international corporate finance as well as SAP support and risk management. From August 2011 to May 2014, Ms. Tjon served as Chief Financial Officer at Hawker Beechcraft, Inc. Earlier in her career, Ms. Tjon was a Managing Director at Alvarez & Marsal where she worked on turnarounds as interim executive as well as supported various engagements for private equity clients. Ms. Tjon holds a Master of Business Administration from Columbia University’s Graduate School of Business and a Bachelor’s degree in specialized studies in Organizational Behavior from Ohio University. We believe that Ms. Tjon’s public company experience as an executive officer and her extensive finance and business operations experience provides her with the qualifications to serve as a director.

Orn Olosan Age: 54 Director Since: 2024 Committees: • Compensation • Nominating and Governance	Mr. Olason joined our Board in December 2024. Mr. Olason is co-founder and executive director of THANK YOU®, a creative studio with global clients and projects that span product design, creative ventures, brand identity and strategic vision. Mr. Olason brings a big-vision perspective and an ability to distill complex business and customer challenges into original, relatable, holistic concepts. Mr. Olason is also the co-founder of Girls are Awesome, a platform and brand dedicated to creating a larger and more diverse female representation in society. We believe that Mr. Olosan’s experience as the founder and executive director of THANK YOU provides him with the qualifications to serve as a director.

Executive Officers Who are Not Serving as Directors

Below is information regarding each of our current executive officers who are not directors of the Company, including their title, age and brief biography describing each executive officer’s business experience. No executive officer has any family relationship with any other executive officer or any of our current directors.

Name and Position	Age	Business Experience
Greg Endo, Chief Financial Officer and Executive Vice-President	59	Mr. Endo has served as our Chief Financial Officer (“CFO”) and Executive Vice-President since June 7, 2021. Prior to joining Volcon, Mr. Endo worked for over 26 years at Deloitte & Touche LLP. From August 1994 until his retirement in September 2020, Mr. Endo was an audit and advisory partner, advising public and private companies in the manufacturing, technology, and real estate industries. He has assisted clients with merger and acquisition transactions, equity and debt financings, IT implementations and business process design and controls. From January 2021 to May 2021, Mr. Endo served as a consultant providing audit-related services to Marcum LLP and Marcum Bernstein & Pinchuk LLP. Mr. Endo is a certified public accountant in Texas. Mr. Endo has a Bachelor’s degree in Business Administration and a Master’s degree in Professional Accounting, both from the University of Texas at Austin and is a U.S. Army and Texas National Guard veteran.

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

Insider Trading Policy

Our Board has adopted an Insider Trading Policy that applies to all of our directors, executive officers, and employees. The policy attempts to establish standards that will avoid even the appearance of improper conduct on the part of insiders by requiring, among other things, that insiders maintain the confidentiality of information about the Company and to not engage in transactions in the Company’s securities while aware of material nonpublic information. Our Insider Trading Policy is available on our website at www.volcon.com under “Investors—Governance—Governance Documents.”

Hedging and Pledging Policy

We do not permit our directors, executive officers and employees to enter into hedging and monetization transactions or to engage in short sale transactions in the Company’s securities. We believe that such transactions can mitigate or eliminate the economic risk of ownership and disincentivize such individuals from seeking to improve the Company’s performance and consequently impair their alignment with our stockholders’ interests.

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

Leadership Structure

Currently, the roles of the Chairman and CEO are filled by separate individuals. Since the Company began its operations in 2020, Mr. Christian Okonsky, one of the founders of the Company, served as Chairman until his resignation from the Board in July 2024. Ms. Tjon was nominated to serve as Chairman beginning in October 2024. From August 23, 2021 through February 3, 2024, Mr. Jordan Davis served as our CEO and since February 3, 2024 Mr. John Kim has served as our CEO.

The Board believes that the separation of the offices of the Chairman and CEO is appropriate at this time because it allows our CEO to focus primarily on our business strategy, operations and corporate vision. The Board elects our Chairman and appoints our CEO, and each of these positions may be held by the same person or by different people. Although our Board does not have a policy regarding the separation of the roles of CEO and Chairman, we believe it is important that the Board retain flexibility to determine whether these roles should be separate or combined based upon the Board’s assessment of the Company’s needs and the Company’s leadership at a given point in time. The Board believes our company and our stockholders benefit from this flexibility, as our directors are well positioned to determine our leadership structure given their in-depth knowledge of our management team, our strategic goals, and the opportunities and challenges we face.

We believe that independent and effective oversight of the Company’s business and affairs is maintained through the composition of the Board, the leadership of our independent directors and Board committees and our governance structures and processes. The Board’s Audit, Compensation and Nominating and Governance Committees are composed solely of independent directors.

Code of Ethics

We have adopted a written Code of Ethics that applies to our directors, officers and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. This code provides fundamental ethical principles to which these individuals are expected to adhere and operate as a tool to help our directors, officers and employees understand the high ethical standards required for employment by, or association with, our Company. A copy of our Code of Ethics is available on our website at www.volcon.com under “Investors—Governance—Governance Documents”. We expect that any amendments to our Code of Ethics, or any waivers of its requirements, will be disclosed on our website, as well as by any other means required by Nasdaq rules.

Risk Management and Oversight

Our Board oversees our risk management process, which is a company-wide approach to risk management that is carried out by our management. Our full Board determines the appropriate risk for us generally, assesses the specific risks faced by us, and reviews the steps taken by management to manage those risks. While our full Board maintains the ultimate oversight responsibility for the risk management process, its committees oversee risk within their specific area of concern. Pursuant to our Board’s instruction, management regularly reports on applicable risks, including cybersecurity risks, to the relevant committee or the full Board, as appropriate, with additional review or reporting on risks conducted as needed or as requested by our Board and its committees.

Stockholder Communications and Annual Meeting Attendance

Stockholders may communicate with our Board by contacting the Corporate Secretary, Volcon, Inc., 3121 Eagles Nest St., Suite 120, Round Rock, Texas 78665. All communications will be forwarded directly to the Chairman for consideration.

The Board members are not required to attend our annual meetings of stockholders. However, all directors are encouraged to attend every annual meeting of stockholders as we believe that the annual meeting is an opportunity for stockholders to communicate directly with directors. All of our directors attended last year’s virtual annual meeting.

Committees of the Board of Directors

Our Board has three separately designated standing committees to assist with the discharge of its responsibilities. These committees are the Audit Committee, the Compensation Committee and the Nominating and Governance Committee. Our Board also may establish such other committees as it deems appropriate, in accordance with applicable law and regulations and our corporate governance documents. Each of these committees operates under a charter that was approved by our Board. The charters of each of the Audit Committee, Compensation Committee and Nominating and Governance Committee is available on our website at www.volcon.com under “Investors—Governance—Governance Documents.”

The names of the current members (chairs specifically noted) and highlights of some of the key oversight responsibilities of the Board committees are set forth below.

Audit Committee
Members: • Karin-Joyce Tjon (Chair) • Jonathan Foster • Adrian Solgaard (until February 2025) • Orn Olason (beginning February 2025)

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

Meetings in 2024: 4

✔ All members of the Audit Committee are independent

✔ All members of the Audit Committee are financially literate

✔ Ms. Tjon and Mr. Foster are considered an “audit committee financial expert” with accounting or related financial management expertise in accordance with the U.S. Securities and Exchange Commission’s (“SEC”) rules and regulations and Nasdaq rules

✔ Mr. Solgaard served on the Audit Committee beginning in July 2024 when he was appointed to the Board and ceased serving on the Audit Committee in February 2025 when Mr. Olason was appointed to the Audit Committee.

✔ Mr. Kim served on the Audit Committee until February 3, 2024, prior to his appointment as our CEO.

✔ Mr. Olason served on the Audit Committee beginning February 2025.

Compensation Committee
Members: • Jonathan Foster (Chair) • Karin-Joyce Tjon • Adrian Solgaard

Key Oversight Responsibilities:

• approving corporate goals and objectives for the CEO’s compensation plan, evaluate the CEO’s performance in light of these goals and objectives, and recommending to the Board for determination, the CEO’s compensation level based on this evaluation and the most recent stockholder advisory vote, if any, on executive compensation (“Say on Pay Vote”);

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

• to the extent such disclosure is required by the Securities Exchange Act of 1934, as amended (the “Exchange Act”), causing to be prepared a committee report for inclusion in applicable SEC filings;

• approving any employment agreements, severance agreements or change of control agreements that are entered into with the CEO and certain executive officers; and

• reviewing and recommending the level and form of non-employee director compensation and benefits.

The Compensation Committee may invite such members of management to its meetings as it deems appropriate. However, the Compensation Committee generally meets without members of management present, and in all cases the Company’s CEO and any other such officers are not present at meetings at which their compensation or performance is discussed or determined.

Neither the Compensation Committee nor the Company engaged a compensation consultant during the 2024 fiscal year to advise on executive officer or director compensation.

Meetings in 2024: 2

✔ All members of the Compensation Committee are independent

✔ All members of the Compensation Committee qualify as “nonemployee” directors within the meaning of Rule 16b-3 under the Exchange Act.

✔ Mr. Solgaard served on the Compensation Committee beginning in July 2024 when he was appointed to the Board.

✔ Mr. Kim served on the Compensation Committee until February 3, 2024, prior to his appointment as our CEO.

Nominating and Governance Committee
Members: • Karin-Joyce Tjon (Chair) • Jonathan Foster • Adrian Solgaard

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

• developing and recommending to the Board corporate governance guidelines, a Code of Ethics and other corporate governance policies and programs and reviewing such guidelines, code and any other policies and programs at least annually;

• making recommendations to the Board regarding corporate governance based upon developments, trends, and best practices; and

• reviewing and considering stockholder recommendations for candidates for the Board.

Meetings in 2024: 1 Took actions through written consent in 2024: 1

✔ All members of the Nominating and Governance Committee are independent

✔ Mr. Solgaard served on the Nominating Committee beginning in July 2024 when he was appointed to the Board.

✔ Mr. Kim served on the Nominating and Governance Committee until February 3, 2024, prior to his appointment as our CEO.

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

Section 16(A) Reports

Section 16(a) of the Exchange Act requires our directors and executive officers and persons who own more than 10% of the outstanding shares of common stock to file reports with the SEC disclosing their ownership of common stock at the time they become subject to Section 16(a) and changes in such ownership that occur during the year. Based solely on a review of copies of such reports furnished to us, or on written representations that no reports were required, we believe that all directors, executive officers and holders of more than 10% of the common stock complied in a timely manner with the filing requirements applicable to them with respect to transactions during the year ended December 31, 2024.

ITEM 11. EXECUTIVE COMPENSATION

Executive Compensation

Our named executive officers named in the Summary Compensation Table (such executive officers are referred to herein as the “Named Executive Officers” or “NEOs”) for 2024 and 2023, which consist of (a) all individuals serving as our principal executive officer during the year, (b) the Company’s two other most highly compensated executive officers who were serving as executive officers at the end of the last completed fiscal year, and (c) two additional individuals for whom disclosure would have been provided pursuant to the preceding clause (b) but for the fact that the individual was not serving as an executive officer of the Company at the end of the last completed fiscal year, are:

•	John Kim, CEO;
•	Jordan Davis, Former CEO;
•	Greg Endo, CFO;
•	Eduardo Salcedo-Lopez, CTO

Summary Compensation Table

The following table presents summary information regarding the total compensation awarded to, earned by and paid to our NEOs for the years ended December 31, 2024 and 2023:

Name and Principal Position	Year	Salary ($)	Stock Awards ($)	Option Awards ($)(1)	Nonequity incentive plan compensation ($)	All other compensation ($)	Total ($)
John Kim	2024	733,333	–	–	250,000	–	983,333
CEO (2)

Jordan Davis,	2024	30,201	–	–	–	15,168	45,369
Former CEO(3)	2023	291,250	–	166,643	–	–	457,893

Greg Endo,	2024	261,562	–	–	150,000	–	411,562
CFO(2)	2023	257,271	–	124,982	–	–	382,253

Eduardo Salcedo-Lopez CTO(4)	2024	145,250	–	–	16,750	–	162,000

_____________________

(1)	Represents the full grant date fair value of the stock options calculated in accordance with FASB ASC Topic 718. These amounts do not necessarily correspond to the actual value that may be realized by the NEO. For a summary of the assumptions made in the valuation of the awards, please see Note 11 to our financial statements included in Annual Report on Form 10-K for the respective year the options were granted.
(2)	As part of his employment agreement, Mr. Kim was paid a bonus of $250,000 upon completion of the audit of the Company’s 2024 financial statements. As part of his employment agreement, Mr. Endo can be paid a bonus of up to $150,000 (50% of his annual salary), subject to approval by the compensation committee of the board of directors (which approval of $150,000 has been granted) and was paid upon completion of the audit of the Company’s 2024 financial statements. These amounts were accrued as December 31, 2024.
(3)	Jordan Davis resigned as the Company’s Chief Executive Officer effective February 2, 2024. John Kim was appointed the Company’s Chief Executive Officer and President effective February 3, 2024. Other compensation includes $12,500 paid to Mr. Davis for consulting services provided for the transition of his duties to Mr. Kim and $2,668 related to the Company gifting Mr. Davis two Volcon Brat eBikes.
(4)	Eduardo Salcedo-Lopez was appointed as the Chief Technology Officer effective March 1, 2024. Included in non-equity incentive compensation are quarterly bonus amounts of $4,188 under a bonus agreement entered into with the Company prior to Mr. Salcedo-Lopez’s appointment as CTO. The bonus agreement ended December 31, 2024.

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

Bonus

Our CEO and CFO are also eligible to receive an annual bonus as a percentage of base salary based on our achievement of various metrics. Annual incentive awards are intended to recognize and reward the CEO and CFO who contribute meaningfully to our performance for the corresponding year. Our Board has discretion to determine whether and in what amounts or form (cash or stock) any such bonuses will be paid in a given year.

Equity Awards

The stock option awards reflected in the table above were issued pursuant to the 2021 Stock Plan, which, as described more fully below, allows the Compensation Committee to establish the terms and conditions of the awards, subject to the plan terms. In January 2021, we adopted the 2021 Stock Plan, which permits either the Compensation Committee or our entire Board, for the period prior to the establishment of the Compensation Committee, to grant stock options. We believe these awards to our executive officers help align the interests of management and our stockholders and reward our executive officers for improved Company performance.

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

Executive Agreements

We have entered into an employment agreement with our CEO, John Kim, former CEO, Jordan Davis, and CFO, Greg Endo.

Employment Agreement with John Kim, CEO

Effective January 30, 2024, we entered into an employment agreement with John Kim, pursuant to which Mr. Kim agreed to serve as our CEO commencing on February 3, 2024. The employment agreement provides for an initial annual salary of $800,000. Mr. Kim was entitled to receive an annual bonus of $250,000 upon completion of the audit of the Company’s annual financial statements for the year ended December 31, 2024. Mr. Kim will be entitled to a bonus of 5% of the gross proceeds from any merger, sale or change of control transaction entered into by the Company for a period of up to six months after termination of employment, provided termination is not for cause as defined in the employment agreement.

Mr. Kim will also receive an annual option grant for a ten-year option to purchase a number of shares equal to 10% of the fully diluted number of shares of the Company’s common stock outstanding at the date of grant, subject to approval of our stockholders at this meeting. Pursuant to the employment agreement, the options were eligible to vest on the earlier of one year after issuance or on the date at least 90% of the Company’s convertible promissory notes outstanding as of January 30, 2023 are no longer outstanding. The options will have an exercise price equal to Company’s common stock closing price on the date of grant, which will be the date of this meeting if the Option Grant Proposal is approved.

Employment Agreement with Jordan Davis, former CEO

On August 5, 2021, we entered into an employment agreement with Jordan Davis pursuant to which Mr. Davis agreed to serve as our CEO commencing August 23, 2021 on an at-will basis. Mr. Davis resigned his position effective February 3, 2023.

Mr. Davis' annual base salary was increased by the Compensation Committee in May 2022 to $300,000 effective June 1, 2022. Effective September 16, 2023 Mr. Davis voluntarily agreed to reduce his salary by 10%. Mr. Davis was eligible to receive an annual bonus of up to 75% of his annual base salary based on the achievement milestones approved by our Board provided he was still employed when the bonus was approved. Due to Mr. Davis resignation, he was not eligible for a bonus related to 2023 performance.

Employment Agreement with Greg Endo, CFO

Effective June 7, 2021, we entered into an employment agreement with Greg Endo pursuant to which Mr. Endo agreed to serve as our CFO commencing on such date. The employment agreement provided for an initial annual salary of $190,000. In May 2022. Mr. Endo’s annual base salary was increased by the Compensation Committee to $265,000 effective June 1, 2022. Effective September 16, 2023 Mr. Endo voluntarily agreed to reduce his salary by 10%. Mr. Endo may receive an annual bonus of up to 75% of his annual base salary. No bonus was approved by the Compensation Committee for 2023 performance.

On January 30, 2024, Mr. Endo entered into a new employment agreement. The new employment agreement provides for an annual salary of $300,000. Mr. Endo agreed to voluntarily reduce his salary to $238,500 for the remainder of 2024. In August 2024, The Compensation Committee approved Mr. Endo’s request to reinstate his salary to $300,000 effective August 15, 2024. Mr. Endo may receive an annual bonus of up to 50% of his annual base salary payable upon completion of the audit of the Company’s annual financial statements for the year ended December 31, 2024. The final determination of the amount of the annual bonus, if any, will be made by the Compensation Committee, based on criteria established by the Compensation Committee (which approved the full $150,000 bonus on February 14, 2025). Mr. Endo will be entitled to a bonus of 5% of the gross proceeds from any merger, sale or change of control transaction entered into by the Company for a period of up to six months after termination of employment, provided termination is not for cause as defined in the employment agreement.

Pursuant to the new agreement, Mr. Endo will also receive an annual option grant for a ten-year option to purchase a number of shares equal to 4% of the fully diluted number of shares of the Company’s common stock outstanding at the date of grant, subject to approval of our stockholders at this meeting. Pursuant to the employment agreement, the options were eligible to vest on the earlier of one year after issuance or on the date at least 90% of the Company’s convertible promissory notes outstanding as of January 30, 2023 are no longer outstanding. The options will have an exercise price equal to Company’s common stock closing price on the date of grant, which will be the date of this meeting if the Option Grant Proposal is approved.

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

Compensation of Non-Employee Directors

Our non-employee directors received cash compensation beginning in the third quarter of 2022 and equity-based compensation equal to $100,000 in the form of stock options or restricted stock units in addition to reimbursement for travel costs to attend meetings. In order to preserve cash, in June 2023, the Company suspended payment of the quarterly compensation but had accrued for the amounts due. All 2023 deferred amounts were paid in 2024 (accrued in 2023 and not included in the table below below). For 2024, each non-employee director received $50,000 for being a member of the board which includes participation on any committee of the board, paid quarterly, and equity-based compensation equal to $100,000 in the form of stock options or restricted stock units, subject to stockholder approval of an increase in the shares available for the Company’s 2021 Stock Plan (see below for description of the 2021 Stock Plan). No equity-based compensation was granted in 2024 since the Company did not have sufficient shares available for grant under the Company’s 2021 Stock Plan.

The following table sets forth compensation paid or awarded to, or earned by, each of our directors (except for Mr. Kim, whose compensation is disclosed under “Executive Compensation—Summary Compensation Table” above) during 2024:

Name	Option Awards (1)	Fees earned or paid in cash	Total
Jonathan Foster	$–	$50,000	$50,000
Karin-Joyce Tjon	$–	$50,000	$50,000
Adrian Solgaard	$–	$20,833	$20,833
Orn Olason	$–	$4,167	$4,167

_____________________

(1) As of December 31, 2024, the aggregate number of shares outstanding under all options to purchase our common stock held by our non-employee directors were: Mr. Foster – 4 shares; Ms. Tjon - 5 shares; Mr. Solgaard - no shares, and Mr. Olason - no shares. None of our non-employee directors held stock awards other than options as of December 31, 2024.

2021 Stock Plan

The 2021 Stock Plan (the “Plan” or “2021 Plan”) was adopted by our Board in January 2021 and approved by our stockholders on March 24, 2021. The Compensation Committee, or our entire Board for the period prior to the establishment of our Compensation Committee, grants incentive awards to our eligible NEOs, directors, employees, and certain consultants under our 2021 Stock Plan in order to align the interests of our management team and employees with the interests of our stockholders and to create substantial incentives for the team to achieve our long-term goals. These awards enable us to provide competitive compensation to help in the recruitment of executives and employees and also, through vesting provisions, help to promote retention and long-term service of executives and key employees. During 2024, the Compensation Committee granted awards of stock options and common stock grants totaling 1 share under the 2021 Stock Plan. Under the terms of outstanding awards, all unvested shares will lapse and be forfeited upon the termination of the participant’s employment with the Company.

Outstanding Equity Awards

The following table sets forth certain information concerning our outstanding options for our NEOs on December 31, 2024:

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
John Kim (1)	1	–	180,000	7/19/2031
	1	–	279,000	7/26/2032
	2	–	124,200	7/12/2033
Greg Endo	3	–	180,000	6/7/2031
	2	–	124,200	7/12/2033
Eduardo Salcedo-Lopez	1	–	540,000	8/2/2031
	1	–	450,000	9/14/2032
	1	–	124,200	7/12/2033
Jordan Davis (2)	–	–	–	–

(1)	Mr. Kim’s stock options were granted to him as a board member and prior to him being appointed CEO on February 3, 2024.
(2)	Mr. Davis resigned effective February 3, 2024, and all unvested options were canceled on this date. Mr. Davis’ did not exercise any vested options and all vested options expired on May 3, 2024.

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

Recoupment Policy

We adopted the Volcon, Inc. Dodd-Frank Restatement Recoupment Policy effective as of October 2, 2023. In the event that we are required to prepare a financial restatement, the Committee will recoup all erroneously awarded incentive-based compensation calculated on a pre-tax basis received after October 2, 2023, by a person (i) after beginning service as an executive officer, (ii) who served as an executive officer at any time during the performance period for that incentive-based compensation, and (iii) during the three completed fiscal years immediately preceding the date that the Company is required to prepare a restatement, and any transition period (that results from a change in the Company’s fiscal year) of less than nine months within or immediately following those three completed fiscal years. “Clawback” or recoupment policy in our executive compensation program contributes to creating and maintaining a culture that emphasizes integrity and accountability and reinforces the performance-based principles underlying our executive compensation program.

Granting of Certain Equity Awards Close in Time to the Release of Material Nonpublic Information

We do not grant stock options or option-like instruments (collectively, “Option-Like Awards”) in anticipation of the release of material nonpublic information and we do not time the public release of such information based on the grant dates of Option-Like Awards. During the last completed fiscal year, we have not awarded Option-Like Awards to any named executive officer during the period beginning four business days before and ending one business day after the filing of a period report on Form 10-Q or Form 10-K or the filing or furnishing of a current report on Form 8-K, and we have not timed the disclosure of material nonpublic information for the purpose of affecting the value of executive compensation.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Beneficial Ownership of Common Stock

The following table sets forth information regarding the beneficial ownership of our common stock as of April 21, 2025:

•	each person or group known by us to own beneficially more than five percent (5%) of the outstanding shares of common stock;
•	each of our directors;
•	each of our NEOs (defined below); and
•	all of our directors and executive officers as a group.

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

Name	Number of Shares Beneficially Owned	Percent of Class Beneficially Owned
Directors, Director Nominees and NEOs
John Kim (1)	4	*
Jordan Davis (former CEO)(2)	1	*
Greg Endo(3)	6	*
Eduardo Salcedo-Lopez(4)	5	*
Jonathan P. Foster(5)	4	*
Karin-Joyce Tjon(6)	5	*
Adrian Solgaard(7)	1	*
Orn Olason	–
All Directors, Director Nominees and NEOs as a Group (8 Persons)(8)	$26	*

_____________________

†	Percentages are based on 3,850,824 shares of our common stock outstanding on April 21, 2025.
*	Denotes less than 1%.
(1)	Consists of 1 stock option with an exercise price of $180,000.00 per share that vested on July 19, 2022, (ii) 1 stock option with an exercise price of $279,000.00 per share that vested on July 26, 2023, and (iii) 2 stock options with an exercise price of $124,200.00 per share that vested on July 12, 2024.
(2)	Consists of 1 share of common stock.
(3)	Consists of (i) 1 shares of common stock received from the exercise of stock option on February 13, 2023, (ii) 3 stock options with an exercise price of $180,000.00 one which vested on June 7, 2022, one on June 7, 2023, and one on June 7, 2024 (iii) 2 stock options with an exercise price of $124,200.00 per share which vested on July 12, 2024.
(4)	Consists of 1 stock option with an exercise price of $540,000.00 per share that vested on August 2, 2024, (ii) 1 stock option with an exercise price of $450,000.00 per share that vested on September 14, 2023, (iii) 1 stock option with an exercise price of $124,200.00 per share that vested on July 12, 2024, and (iv) two shares of common stock.
(5)	Consists of (i) 1 stock option with an exercise price of $180,000.00 per share that vested on May 19, 2022, (ii) 1 stock option with an exercise price of $279,000.00 per share that vested on July 26, 2023, and (iii) 2 stock options with an exercise price of $124,200.00 per share that vested on July 12, 2024.
(6)	Consists of (i) 2 stock options with an exercise price of $540,000.00 per share that vested on August 24, 2022, (ii) 1 stock option with an exercise price of $279,000.00 per share that vested on July 26, 2023, and (iii) 2 stock options with an exercise price of $124,200.00 per share that vested on July 12, 2024.
(7)	Consists of 1 share of common stock purchased prior to becoming a director.

Securities Authorized for Issuance Under Equity Compensation Plans

The 2021 Plan is a stock-based compensation plan that provides for discretionary grants of stock options, stock awards, stock unit awards and stock appreciation rights to key employees, non-employee directors and consultants.

The maximum number of shares of common stock that may be issued under the 2021 Plan is 39.

The following table summarizes information about the outstanding equity plan as of December 31, 2024.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities in Column (a))
	(a)	(b)	(c)
Equity Compensation Plans Approved by Security Holders (1)	34	$325,739.12	–
Equity Compensation Not Approved by Security Holders (2)(3)(4)(5)	6,303	$2,284.42	–
Total	6,337	$4,019.86	–

______________________

(1)	Due to grants made and the reverse stock splits completed by the Company in 2023 and 2024, there are no shares available for issuance under the 2021 Plan.
(2)	On August 28, 2020, we entered into a consulting agreement with Pink Possum, LLC (“Pink Possum”), an entity controlled by Mr. Okonsky, pursuant to which Mr. Okonsky provides us with services. In consideration for entering into the consulting agreements, we issued ten-year warrants to purchase our common stock. The number of shares of common stock issuable pursuant to the warrants was based on the number of shares of our common stock outstanding at the time of exercise and provided that Pink Possum would receive 18.75% of our shares of common stock outstanding at the time of exercise on a fully diluted basis. On March 26, 2021, Pink Possum entered into an amendment to the consulting agreement agreeing to exchange the original warrants for new ten-year warrants to purchase 27 shares of common stock at an exercise price of $177,120. In December 2022, the Company entered into an employment agreement with Mr. Okonsky and the consulting agreement with Pink Possum was canceled. However, the warrants remain in effect.
(3)	As additional compensation to Aegis, upon consummation of certain public offerings from October 2021 through September 2023, we issued to Aegis warrants to purchase a total of 11 shares of common stock, at exercise prices ranging from $112,500 to $1,238,400 per share. These warrants became exercisable on the date that is six months from the commencement of the sale of securities for the offerings to which the warrants relate and will expire four years and six months after such date of each filing in compliance with FINRA Rule 5110(g)(8)(A).
(4)	In connection with certain pre-IPO financings, we issued a foreign broker five-year warrants to purchase 8 shares of Series A preferred stock that expire on January 31, 2026 and 17 shares of Series B preferred stock that expire on February 28, 2026 or May 27, 2026. Upon completion of an initial public offering of the Company’s common stock, such warrants converted to purchase shares of the Company’s common stock. In October 2021, upon completion of the Company’s initial public offering, substantially all of the warrants were exercised on a cashless basis. There are 3 warrants outstanding with exercise prices ranging from $462,960 to $684,000.
(5)	As part of an amendment to the design, development and manufacturing agreements with GLV Ventures, we issued warrants to purchase 12 shares of common stock at an exercise price of $75,600 per share. Half of the warrants were exercisable upon issuance and the remaining half were exercisable 45 days from issuance.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

In addition to the compensation arrangements with directors and executive officers described in the section titled “Executive Compensation” above, the following is a description of transactions since January 1, 2023 to which we have been a party in which the amount involved exceeded or will exceed $120,000, and in which any of our directors (including nominees for election as directors), executive officers or beneficial holders of five percent (5%) or more of our capital stock, or their respective immediate family members or entities affiliated with them, had or will have a direct or indirect material interest.

Pink Possum, LLC and Highbridge Consultants, LLC

On August 28, 2020, we entered into consulting agreements with Pink Possum, an entity controlled by Mr. Okonsky, pursuant to which Mr. Okonsky would provide us with services. In consideration for entering into the consulting agreement, we issued a ten-year warrant to purchase our common stock at an exercise price of $0.90 per share. The number of shares of common stock issuable pursuant to the warrant was based on the number of shares of our common stock outstanding at the time of exercise and provided that Pink Possum would receive 18.75% of our shares of common stock outstanding at the time of exercise on a fully diluted basis. On March 26, 2021, Pink Possum entered into an amendment to the consulting agreement agreeing to exchange the original warrant for a new ten-year warrant to purchase 27 shares of common stock at an exercise price of $177,120.

In addition, pursuant to the consulting agreements, upon the occurrence of a Fundamental Transaction (as defined below) for an aggregate gross sales price of $100.0 million or more, for Pink Possum and Highbridge Consulting LLC (the “Entities”) will receive a cash payment equal to 1% of such gross sales price. For the purposes of the consulting agreements, “Fundamental Transaction” means any of the following: (i) a consolidation or merger involving the Company if the holders of the voting securities of the Company that are outstanding immediately prior to the consummation of such consolidation or merger do not, immediately after the consummation of such consolidation or merger, hold voting securities that collectively possess at least a majority of the voting power of all the outstanding securities of the surviving entity of such consolidation or merger or such surviving entity’s parent entity; (ii) a transfer or issuance (in a single transaction or series of related transactions) by one or more of the Company and its stockholders to one person or to any group of persons acting in concert, of shares of the Company’s capital stock then collectively possessing 50% or more of the voting power of all then outstanding shares of the Company’s capital stock (computed on an as-converted to common stock basis); or (iii) any sale, license, lease, assignment or other disposition of all or substantially all of the assets of the Company. Furthermore, commencing upon the completion of our initial public offering of the shares of our common stock, if our market capitalization exceeds $300.0 million for a period of 21 consecutive trading days the Entities will receive an additional cash payment equal to $15.0 million; provided that we will have the right, in our sole discretion, to make the foregoing $15.0 million payment by the issuance of shares of our common stock. The foregoing amounts will be payable to the Entities if the above milestones occur any time prior to the ten-year anniversary of original consulting agreements, or August 28, 2030.

In December 2022, the Company entered into an employment agreement with Mr. Okonsky and the consulting agreement with Pink Possum was terminated. However, the warrants to Pink Possum, and the provisions for a Fundamental Transaction and the market capitalization thresholds and related payments owed to Pink Possum if these were to occur remain in effect subsequent to the employment agreement.

On March 1, 2024, the Company entered into a consulting agreement with Mr. Okonsky and the remaining provisions of the Pink Possum consulting agreement were terminated; however, the warrants to Pink Possum remain in effect.

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

Director Independence

Pursuant to Rule 5605(b)(1) of the Nasdaq listing standards, a majority of the members of the Board must be “independent directors” as that term is defined by Nasdaq Rule 5605(a)(2). Our Board has evaluated the independence of its members based upon the applicable SEC rules and Nasdaq director independence standards. Applying these standards, our Board has affirmatively determined that Messrs. Foster, Solgaard, Olason and Ms. Tjon are “independent directors” under the applicable rules. We have determined that Mr. Kim is not an “independent director” under the applicable rules.

Our Board has evaluated the independence of its current members based upon the applicable SEC rules and Nasdaq director independence standards. Applying these standards, our Board has affirmatively determined that Mr. Foster, Mr. Olason, Mr. Solgaard, and Ms. Tjon are “independent directors” under the applicable rules. We have determined that Mr. Kim is not “independent director” under the applicable rules.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table shows the fees paid or accrued by the Company for the audit and other services provided by MaloneBailey, LLP during fiscal years 2024 and 2023:

MaloneBailey, LLP	2024	2023
Audit Fees	$172,525	$233,625
Audit-Related Fees	–	–
Tax Fees	–	–
All Other Fees	41,200	123,600
Total	$213,725	$357,225

Audit Fees incurred in fiscal years 2024 and 2023 include fees related to professional services for the audit of the Company’s annual consolidated financial statements, quarterly review of financial statements, and audit services provided in connection with other statutory and regulatory filings. Audit-Related Fees incurred in fiscal year 2024 and 2023 include agreed upon procedures for attestation services. All Other Fees are fees billed in conjunction with our public offerings of common stock and our convertible notes offering. The Audit Committee has reviewed summaries of the services provided and the related fees and has determined that the provision of non-audit services is compatible with maintaining the independence of MaloneBailey, LLP.

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

PART IV

ITEM 15. EXHIBIT AND FINANCIAL STATEMENT SCHEDULES

INDEX TO EXHIBITS

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation of Volcon, Inc. (incorporated by reference to exhibit 3.1 of the Form 8-K filed October 8, 2021)
3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Volcon, Inc. (incorporated by reference to exhibit 3.1 of the Form 8-K filed June 15, 2023)
3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Volcon, Inc. (incorporated by reference to exhibit 3.1 of the Form 8-K filed October 16, 2023)
3.4	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Volcon, Inc. (incorporated by reference to exhibit 3.1 of the Form 8-K filed February 5, 2024)
3.5	Form of Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock of Volcon, Inc. (incorporated by reference to exhibit 3.1 of the Form 8-K filed March 4, 2024)
3.6	Form of Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock of Volcon, Inc. (incorporated by reference to exhibit 3.1 of the Form 8-K filed March 25, 2024)
3.7	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Volcon, Inc. (incorporated by reference to exhibit 3.1 of the Form 8-K filed June 7, 2024)
3.8	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Volcon, Inc. (incorporated by reference to exhibit 3.1 of the Form 8-K filed November 8, 2024)
3.9	Second Amended and Restated Bylaws of Volcon, Inc. (incorporated by reference to exhibit 3.1 of the Form 8-K filed April 5, 2024)
4.1	Form of common stock (incorporated by reference to exhibit 4.1 of the Form S-1 file number 333-259468)
4.2	Form of Warrant issued to Pink Possum, LLC and Highbridge Consulting, LLC (incorporated by reference to exhibit 4.2 of the Form S-1 file number 333-259468)
4.3	Form of Underwriter Warrant (incorporated by reference to exhibit 4.3 of the Form S-1 file number 333-262343)
4.4	Form of Underwriter Warrant issued in IPO (incorporated by reference to Exhibit 4.3 of the Form S-1 file number 333-259468)
4.5	Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 10.4 of the Form 8-K filed with the SEC on August 24, 2022)
4.6	Placement Agent Warrant (incorporated by reference to Exhibit 10.6 of the Form 8-K filed with the SEC on August 24, 2022)
4.7	Form of New Warrants issued in May 2023 (incorporated by reference to Exhibit 4.2 of the Form 8-K filed with the SEC on May 22, 2023)
4.8	Form of Exchange Warrants issued in May 2023 (incorporated by reference to Exhibit 4.4 of the Form 8-K filed with the SEC on May 22, 2023)
4.9	Form of Underwriter Warrant dated September 15, 2023, with Aegis Capital Corp. (incorporated by reference to Exhibit 4.1 of the Form 8-K filed with the SEC on September 18, 2023)
4.10	Form of New Warrants issued in September 2023 warrant inducement (incorporated by reference to Exhibit 4.1 of the Form 8-K filed with the SEC on October 2, 2023)
4.11	Form of Warrant issued to GLV Ventures (incorporated by reference to Exhibit 4.1 of the Form 8-K filed with the SEC on October 16, 2023)
4.12	Form of Pre-Funded Warrant issued in November 2023 (incorporated by reference to exhibit 4.1 of Form 8-K filed on November 20, 2023)
4.13	Form of Series A Warrant issued in November 2023 (incorporated by reference to exhibit 4.2 of Form 8-K filed on November 20, 2023)
4.14	Form of Series B Warrant issued in November 2023 (incorporated by reference to exhibit 4.3 of Form 8-K filed on November 20, 2023)
4.15	Form of Series B Warrant Amendment (incorporated by reference to exhibit 4.1 of Form 8-K filed on May 17, 2024)
4.16	Form of Amended and Restated Warrant issued in November 2023 (incorporated by reference to exhibit 4.5 of Form 8-K filed on November 20, 2023)

4.17	Form of Pre-Funded Warrant issued in May 2024 (incorporated by reference to exhibit 4.2 of Form 8-K filed on May 17, 2024)
4.18	Form of Notes issued in May 2024 (incorporated by reference to exhibit 4.1 of Form 8-K filed on May 20, 2024)
4.19	Form of Warrants issued in May 2024 (incorporated by reference to exhibit 4.2 of Form 8-K filed on May 20, 2024)
4.20	Form of Pre-Funded Warrants issued in July 2024 (incorporated by reference to exhibit 4.1 of Form 8-K filed on July 12, 2024)
4.21	Form of Pre-Funded Warrants issued in October 2024 (incorporated by reference to exhibit 4.1 of Form 8-K filed on October 16, 2024)
4.22	Form of Warrants issued in February 2025 (incorporated by reference to exhibit 4.1 of Form 8-K filed on February 6, 2025)
4.23	Form of Pre-Funded Warrants issued in February 2025 (incorporated by reference to exhibit 4.2 of Form 8-K filed on February 6, 2025)
4.24*	Description of Registrant’s Securities
10.1	2021 Stock Plan of Volcon, Inc., as amended (incorporated by reference to exhibit 10.1 of the Form S-1 file number 333-259468)
10.2	Consulting Agreement, as amended, between Volcon, Inc. and Highbridge Consulting, LLC (incorporated by reference to exhibit 10.3 of the Form S-1 file number 333-259468)
10.3†	Employment Agreement between Volcon, Inc. and Greg Endo dated January 30, 2024 (incorporated by reference to exhibit 10.2 of the Form 8-K filed February 5, 2024)
10.4†	Employment Agreement between Volcon, Inc. and Jordan Davis dated August 5, 2021 (incorporated by reference to exhibit 10.8 of the Form S-1 file number 333-259468)
10.5	Placement Agent Agreement for Convertible Notes (incorporated by reference to exhibit 10.5 of the Form 8-K filed August 24, 2022)
10.6†	Amendment to the Volcon, Inc. 2021 Stock Plan (as amended and restated) (incorporated by reference to exhibit 10.1 of the Form 8-K filed July 27, 2022)
10.7	Underwriting Agreement by and among Volcon, Inc. and Aegis Capital Corp., dated January 28, 2022 (incorporated by reference to exhibit 1.1 of Form 8-K filed on April 28, 2022)
10.8	Placement Agent Agreement by and among the Company and Aegis Capital Corp. (incorporated by reference to Exhibit 10.3 of the Form 8-K filed with the SEC on May 22, 2023)
10.9	Underwriting Agreement by and among Volcon, Inc. and Aegis Capital Corp., dated May 22, 2022 (incorporated by reference to exhibit 1.1 of Form 8-K filed on May 25, 2023)
10.10†	Amendment No. 2 to the Volcon, Inc. 2021 Stock Plan (as amended and restated) (incorporated by reference to exhibit 10.1 of the Form 8-K filed July 14, 2023)
10.11	Form of Indemnification Agreement with the Company’s directors and executive officers (incorporated by reference to Exhibit 10.1 of the Form 8-K filed with the SEC on September 12, 2023)
10.12	Underwriting Agreement by and among Volcon, Inc. and Aegis Capital Corp., dated September 15, 2023 (incorporated by reference to exhibit 1.1 of Form 8-K filed on November 20, 2023)
10.13	Underwriting Agreement by and among Volcon, Inc. and Aegis Capital Corp., dated November 16, 2023 (incorporated by reference to exhibit 1.1 of Form 8-K filed on November 20, 2023)
10.14†	Employment Agreement between Volcon, Inc. and John Kim dated January 30, 2024 (incorporated by reference to exhibit 10.2 of the Form 8-K filed February 5, 2024)
10.15†	Consulting Agreement between Volcon, Inc. and Jordan Davis dated February 1, 2024 (incorporated by reference to exhibit 10.3 of the Form 8-K filed February 5, 2024)
10.16	Form of Note Exchange Agreement dated March 3, 2024 (incorporated by reference to exhibit 10.1 of Form 8-K filed on March 4, 2024)
10.17	Form of Exchange Agreement dated May 17, 2024 (incorporated by reference to exhibit 10.1 of Form 8-K filed on May 17, 2024)
10.18	Form of Securities Purchase Agreement by and among the Company and the Investors, dated May 20, 2024 (incorporated by reference to exhibit 10.1 of Form 8-K filed on May 20, 2024)
10.19	Placement Agency Agreement dated May 19, 2024 (incorporated by reference to exhibit 10.2 of Form 8-K filed on May 20, 2024)

10.20	Form of Securities Purchase Agreement by and among the Company and the Investors, dated July 11, 2024 (incorporated by reference to exhibit 10.1 of Form 8-K filed on July 12, 2024)
10.21	Placement Agency Agreement dated July 11, 2024 (incorporated by reference to exhibit 10.2 of Form 8-K filed on July 12, 2024)
10.22	Form of Exchange Agreement dated October 15, 2024 (incorporated by reference to exhibit 10.1 of Form 8-K filed on October 16, 2024)
10.23	At-The-Market Issuance Sales Agreement, dated October 18, 2024, by and between Volcon, Inc. and Aegis Capital Corp. (incorporated by reference to exhibit 1.1 of Form 8-K filed on October 18, 2024)
10.24*+	Settlement Agreement and Mutual Release dated December 6, 2024 between and among Volcon, Inc. and GLV Ventures
10.25	Distribution Agreement, dated January 31, 2025, by and between Volcon, Inc. and Super Sonic Company Limited (incorporated by reference to exhibit 10.1 of Form 8-K filed on February 4, 2025)
10.26	Underwriting Agreement, dated February 5, 2025, with Aegis Capital (incorporated by reference to exhibit 1.1 of Form 8-K filed on February 6, 2025)
10.27	Supplier Agreement, dated February 25, 2025, by and between Volcon, Inc. and Venom-EV (incorporated by reference to exhibit 10.1 of Form 8-K filed on February 27, 2025)
19.1*	Volcon, Inc. Insider Trading Policy
21.1	List of subsidiaries (incorporated by reference to exhibit 21.1 of the Form S-1 file number 333-259468)
23.1*	Consent of MaloneBailey LLP
31.1**	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.
31.2**	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.
32.1*(1)	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*(1)	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97	Dodd-Frank Restatement Recoupment Policy (incorporated by reference to exhibit 97 of Form 10-K filed on March 28, 2024)

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted in IXBRL, and included in exhibit 101).

*	Previously filed.
**	Filed herewith.
+	Pursuant to Item 601(b)(10)(iv) of Regulation S-K promulgated by the SEC, certain portions of this exhibit have been redacted. The Company hereby agrees to furnish supplementally to the SEC, upon its request, an unredacted copy of this exhibit.
†	Indicates management contract or compensatory plan, contract or arrangement.

(1)	The certifications on Exhibit 32 hereto are deemed not “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that Section. Such certifications will not be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VOLCON, INC.

SIGNATURE	TITLE	DATE

/s/ John Kim	Chief Executive Officer and Director	April 29, 2025
John Kim	(principal executive officer)

/s/ Greg Endo	Chief Financial Officer	April 29, 2025
Greg Endo	(principal financial and accounting officer)

