Form 10-K/A
period 2024-12-31
Volcon, Inc.
filed 2025-04-30
CIK 1829794

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 2)

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

This Amendment No. 2 to the Annual Report on Form 10-K/A (this “Amendment 2”) amends the Annual Report on Form 10-K for the fiscal year ended December 31, 2024 originally filed on March 31, 2025 (the “Original Filing”), as amended on April 29, 2025 (“Amendment 1”) by Volcon, Inc., a Delaware corporation (the “Company”). The purpose of this Amendment 2 is solely to include certain interactive data file tagging omitted in Amendment 1.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) this Amendment 2 also contains new certifications by the principal executive officer and the principal financial officer as required by Section 302 of the Sarbanes-Oxley Act of 2002. Accordingly, Item 15(a)(3) of Part IV is amended to include the currently dated certifications as exhibits. Because no financial statements have been included in this Amendment 2 and this Amendment 2 does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted.

Except as described above or as expressly noted in this Amendment 2, no other changes have been made to the Original Filing or Amendment 1. The Original Filing and Amendment 1 continue to speak as of the dates of such filings, and the Company has not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the Original Filing or Amendment 1.

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

VOLCON, INC.

SIGNATURE	TITLE	DATE

/s/ John Kim	Chief Executive Officer and Director	April 30, 2025
John Kim	(principal executive officer)

/s/ Greg Endo	Chief Financial Officer	April 30, 2025
Greg Endo	(principal financial and accounting officer)

