Form 10-Q
period 2025-03-31
Volcon, Inc.
filed 2025-05-09
CIK 1829794

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

The registrant had 4,355,874 shares of common stock outstanding at May 8, 2025.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

VOLCON, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2025 AND DECEMBER 31, 2024

(Unaudited)

	March 31, 2025	December 31, 2024

ASSETS
Current assets:
Cash and cash equivalents	$17,566,962	$2,193,573
Restricted cash	105,000	105,000
Accounts receivable, net of allowance for doubtful accounts of $115,630 and $99,233 at March 31, 2025 and December 31, 2024, respectively	104,399	88,247
Inventory and inventory deposits	1,193,176	1,646,633
Prepaid expenses and other current assets	1,482,544	1,032,699
Total current assets	20,452,081	5,066,152
Long-term assets:
Property, equipment, and intangible asset, net	442,098	221,836
Other long-term assets	199,281	199,281
Right-of-use assets - operating leases	635,379	739,234
Total assets	$21,728,839	$6,226,503

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$221,357	$385,326
Accrued liabilities	1,238,856	1,379,191
Vendor settlements - short-term	1,967,188	2,092,975
Current portion of notes payable	7,389	7,181
Warrant liabilities	83,226	111,658
Right-of-use operating lease liabilities - short-term	456,063	443,950
Customer deposits	47,488	216,522
Total current liabilities	4,021,567	4,636,803

Notes payable, net of current portion	26,606	28,533
Vendor settlements - long-term	728,839	1,189,184
Right-of-use operating lease liabilities - long-term	212,607	331,222
Total liabilities	4,989,619	6,185,742

COMMITMENTS AND CONTINGENCIES

Stockholders’ equity:
Preferred stock: $0.00001 par value, 5,000,000 shares authorized, 25,000 shares designated, no shares issued and outstanding as of March 31, 2025 and December 31, 2024	–	–
Common stock: $0.00001 par value, 250,000,000 shares authorized, 3,850,824 shares issued and outstanding as of March 31, 2025 and 630,865 shares issued and outstanding as of December 31, 2024	42	7
Treasury stock	(401,806)	–
Additional paid-in capital	185,917,861	166,357,201
Accumulated deficit	(168,776,877)	(166,316,447)
Total stockholders’ equity	16,739,220	40,761

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$21,728,839	$6,226,503

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VOLCON, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2025 AND 2024
(Unaudited)

	March 31, 2025	March 31, 2024

Revenue	$736,049	$1,033,548
Cost of goods sold	(781,383)	(1,621,580)
Gross margin	(45,334)	(588,032)

Operating expenses
Sales and marketing	510,957	760,564
Product development	388,523	814,945
General and administrative expenses	1,561,657	2,080,794
Total operating expenses	2,461,137	3,656,303

Loss from operations	(2,506,471)	(4,244,335)

Other expense	54,021	12,854
Interest expense	(89,183)	(329,968)
Interest income	52,771	–
Loss from conversion and exchange of convertible notes	–	(1,647,608)
Gain (loss) from derivative liabilities	28,432	(19,838,987)
Total other expense	46,041	(21,803,709)

Loss before provision for income taxes	(2,460,430)	(26,048,044)
Provision for income taxes	–	–

Net loss	$(2,460,430)	$(26,048,044)

Net loss per common share – basic	$(0.91)	$(2,615.00)
Net loss per common share – diluted	$(0.91)	$(2,615.00)

Weighted average common shares outstanding – basic	2,705,880	9,961
Weighted average common shares outstanding – diluted	2,705,880	9,961

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VOLCON, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED March 31, 2025

(Unaudited)

	Common stock		Treasury stock		Additional
	Number of Shares	Amount	Number of Shares	Amount	paid-in capital	Accumulated deficit	Total

Balance at January 1, 2025	630,865	$7	–	$–	$166,357,201	$(166,316,447)	$40,761

Issuance of common stock for exercises of pre-funded warrants	1,408,927	14	–	–	(14)	–	–

Issuance of common stock from the At the Money offering, net of issuance costs of $320,867	1,764,113	17	–	–	8,846,744	–	8,846,761

Issuance of common stock and pre-funded warrants, net of issuance costs of $1,296,118	430,000	4	–	–	10,703,878	–	10,703,882

Stock-based compensation	–	–	–	–	10,052	–	10,052

Repurchases of common stock for Treasury Stock	(383,081)	–	383,081	(401,806)	–	–	(401,806)

Net loss	–	–	–	–	–	(2,460,430)	(2,460,430)

Balance at March 31, 2025	3,850,824	$42	383,081	$(401,806)	$185,917,861	$(168,776,877)	$16,739,220

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VOLCON, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2024
(Unaudited)

	Series A Convertible Preferred Stock		Common stock		Additional
	Number of Shares	Amount	Number of Shares	Amount	paid -in capital	Accumulated deficit	Total

Balance at January 1, 2024	–	$–	1,291	$–	$101,175,117	$(120,806,138)	$(19,631,021)

Issuance of common stock for exercise of pre-funded warrants	–	–	93	–	1	–	1

Issuance of common stock for exercise of Series A warrants	–	–	14,839	–	17,352,653	–	17,352,653

Proceeds received for exercise of buydown warrants	–	–	10	–	3,500	–	3,500

Common stock issued for conversion of convertible notes	–	–	4,971	–	7,395,907	–	7,395,907

Conversion of Convertible Notes	24,698	–	–	–	24,716,118	–	24,716,118

Conversion of preferred stock for common stock	(2,288)	–	2,150	–	–	–	–

Issuance of common stock for exercise of Series B Warrants	–	–	88	–	–	–	–

Stock-based compensation	–	–	–	–	(1,922)	–	(1,922)

Shares Issued Due to Rounding	–	–	1	–	–	–	–

Net loss	–	–	–	–	–	(26,048,044)	(26,048,044)

Balance at March 31, 2024	22,410	$–	23,433	$–	$150,641,374	$(146,854,182)	$3,787,192

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VOLCON, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2025 AND 2024
(Unaudited)

	March 31,	March 31,
	2025	2024
Cash flow from operating activities:
Net loss	$(2,460,430)	$(26,048,044)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on conversion of convertible notes to common stock	–	333,544
Loss on exchange of convertible notes for preferred stock	–	1,314,064
Loss (gain) on change in fair value of financial liabilities	(28,432)	20,004,342
Gain on exercise of Series B Warrants	–	(165,355)
Stock-based compensation	10,052	(1,922)
Loss on write down of inventory and inventory deposits	17,992	–
Bad debt expense	16,397	14,048
Non-cash interest expense	–	314,838
Amortization of right-of-use assets	103,855	96,588
Depreciation and amortization	40,754	97,720
Loss on disposal of fixed assets	–	152,255
Changes in operating assets and liabilities:
Accounts receivable	(32,549)	(95,696)
Inventory and inventory deposits	376,290	(467,021)
Prepaid assets and other current assets	(449,845)	497,257
Accounts payable	(163,969)	(506,482)
Accrued liabilities and vendor settlements	(726,467)	284,405
Right-of-use liabilities - operating leases	(106,502)	(95,891)
Customer deposits	(169,034)	(269,917)
Net cash used in operating activities	(3,571,888)	(4,541,267)
Cash flow from investing activities:
Purchase of property and equipment	(201,841)	(131,718)
Proceeds from insurance settlement and sale of equipment	–	65,488
Net cash used in investing activities	(201,841)	(66,230)
Cash flow from financing activities:
Repayment of notes payable	(1,719)	(43,823)
Proceeds from issuance of common stock units and pre-funded warrant units from public offering, net of issuance costs of $1,296,118	10,703,882	–
Proceeds from issuance of common stock issued from the At the Market Offering, net of issuance costs of $320,867	8,846,761	–
Repurchases of common stock	(401,806)	–
Proceeds from exercise of Series B Warrants	–	130,522
Proceeds from exercise of buy down warrants	–	3,500
Net cash provided by financing activities	19,147,118	90,199

NET CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	15,373,389	(4,517,298)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT BEGINNING OF PERIOD	2,298,573	8,193,346
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	$17,671,962	$3,676,048

SUPPLEMENTAL CASH FLOW INFORMATION

	2025	2024
Supplemental disclosure of cash flow information:
Cash paid for interest	$88,208	$13,408
Cash paid for income taxes	$–	$–

Non-cash transactions:
Issuance of common stock for exercise of pre-funded warrants	$14	$–
Transfer of inventory to property & equipment	$59,175	$–
Conversion of Convertible Notes for common stock	$–	$7,414,025
Exchange of Convertible Notes for Preferred Stock	$–	$24,716,118
Reclassification of warrant liability to equity for cashless exercise of Series A Warrants	$–	$17,352,653

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VOLCON, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – ORGANIZATION, NATURE OF OPERATIONS AND GOING CONCERN

Organization and Nature of Operations

Volcon, Inc. (“Volcon” or the “Company”) was formed on February 21, 2020, as a Delaware corporation, under the name Frog ePowersports, Inc. The Company was renamed Volcon, Inc. on October 1, 2020. Volcon designs and sells all-electric off-road powersport vehicles.

On January 5, 2021, the Company created Volcon ePowersports, LLC (“Volcon LLC”), a Colorado wholly-owned subsidiary of the Company, to sell Volcon vehicles and accessories in the United States. Since 2023 Volcon LLC has not been used for selling vehicles and accessories.

Going Concern

The accompanying interim consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has recurring losses and has generated negative cash flows from operations since inception.

In February and March 2024, certain holders of the May 2023 Convertible Notes issued in May 2023 converted approximately $7.4 million of principal to common stock. In March 2024, the holders exchanged the remaining May 2023 Convertible Notes of $24.7 million for Series A Convertible Preferred Stock (“Preferred Stock”) with a $1,000 per share value and an initial conversation price of $1,064.00 per share for common stock (see Note 9). All covenants from the Convertible Notes were terminated upon this exchange.

As discussed further in Note 6 below, on May 22, 2024, the Company issued Senior Notes with an aggregate principal amount of $2,942,170 due May 22, 2025 (the “May 2024 Notes”) for net proceeds of $2,255,851. The holders of the May 2024 Notes also received fully vested warrants (the “May 2024 Note Warrants”) to purchase 12,686 shares of the Company’s common stock at an exercise price of $232.00 per share. The May 2024 Note Warrants were exercisable beginning November 23, 2024 and expire November 23, 2029.

On July 12, 2024, the Company sold 102,605 shares of the Company’s common stock at a purchase price of $29.20 per share and pre-funded warrants to purchase 308,355 shares of common stock at $29.19992 per pre-funded warrant. The Company received net proceeds of $10,789,261. Proceeds from this offering were used to repay the May 2024 Notes.

In October 2024, the Company established an At the Market equity offering (“ATM”) whereby the Company can sell up to $100 million of its common stock. During the three months ended March 31, 2025, the Company has raised net proceeds of $8,846,761. On February 6, 2025, the Company sold 430,000 common stock units and 5,570,000 pre-funded warrant units at $2.00 per unit. The Company received net proceeds of $10,703,882 from this offering.

Management anticipates that our cash on hand as of March 31, 2025 plus the cash expected to be generated from operations will not be sufficient to fund planned operations beyond one year from the date of the issuance of the financial statements as of and for the three months ended March 31, 2025. There can be no assurance that additional funding, if needed, would be available to the Company on acceptable terms, or at all. These factors raise substantial doubt regarding our ability to continue as a going concern. The consolidated financial statements do not include any adjustments that may result should the Company be unable to continue as a going concern.

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

On December 26, 2023, the Company was notified by Nasdaq that it was not in compliance with Nasdaq’s Listing Rule 5810(c)(3)(A)(iii) as the closing bid price of our common stock had been below $0.10 for ten consecutive trading days from December 11, 2023 through December 22, 2023 and was subject to delisting on January 2, 2024. On January 4, 2024, the Company received notice from Nasdaq that it did not meet the MVLS requirement and it was subject to delisting. The Company submitted a hearing request to Nasdaq’s Hearings Department for both of these matters, which stayed the suspension of the Company’s common stock. The Company participated in a hearing with Nasdaq’s Hearings Department on March 26, 2024 and on April 2, 2024, they informed the Company that the Company had until June 24, 2024 to regain compliance with the above listing rules.

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

On March 28, 2025, the Company’s common stock closing bid price was $0.9601 and has remained below $1.00 since this date. In the event the that the closing bid price does not increase to $1.00 or greater by May 9, 2025, the Company will not be in compliance with Nasdaq’s Listing Rule 5550(a)(2) and may be required to participate in a hearing with Nasdaq’s Hearings Department to present a plan to regain compliance, which could include completing another reverse stock split as noted in Note 2 below.

Impact of Tariffs on Imported Goods from China and Vietnam

On April 2, 2025, the U.S. imposed tariffs on goods imported from certain countries including China and Vietnam, where Volcon’s vehicles are manufactured, including a 10% base tariff for all imports. On April 9, 2025, the tariffs for China were increased while the tariffs for Vietnam were deferred for 90 days. Further adjustments to these tariffs could occur. These tariffs will significantly increase the cost of the Company’s vehicles and parts. The Company is currently evaluating options to import parts and assemble vehicles in the U.S. or continue to import vehicles and pay the higher tariffs and increase the selling price of vehicles.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Unaudited Financial Information

The accompanying interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2024, which was filed with the Securities and Exchange Commission (“SEC”) on March 31, 2025. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with U.S. GAAP have been omitted from this report on Form 10-Q pursuant to the rules and regulations of the SEC.

Results for the interim periods in this report are not necessarily indicative of future financial results and have not been audited by our independent registered public accounting firm. In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments necessary to present fairly our interim consolidated financial statements as of March 31, 2025, and for the three months ended March 31, 2025 and 2024. These adjustments are of a normal recurring nature and are consistent with the adjustments recorded to prepare the annual audited consolidated financial statements as of December 31, 2024.

Basis of Presentation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All intercompany accounts, transactions and balances have been eliminated in consolidation.

Per the terms of the 1 for 8 reverse stock split on November 8, 2024, the Company agreed that no fractional shares would be issued in connection with the reverse stock split and that it would issue one full share of the post-reverse stock split common stock to any stockholder who would have been entitled to receive a fractional share as a result of the process. On November 19, 2024, the Company received notice from DTCC on behalf of the brokerage firms that hold the shares of Company common stock held in “street name” that in connection with the foregoing rounding of shares the Company would need to issue 188,950 shares of common stock. The Company did not believe the number of shares being requested was correct based on the historical number of stockholders of its common stock and is aware of similar occurrences in recent months for other companies completing a reverse stock split. As such, the Company made inquiries into the calculations set forth in the request. The Company concluded that the information requested was not going to be provided and therefore on May 5, 2025, these shares were issued. These shares are not included in the shares outstanding as of March 31, 2025 or in the amounts included in the basic and diluted net loss per share amounts. See Note 11 for further discussion of the impact to basic and diluted net loss per share.

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

In June 2024, the Company was notified by the manufacturer of a suspension component for the Stag that due to the Company’s initial production forecast provided by the third party manufacturer of the Stag, the vendor had acquired raw materials to fulfill several months’ worth of this component needed for the forecast. Although the Company had provided updated forecasts to the third party manufacturer of the Stag, the revised forecasts were not provided timely to this vendor. The Company entered into an agreement to pay for the excess raw materials by making weekly payments of $13,791 through February 2026 and to purchase remaining finished goods. The Company recorded an expense of $1,091,308 in cost of goods sold for the year ended December 31, 2024. The remaining liability as of March 31, 2025 is $612,869, which is classified as short-term on the balance sheet.

On December 6, 2024, the Company entered into a Settlement Agreement and Mutual Release (“Agreement”) with the manufacturer of the Stag and Grunt EVO, pursuant to which the Company and the manufacturer agreed to terminate the Supplier Agreement dated March 11, 2022 for the development and engineering of the Volcon Stag vehicle prototypes; the Supplier Agreement dated May 29, 2022 for the manufacturing of the Volcon Grunt EVO motorcycle; and the Supplier Agreement dated August 11, 2022 for the manufacturing of the Volcon Stag vehicle (collectively, the “Supplier Agreements”). Pursuant to the Agreement, among other items, the Company and the manufacturer agreed to indemnify each other with respect to certain outstanding vendor payables and the Company agreed to pay the manufacturer a termination fee of $125,000 per month for a period of twenty-two months. The short-term and long-term liability as of March 31, 2025 is $1,354,320 and $728,839, respectively.

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

NOTE 3 – SEGMENT REPORTING

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, requiring public companies to disclose information about their reportable segments’ significant expenses and other segment items on an interim and annual basis. Public companies with a single report segment are required to apply the disclosure requirements in ASU 2023-07, as well as all existing segment disclosures and reconciliation requirements of ASU 2023-07 during the year ended December 31, 2024. The Company operates as one operating segment and the Company’s CEO is the chief operating decision maker (“CODM”). The CODM uses the consolidated statement of operations to assess financial performance, which is based on costs by department, and allocate resources. See the condensed consolidated statement of operations above.

NOTE 4 – NOTES PAYABLE

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

The following table provides the maturities of notes payable as of March 31, 2025:

Remainder of 2025	$8,175
2026	10,898
2027	10,898
2028	10,898
2029	1,816
Total future payments	42,685
Less: Interest	(8,690)
Total notes payable	33,995
Less current portion	(7,389)
Long-term notes payable	$26,606

NOTE 5 - CONVERTIBLE NOTES

On May 24, 2023, the Company issued Senior Convertible Notes (the “New Notes”) with an aggregate principal amount of $4,934,783 (debt issuance costs of $586,698) due February 24, 2024 to the same investors who were issued convertible notes in August 2022 (the “Convertible Notes”). The New Notes had an initial conversion price of $457,200.00 per share of common stock, which was adjusted to $135,000.00 upon stockholder approval received on August 3, 2023. The conversion price was also subject to further adjustment if the Company completed an equity or convertible note offering with a price below $135,000.00, or completed a stock split, reverse stock split or recapitalization where the lowest day’s volume weighted average price (“VWAP”) of the Company’s stock price is below $135,000.00 in the five days following the stock split, with a floor price of $0.22 (subject to stockholder approval, which was obtained on August 3, 2023). The conversion price was also subject to further adjustment if the Company completed an equity or convertible note offering with a price below $135,000.00. The New Notes were issued with an original issue discount of 8.8% and did not bear interest unless an event of default had occurred, upon which interest accrued at 10% per annum.

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

The Company recognized interest expense of $314,838 in the three months ended March 31, 2024 for the accretion of the discount and amortization offering costs on the May 2023 Notes.

The Company also exchanged the 51 Note Warrants with an exercise price of $513,000.00 per share issued with the Convertible Notes in August 2022 for 95 warrants which had an initial exercise price of $196,200.00 per share (the “Exchange Warrants”) and was adjusted to $135,000.00 per share upon stockholder approval received on August 3, 2023. The Exchange Warrants expire on August 24, 2027.

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

During the three months ended March 31, 2024, $7,414,025 of principal of the May 2023 Notes were converted into 4,971 shares of common stock. The Company recognized a loss of $333,544 on the conversion including the write off of $55,490 of unamortized debt issuance costs. On March 4, 2024, the remaining principal of the May 2023 Notes of $24,716,118 was exchanged for 24,698 shares of Series A convertible Preferred Stock with a stated value of $1,000 and an initial conversion price of $1,064.00. The Company recognized a loss on the exchange of the Convertible Notes for Preferred Stock of $1,314,065.

As a result of the exchange for Preferred Stock in March 2024, the May 2023 Notes are no longer outstanding. The May 2023 Warrants exercise price was reduced to $1,064.00 as a result of this exchange. See further discussion in Note 9.

NOTE 6 - MAY 2024 SENIOR NOTES

On May 22, 2024, the Company issued Senior Notes with an aggregate principal amount of $2,942,170 due May 22, 2025 (the “May 2024 Notes”) for proceeds before expenses of $2,501,001 (issuance costs were $245,150). The notes were issued with an original issue discount of 15% and do not bear interest unless an event of default occurs, upon which interest will accrue at 10% per annum. Pursuant to the terms of the May 2024 Notes. As discussed further in Note 9, the May 2024 Notes were fully repaid on July 12, 2024 and a loss of $1,470,554 was recognized in the year ended December 31, 2024 for the early extinguishment of these notes. The holders of the May 2024 Notes also received fully vested warrants (the “May 2024 Note Warrants”) to purchase 12,686 shares of the Company’s common stock at an exercise price of $232.00 per share. The May 2024 Note Warrants were exercisable beginning November 23, 2024 and expire November 23, 2029. The number of warrants and the exercise price are subject to adjustment if the Company declares a stock dividend, stock split or recapitalization.

NOTE 7 - WARRANT LIABILITIES

Series A and Series B Warrants

As discussed in Note 9 below, the Company issued Series A and Series B Warrants (the “November 2023 Warrants”) in connection with the sale of common units and pre-funded warrant units. Under the terms of the November 2023 Warrants, the number and exercise price are subject to adjustment if the Company completes certain transactions specified in these warrant agreements. In addition, the Series A Warrants have a cashless exercise provision, if approved by stockholders, which would allow holders to cashless exercise one warrant for three shares of the Company’s common stock. Such adjustments were subject to stockholder approval (which was received on January 12, 2024). The Company initially determined that these warrants should be classified as liabilities and used a Monte Carlo simulation to estimate the fair value until stockholder approval of the cashless exercise provision was completed.

Subsequent to the approval by stockholders of the cashless exercise provision of the Series A Warrant, the fair value of each Series A Warrant is the value of three shares of the Company’s common stock. In the three months ended March 31, 2024, the Company recognized a loss of $12,733,180 for the change in fair value of the Series A Warrants and the Company reclassified the fair value of Series A Warrants exercised on a cashless basis to stockholders equity in the amount of $17,352,653. Based on the closing price of the Company’s common stock on March 31, 2025 of $0.892, the fair value of each Series A Warrant is $1.1465 and based on the total number of warrants outstanding of 31,101, the warrant liability for Series A Warrants is $83,226 at March 31, 2025.

In the three months ended March 31, 2024, the Company recognized a loss of $7,271,162 on the change in fair value of the Series B Warrants and a gain of $165,355 from the exercise of the Series B Warrants. As discussed in Note 9 below, on May 17, 2024, certain terms of the Series B Warrants were amended, including a cashless exercise provision, which resulted in the Series B warrants no longer being liabilities. The fair value of each Series B Warrant is the value of the closing stock price of the Company times 0.81, the cashless exercise exchange ratio. Based on the closing price of the Company’s common stock on May 17, 2024 of $231.20, the fair value of each Series B Warrant is $187.27. The fair value of the Series B Warrants of $ 3,405,662 as of May 17, 2024 was reclassified to equity. As of March 31, 2025, 141 Series B Warrants remain outstanding.

The following represents the activity associated with the Series A Warrants for the three months ended March 31, 2025:

Fair value on January 1, 2025	$111,658
Gain on changes in fair value	(28,432)
Balance at March 31, 2025	$83,226

NOTE 8 – RELATED PARTY TRANSACTIONS

In March 2025, the Company entered into a consulting agreement with ThankYou Studios, an entity owned by Orn Olason, a member of the Company's board of directors. ThankYou Studios will complete a marketing and brand assessment for the Company and the total fees will be $45,000.

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

On January 30, 2024, Greg Endo, the Company’s Chief Financial Officer, signed a new employment agreement with the Company. Mr. Endo’s salary will be increased to $300,000 and he will have an annual bonus of up to 50% of his salary as determined by the compensation committee of the board of directors. The board of directors approved the full amount of Mr. Endo’s 2024 bonus. Mr. Endo had agreed to a reduction in the salary to $238,500 through the end of 2024. On August 23, 2024 the compensation committee of the board of directors resolved that effective August 16, 2024 Mr. Endo’s annual salary would be restored to $300,000. Mr. Endo will also receive 5% of the gross proceeds or other consideration if the Company completes a sale of substantially all of its assets or otherwise enters into a change of control transaction. Mr. Endo is also entitled to an equity award equal to 4% of the Company’s fully diluted equity, subject to stockholder approval of an increase in the shares available under the 2021 Plan or a new equity plan.

The Company accrued the above mentioned bonuses payable to Mr. Kim and Mr. Endo in accrued liabilities as of December 31, 2024 and these were paid in April 2025.

On February 23, 2024, Katherine Hale resigned her position as Chief Marketing Officer. Ms. Hale was provided a severance amount of $112,500 which was paid out in three monthly installments beginning in March 2024.

In December 2022, the Company entered into an employment agreement with Christian Okonsky, one of the Company’s founders, former Chairman of the Board, whereby Mr. Okonsky became an employee on January 2, 2023 as Chief Technology Officer with an annual salary of $170,000 and healthcare and other benefits that are also provided to all Company employees. Mr. Okonsky informed the Company on January 27, 2024 that he would resign his employment and forfeit his salary and benefits effective February 1, 2024.

In March 2024, the Company entered into a consulting agreement with Mr. Okonsky pursuant to which he was entitled to a monthly fee of $5,000 and payment of 1% of the gross proceeds from any merger, sale or change of control transaction (“Change of Control Payment”) (as determined by the board of directors) entered into by the Company for a period of up to 6 months following the termination of the consulting agreement. The consulting agreement had a 24 month term and was cancellable by either party with 30 days notice. This consulting agreement terminates any remaining provisions of a prior consulting agreement entered into in March 2021 with Pink Possum, an entity controlled by Mr. Okonsky, with the exception of the 27 ten year warrants with an exercise price of $176,400.00 which remain outstanding. On September 9, 2024, Mr. Okonsky resigned from the board of directors of the Company. The consulting agreement was amended and the monthly fee was amended to $8,333 per month for twelve months and the Change of Control Payment was eliminated. In March 2025, the Company and Mr. Okonsky entered into an agreement to terminate the consulting agreement and the Company paid Mr. Okonsky $38,000.

On August 28, 2020, the Company entered into a consulting agreement with Highbridge Consultants, LLC (“Highbridge”), an entity controlled by Mr. Adrian James, a co-founder of the Company, pursuant to which Mr. James provided the Company with services in exchange for warrants. The Highbridge warrants were fully exercised on a cashless basis in 2021.

In addition, pursuant to the Highbridge consulting agreement, upon the occurrence of a Fundamental Transaction (as defined below) for an aggregate gross sales price of $100.0 million or more, the entity will receive a cash payment equal to 1% of such gross sales price. For the purposes of the consulting agreement, “Fundamental Transaction” means any of the following: (i) a consolidation or merger involving the Company if the holders of the voting securities of the Company that are outstanding immediately prior to the consummation of such consolidation or merger do not, immediately after the consummation of such consolidation or merger, hold voting securities that collectively possess at least a majority of the voting power of all the outstanding securities of the surviving entity of such consolidation or merger or such surviving entity’s parent entity; (ii) a transfer or issuance (in a single transaction or series of related transactions) by one or more of the Company and its stockholders to one person or to any group of persons acting in concert, of shares of the Company’s capital stock then collectively possessing 50% or more of the voting power of all then outstanding shares of the Company’s capital stock (computed on an as-converted to common stock basis); or (iii) any sale, license, lease, assignment or other disposition of all or substantially all of the assets of the Company. Furthermore, commencing upon the completion of the Company’s initial public offering of the shares of our common stock, if the Company’s market capitalization exceeds $300.0 million for a period of 21 consecutive trading days, the entity will receive an additional cash payment equal to $15.0 million; provided that the Company will have the right, in its sole discretion, to make the foregoing $15.0 million payment by the issuance of shares of the Company’s common stock. The foregoing amounts will be payable to the entity if the above milestones occur any time prior to the ten-year anniversary of the original consulting agreement, or August 28, 2030.

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

Common Stock

On July 12, 2024, Company sold 102,605 shares of the Company’s common stock at a purchase price of $29.20 per share and pre-funded warrants to purchase 308,355 shares of common stock at $29.19992 per pre-funded warrant. The Company received net proceeds of $10,789,261 and used $2,942,170 of the net proceeds to repay the May 2024 Notes. Through December 31, 2024, 226,250 pre-funded warrants were exercised and the remaining 82,105 were exercised by February 2025.

On October 15, 2024 the Company and a holder of the Company’s common stock reached an agreement for the return by the holder of 96,822 shares of common stock to the Company. The holder had exceeded the percentage of shares that they were permitted to hold of the Company’s common stock. In exchange for the return of the shares the Company issued a prefunded warrant for 96,822 shares. These prefunded warrants were exercised as of February 2025.

As discussed above, on October 18, 2024, the Company established the ATM under which it can sell its common stock. During the three months ended March 31, 2025, the Company has received net proceeds of $8,846,761 for the sale of 1,764,113 shares of common stock through the ATM. The Company can not sell additional shares through our ATM for six months due to the equity offering completed on February 6, 2025 as discussed below.

On February 6, 2025, the Company received net proceeds of $10,703,882 from the sale of 430,000 common stock units, which consisted of 430,000 shares of common stock and 430,000 fully exercisable five year warrants to purchase the Company’s common stock at $2.00 per share, and 5,570,000 pre funded warrant units, which consisted of 5,570,000 pre-funded fully exercisable warrants with an exercise price of $0.00001 and 5,570,000 fully exercisable five year warrants to purchase the Company’s common stock at $2.00 per share. Through March 31, 2025, 1,230,001 pre-funded warrants were exercised and 400,003 pre-funded warrants have been exercised subsequent to March 31, 2025. All of the common stock warrants remain outstanding.

Common Stock Buy Back Program

On March 21, 2025, the Company’s board of directors approved a stock buy back program whereby the Company could repurchase up to $2 million of common stock subject to a limitation that at least 500,000 shares of common stock must be outstanding to meet Nasdaq compliance rules. Through March 31, 2025, the Company has repurchased 383,081 shares of common stock at an average purchase price of $1.05 per share with cash of $401,806, including commissions paid of $12,616. These shares and cash paid are presented as treasury stock in the condensed consolidated balance sheet as of March 31, 2025. Subsequent to March 31, 2025 through May 8, 2025, the Company has repurchased 83,900 shares of common stock at an average purchase price of $0.80 per share with cash of $67,143, including commissions paid of $2,106.

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

November 2023 Common Units and Pre-Funded Warrant Units

On November 17, 2023, the Company sold (i) 93 common units (“Common Units”), each consisting of one share of the Company’s common stock, a Series A warrant to purchase one share of common stock at an initial exercise price of $19,800.00 per share or pursuant to an alternative cashless exercise option (described below), which warrant will expire on the five-year anniversary of the original issuance date (the “Series A Warrants”) and a Series B warrant to purchase one share of common stock at an initial exercise price of $30,240.00 per share, which warrant will expire on the five-year anniversary of the original issuance date (the “Series B Warrants” and together with the Series A Warrants, the “Warrants”); and (ii) 1,099 pre-funded units (the “Pre-funded Units” and together with the Common Units, the “Units”), each consisting of one pre-funded warrant to purchase one share of common stock (the “Pre-funded Warrants”), a Series A Warrant and a Series B Warrant. The purchase price of each Common Unit was $15,120.00, and the purchase price of each Pre-Funded Unit was $15,119.64. The Pre-Funded Warrants were immediately exercisable and may be exercised at any time until all of the Pre-Funded Warrants are exercised in full. All of the Pre-Funded Warrants were exercised by January 9, 2024.

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

Series A Warrants

Each Series A Warrant had an initial exercise price per share equal to $19,800.00, was immediately exercisable upon issuance, and expires on the five-year anniversary of the original issuance date, or November 17, 2028.

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

The number of Series A Warrants were adjusted for the reverse stock splits completed during 2024 and as a result of the February 6, 2025 common stock unit and prefunded warrant unit offering in accordance with the Share Event provision noted above. As of March 31, 2025, 31,101 Series A Warrants remain outstanding.

Series B Warrants

Each Series B Warrant offered had an initial exercise price per share equal to $30,240.00, was immediately exercisable upon issuance, and will expire on the five-year anniversary of the original issuance date, or November 17, 2028.

The number of Series B Warrants and exercise prices were adjusted for the reverse stock split completed on February 2, 2024 and when the Company exchanged the May 2023 Notes for Series A Convertible Preferred Stock in accordance with the Share Event provisions of the Series B Warrants.

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

As of March 31, 2025, 141 Series B Warrants remain outstanding and all of the pre-funded warrants were fully exercised in 2024.

Other Warrants

As discussed in Note 5, the Company issued the Note Warrants, which were fully vested, to purchase 51 shares of the Company’s common stock at an initial exercise price of $513,000.00. The Note Warrants expire August 24, 2027. Also, the Company issued to the placement agent of the Convertible Notes, fully vested warrants to purchase 4 shares of the Company’s common stock at an exercise price of $641,250.00. The warrants were not exercisable until February 24, 2023 and expire on February 24, 2028. The Company valued all of these warrants using the closing price of the Company’s common stock on August 24, 2022 of $439,200.00, volatility of 79.81% based on peer companies, risk free interest rate of 3.03%, no dividends and an estimated life of 2.5 years.

In May 2023, all of the Note Warrants to purchase 51 shares of the Company’s common stock were exchanged for Exchange Warrants to purchase 95 shares of the Company’s common stock with an initial exercise price of $196,200.00 per share (which was adjusted to $135,000.00 per share upon stockholder approval which was received on August 3, 2023). The Exchange Warrants expire August 24, 2027. In 2023 and 2024 certain holders of the Exchange Warrants exercised warrants to purchase 32 shares of the Company’s common stock. On November 8, 2024, holders of the remaining warrants to purchase 63 shares of the Company’s common stock notified the Company that they were forfeiting these warrants.

Also in May 2023, in connection with the issuance of the New Notes, the Company also issued New Warrants (together with the Exchange Warrants the “May 2023 Warrants”) to purchase 31 shares of common stock at an initial exercise price of $196,200.00 (which was adjusted to $135,000.00 per share upon stockholder approval which was received on August 3, 2023). Subsequent to the adjustment of the exercise price for the reverse splits and issuance of Preferred Stock discussed above, on November 8, 2024 the holder of these warrants notified the Company that it was forfeiting these warrants.

As noted below, 11 of the Exchange Warrants were exercised at a price of $63,000.00 per share and 11 Reload Warrants were issued with an exercise price of $90,000.00 per share. In October 2023, the Reload warrant exercise price was reduced to $49,284.00. The Reload warrants expire August 24, 2027. Subsequent to the adjustment of the exercise price for the reverse splits and issuance of Preferred Stock discussed above, on November 8, 2024 the holder of these warrants notified the Company that it was forfeiting these warrants.

Warrant Inducements

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

As discussed in Note 6, the Company issued the May 2024 Note Warrants on May 22, 2024, which are fully vested, to purchase 12,686 shares of the Company’s common stock at an exercise price of $232.00. The Note Warrants were initially exercisable on November 23, 2024 and expire on November 23, 2029. The Company valued these warrants using the closing price of the Company’s common stock on May 22, 2024 of $176.00, volatility of 155.00% the Company’s historical volatility, risk free interest rate of 4.47%, no dividends and a life of 5.5 years.

The following is the activity related to common stock warrants during the three months ended March 31, 2025:

	Common Stock Warrants
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Life in years	Intrinsic Value

Outstanding at January 1, 2025	200,332	$91.58
Granted	11,592,576	$1.04
Exercised	(1,408,928)	$0.00002
Outstanding at March 31, 2025	10,383,980	$2.88	4.85	$3,871,236
Exercisable at March 31, 2025	10,383,980	$2.88	4.85	$3,871,236

NOTE 10 – STOCK-BASED COMPENSATION

In January 2021, the Company’s board of directors adopted the Volcon, Inc. 2021 Stock Plan, (the “2021 Plan”). The 2021 Plan is a stock-based compensation plan that provides for discretionary grants of stock options, stock awards, and restricted stock unit awards to employees, members of the board of directors and consultants (including restricted stock units issued prior to the adoption of the plan as further discussed below). The Company has reserved 39 shares of the Company’s common stock for issuance under the 2021 Plan. To the extent that an award, if forfeitable, expires, terminates or lapses, or an award is otherwise settled in cash without the delivery of shares of common stock to the participant, then any unpaid shares subject to the award will be available for future grant or issuance under the 2021 Plan. There are no shares available for issuance under the 2021 Plan as of March 31, 2025. Awards vest according to each agreement and as long as the employee remains employed with the Company or the consultant continues to provide services in accordance with the terms of the agreement.

In August 2024, as part of the compensation package for the Company’s Chief Sales Officer, the Company granted 6,250 stock options outside of the 2021 Plan with an exercise price of $13.04. In April 2025, the Company cancelled these stock options.

Stock Options

The following summarizes activity relating to common stock options to employees and consultants for services during the three months ended March 31, 2025:

	Common Stock Options
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Life in years	Intrinsic Value
Outstanding at January 1, 2025	6,284	$1,775.40		$–
Granted	–
Forfeited	–
Canceled	–
Outstanding at March 31, 2025	6,284	$1,775.40	9.37	$–
Exercisable at March 31, 2025	34	$325,739.12	7.40	$–

Total stock-based compensation recorded for the three months ended March 31, 2025 and 2024 for all stock-based compensation awards, has been recorded as follows:

	Three Months Ended March 31, 2025	Three Months Ended March 31, 2024
Cost of Goods Sold	$–	$(10,642)
Sales and Marketing	10,052	(55,071)
Product Development	–	42,604
General and Administrative	–	21,187
Total	$10,052	$(1,922)

The Company does not expect to recognize any future expense related to these options. As stated above, the inducement stock options were cancelled in April 2025.

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

	Three Months Ended	Three Months Ended
	March 31, 2025	March 31, 2024

Numerator:

Net loss	$(2,460,430)	$(26,048,044)

Denominator:	2,705,880	9,961

Denominator for basic and diluted net loss per common share - weighted average of common shares	$(0.91)	$(2,615.00)

Basic and diluted net loss per common share	$(0.91)	$(2,615.00)

As discussed in Note 2 above, the Company received notice from DTCC on behalf of the brokerage firms that hold the shares of Company common stock held in “street name” that in connection with the foregoing rounding of shares the Company would need to issue 188,950 shares of common stock which are not included in the amounts above. These shares were issued on May 5, 2025. If these shares had been issued as of November 19, 2024 when notice from DTCC was received, the amounts for basic and diluted net loss per common share for three months ended March 31, 2025 would be as follows:

Denominator:

Denominator for basic and diluted net loss per common share - weighted average of common shares	2,894,830

Basic and diluted net loss per common share	$(0.85)

Common shares consisting of shares potentially dilutive as of March 31, 2025 and 2024 are as follows:

	March 31, 2025	March 31, 2024
Warrants	10,383,980	18,397
Stock options	6,284	19
Preferred Stock	–	21,063
Total	10,390,264	39,479

NOTE 12 – INCOME TAXES

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

NOTE 13 - SUBSEQUENT EVENTS

None other than those disclosed above in other notes to the condensed consolidated financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is intended as a review of significant factors affecting the Company’s financial condition and results of operations for the periods indicated. This discussion and analysis should be read in conjunction with the financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and the Company’s Annual Report on Form 10-K, which contains audited financial statements of the Company as of and for the year ended December 31, 2024, previously filed with the Securities and Exchange Commission. Results for the three months ended March 31, 2025 are not necessarily indicative of results for the year ending December 31, 2025 or any future period.

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

Forward-looking statements include, but are not limited to, statements about:

•	our ability to maintain the listing of our common stock on the Nasdaq Stock Market;
•	our ability to generate revenues from sales, generate cash from operations, or obtain additional funding to market our vehicles and develop new products;
•	our ability to successfully implement and effectively manage our outsourced manufacturing, design and development model and achieve any anticipated benefits;
•	the ability of third party manufacturers to produce our vehicles in accordance with our design and quality specifications, with sufficient scale to satisfy customers and within a reasonable cost;
•	anticipated timing for the manufacture, design, production, shipping and launch of our vehicles;
•	the inability of our suppliers to deliver the necessary components for our vehicles at prices and volumes acceptable to our third party manufacturers;
•	our ability to establish a network of dealers and international distributors to sell and service our vehicles on the timeline we expect;
•	whether our vehicles will perform as expected;
•	our facing product warranty claims or product recalls;
•	our facing adverse determinations in significant product liability claims;
•	customer adoption of electric vehicles;
•	the development of alternative technology that adversely affects our business;
•	increased government regulation of our industry;
•	tariffs, including future changes and modifications to any tariffs, and currency exchange rates; and
•	the conflict with Russia and Ukraine and the potential adverse effect it may have on the availability of materials used in the manufacturing of batteries for our vehicles.

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

Two-Wheeled Products

We began selling the Grunt in September 2021 and the Grunt EVO replaced the Grunt in September 2023. Due to the manufacturing cost of the Grunt EVO, we terminated the manufacturing contract for it in December 2024. As of March 31, 2025, we have sold all of the remaining Grunt EVO units.

Beginning in the second quarter of 2024, we began evaluating other potential electric motorcycle offerings. We are determining what features and specifications would be included for new offerings including considering a street legal version that would be dual purpose as an on-road/off-road motorcycle (not highway legal). We have identified one new model which we are working on developing with a third party manufacturer. We received prototypes in February 2025 and we are testing them to evaluate the feasibility to produce and sell them. Provided testing is successful and whether the product cost, including tariffs, allow for us to sell this product, we expect to start selling this product in the second half of 2025.

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

Since both the MN1 and HF1 vehicles are manufactured outside of the U.S. we are subject to potential tariffs that could significantly impact our cost to sell these vehicles in the U.S. We are currently evaluating options to sell these vehicles in countries outside the U.S. through distributors.

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

Supply Agreement

On February 24, 2025, we entered into a supply agreement with Venom-EV LLC (“Venom”) to supply Venom with certain golf carts. This agreement was amended and restated on April 25, 2025 (the “Supply Agreement”). The Supply Agreement allows Venom to purchase up to $2 million of golf carts with payment terms of the earlier of 100 days from the date the golf carts are shipped from the manufacturer’s facility or upon sale to Venom’s dealers or to consumers. These golf carts will be purchased through a manufacturer specified in the Supply Agreement and we will receive consideration of the cost of the golf carts plus a five percent margin. We received an initial order from Venom for $2.0 million golf carts and paid a deposit to the manufacturer of $0.6 million on May 2, 2025. The remaining $1.4 million will be paid as golf carts are completed and ready for shipment which is expected to be in the second quarter of 2025.

Customers

Dealers

We sell our products through powersports dealers, bicycle retailers, and golf cart dealers. As of May 5, 2025, we have 129 active powersports dealers, 20 active bicycle dealers and 14 golf cart dealers. For dealers who qualify for credit, we offer dealers payment terms of 30 to 90 days to make larger purchases of our vehicles provided their order is within their established credit limit. For dealers that do not qualify for credit, they must pay for their order prior to shipment. Powersports dealers can order any of our available products, bicycle retailers can order the Brat, and golf cart dealers can order either version of the MN1. We have entered into an accounts receivable factoring arrangement to allow us the ability to generate cash for working capital. We have agreements with third party financing companies to provide financing to qualified customers of dealers or customers purchasing from our website. There is no recourse to us or the dealer if the customer defaults on the financing agreement with the third party.

Consumers

Consumers can purchase the Brat from our website and have it delivered to a location of their choosing in the continental U.S.

International Distributors

We also sell our two-wheel products internationally through importers. Each importer buys vehicles by the container and sells vehicles and accessories to local dealers or directly to consumers. Payment for orders is required in advance of shipment, except in a few limited instances. Local dealers or the importer will provide warranty and repair services for vehicles purchased in their country. As of May 5, 2025, we have signed agreements with six importers in Latin America, one importer for the Caribbean Region, collectively referred to herein as the LATAM importers, and one importer each in New Zealand, Australia and Japan to sell our two-wheel vehicles and accessories in their assigned countries/markets. In 2025, we expect to expand our global sales of our vehicles and accessories beyond our current distributor base and offer our four-wheel products to these customers.

Manufacturers

We outsource the manufacturing of all of our vehicles and accessories to third party manufacturers and suppliers. The estimated fulfillment of all two-wheeled and UTV orders we have received, or will receive, assumes that our third party manufacturers can successfully meet our order quantities and deadlines. We have experienced delays due to our third party manufacturers being unable to timely meet our order deadlines, and there is no assurance that we will not experience delays in the future until such time as we are able to source products from multiple manufacturers or from larger, more established manufacturers. If they are unable to satisfy orders on a timely basis, our customers may cancel their orders. Also, due to the limited number of third party manufacturers who manufacture our products, if any one of them experiences financial hardship and cannot manufacture our products, our customers may cancel their orders which will harm our sales. All of our products are manufactured internationally. Due to the change in tariffs announced in April 2025, the cost of our products will increase and could increase further if additional changes in import laws or tariffs occur. We could also experience delays in receiving shipments of our products if there are delays in getting carriers to ship our products or delays at the port of entry.

Results of Operations

The following financial information is for the three months ended March 31, 2025 and 2024.

	Three Months Ended
	March 31, 2025	March 31, 2024

Revenue	$736,049	$1,033,548
Cost of goods sold	(781,383)	(1,621,580)
Gross margin	(45,334)	(588,032)

Operating expenses:
Sales and marketing	510,957	760,564
Product development	388,523	814,945
General and administrative expenses	1,561,657	2,080,794
Total operating expenses	2,461,137	3,656,303

Loss from operations	(2,506,471)	(4,244,335)

Interest and other expense	46,041	(21,803,709)

Net loss	$(2,460,430)	$(26,048,044)

Revenue

Revenue for the three months ended March 31, 2025 was $736,049 which represents sales of Grunt EVOs of $304,905, Brats of $99,458, HF1s of $142,121, MN1-Adventurers of $91,717, MN1-Tradesman of $33,799, and accessories and parts of $24,345.

Revenue for the three months ended March 31, 2024 was $1,033,548 which represents sales of Grunt EVOs of $329,617, Stag of $39,999, Brats of $532,806, Volcon Youth of $93,757, and accessories and parts of $34,103.

Cost of Goods Sold

Cost of goods sold for the three months ended March 31, 2025 was $781,383, including payroll costs of $86,254 for employees performing product fulfillment, logistics management, and service and warranty and facilities costs of $123,863. Product costs were $224,281 for Grunt EVOs, $119,789 for Brats, $126,101 for HF1s and $131,437 for MN1s.

Cost of goods sold for the three months ended March 31, 2024 was $1,621,580, including payroll costs of $94,320, which was partially offset by a stock-based compensation benefit of $10,641, for employees performing product fulfillment, logistics management, and service and warranty. Product costs were $343,981 for Grunt EVOs, $228,893 for the Stag which included costs for the one Stag sold in the amount of $43,412 and $10,429 for customized inventory related to the sale of the Stag, $582,550 for Brats and $42,311 for Volcon Youth. Also Included in the Stag product costs is $95,548 of expense related to accruing a loss on sales of units to a customer who initially ordered models that we will not be producing. The Company offered to substitute additional units of the Stag LTD at no additional charge to replace those units. Also relating to Stag costs is $52,503 in inbound freight and tariffs for Stag raw materials. Facilities costs for the three months ended March 31, 2024 were $105,950 for our warehouse facility and third party warehousing costs.

For the remainder of 2025 we expect revenue to increase due to the expected increase in sales of our products. We expect product costs to increase due to increased sales as well as increased tariffs since our products are manufactured outside the U.S. but it is difficult to predict in the current political environment. Product cost savings may be realized if the third party manufacturer for our vehicles can source or manufacture parts at a lower cost.

Sales and Marketing Expense

Sales and marketing expenses relate to costs to increase exposure and awareness for our products and developing our network of U.S. dealers and international distributors.

Sales and marketing expenses were $510,957 for the three months ended March 31, 2025 and were primarily related to expenses associated with promoting our products and brand of $101,517 employee payroll costs of $198,319, and professional fees of $72,551 for fees paid to a third party distributor, third- party sales consultants and legal fees.

Sales and marketing expenses were $760,564 for the three months ended March 31, 2024 and were primarily related to expenses associated with promoting our products and brand of $215,429, employee payroll costs of $453,191, including $112,500 for severance costs for our former chief marketing officer (“CMO”), which was partially offset by stock-based compensation benefit of $55,071 for cancellation of unvested share based awards to the CMO and other marketing employees whose positions were eliminated in the period and the CMO’s unvested share based awards.

For the remainder of 2025 we expect sales expenses to increase as we begin expanding our international distributors and selling commissions for increased sales of our products. We expect marketing expenses to increase to promote the MN1 and HF1 products and to launch the two-wheel motorcycle that will replace the Grunt EVO.

Product Development Expense

Product development expenses relate to the development and testing of our products and process to manufacture these products.

Product development expenses were $388,523 for the three months ended March 31, 2025 and were primarily related to expenses associated with employee payroll costs of $249,354, and facilities costs of $56,782.

Product development expenses were $814,945 for the three months ended March 31, 2024 and were primarily related to expenses associated with employee payroll costs of $436,902, stock-based compensation of $42,604 for share-based awards granted to employees, facilities costs of $63,856, travel costs primarily related to beginning production of Stag of $53,326 and prototype costs of $91,925.

For the remainder of 2025 we expect product development costs related to employee costs to remain consistent with the quarter ended March 31, 2025 and we expect an increase in prototype expenses as we develop the dual sport motorcycle.

General and Administrative Expense

General and administrative expenses relate to costs for our finance, accounting and administrative functions to support the development, manufacturing and sales of our products.

General and administrative expenses were $1,561,657 for the three months ended March 31, 2025, and were primarily related to expenses associated with employee payroll costs of $550,402, professional fees of $260,187 (including auditor fees of $77,250, legal fees of $58,697 and consulting fees of $124,240), software costs of $123,629, insurance costs of $450,388, and board compensation expense of $50,000.

General and administrative expenses were $2,080,794 for the three months ended March 31, 2024, and were primarily related to expenses associated with employee payroll costs of $579,363, stock-based compensation of $21,187 for share-based awards granted to employees, professional fees of $412,715 (including legal fees of $195,377, tax and accounting fees of $23,200 and audit fees of $146,925), software costs of $141,551, insurance costs of $662,927, and public company expense costs of $102,721.

For the remainder of 2025 we expect general and administrative expenses to remain consistent. Costs such as product liability insurance may increase due to the introduction of new products and increased sales.

Interest and Other Expenses

Interest and other income/expenses for the three months ended March 31, 2025 was insignificant.

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

Net Loss

Net loss for the three months ended March 31, 2025 was $2,460,430. Net loss for the three months ended March 31, 2024, was $26,048,044.

Liquidity and Capital Resources

On March 31, 2025, we had cash, cash equivalents and restricted cash of $17.7 million, including $0.1 million of restricted cash, and we had working capital of $16.4 million. Since inception we have funded our operations from proceeds from debt and equity sales.

Cash used in operating activities

Net cash used in operating activities was $3.6 million for the three months ended March 31, 2025 and includes all of our operating costs, except non-cash costs of depreciation and amortization, loss on change in derivative financial liabilities and stock-based compensation, all of which were insignificant for the period. Significant uses/contributions of cash used in operating activities includes a decrease of $0.4 million in inventory and inventory deposits, an increase of $0.4 million in prepaid assets, a decrease of $0.2 million in accounts payable, and a decrease of $0.7 million in accrued liabilities primarily due to payments on vendor settlements, $0.1 million used to pay our lease liabilities and $0.2 million for fulfillment of sales where customers had previously placed deposits.

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

Cash used in investing activities

Net cash used in investing activities was $0.2 million for the three months ended March 31, 2025, primarily consisting of purchases of equipment and tooling.

Net cash used in investing activities was $0.1 million for the three months ended March 31, 2024, primarily consisting of $0.1 million of purchases of equipment and tooling.

Cash provided by financing activities

Cash provided by financing activities for the three months ended March 31, 2025, was $19.1 million and was primarily related to proceeds of $8.8 million from the sale of our common stock from the At the Market offering, proceeds of $10.7 million from the sale of common stock units and prefunded warrant units, partially offset by share repurchases of $0.4 million.

Cash provided by financing activities for the three months ended March 31, 2024, was $0.1 million and was primarily related to proceeds from the exercise of Series B Warrants.

Our continuation as a going concern is dependent upon our ability to attain profitable operations and if necessary, obtain continued financial support from the issuance of debt or equity. As of March 31, 2025, we had incurred an accumulated deficit of $168.8 million since inception.

Management anticipates that our cash and cash equivalents on hand as of March 31, 2025 will not be sufficient to fund planned operations beyond one year from the date of the issuance of the financial statements as of and for the three months ended March 31, 2025. We do not have any current commitments for future financing, and there can be no assurance that such additional funding would be available to the Company on acceptable terms, or at all. If we are unable to raise additional financing, we will be required to modify or curtail our operations. These factors raise substantial doubt regarding our ability to continue as a going concern.

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

None.

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

Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures were not effective as of March 31, 2025 to provide assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to management as appropriate, to allow timely decisions regarding disclosures as we have previously missed filing certain forms timely and we have not implemented and tested controls and procedures to conclude that we have remediated this deficiency. Notwithstanding this conclusion, we believe that our unaudited consolidated financial statements contained in this Quarterly Report fairly present our financial position, results of operations and cash flows for the periods covered thereby in all material respects. Management is working to identify corrective actions for the weakness and will periodically re-evaluate the need to add personnel and implement improved review procedures.

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting during the three months ended March 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 1A. RISK FACTORS

Except as set forth below, there have been no material changes to the risk factors included in the Form 10-K filed with the SEC on March 31, 2025, which is accessible on the SEC’s website at www.sec.gov.

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

Since March 28, 2025 our common stock closing bid price has been below $1.00. If our common stock closing bid price continues to be below $1.00 for 30 consecutive trading days, we will be out of compliance with Nasdaq’s Listing Rule 5550(a)(2). Until July 17, 2025, we are subject to a Nasdaq Discretionary Panel Monitor and due to this Panel Monitor, in the event that we have another deficiency or deficiencies, we will immediately go back into Nasdaq’s hearings process. In the event that the Nasdaq Hearings Department does not grant us an extension to demonstrate compliance our common stock would be delisted from Nasdaq and trading of our common stock could be conducted only in the over-the-counter market or on an electronic bulletin board established for unlisted securities such as the Pink Sheets or the OTC Bulletin Board. In such an event, it could become more difficult to dispose of, or obtain accurate price quotations for, our common stock, and there would likely also be a reduction in our coverage by securities analysts and the news media, which could cause the price of our common stock to decline further. Also, it may be difficult for us to raise additional capital if we are not listed on a major exchange.

The new Administration has introduced tariff increases that apply to all  our products which are sourced from Asian suppliers.

On April 2, 2025, the U.S. imposed tariffs on goods imported from certain countries including China and Vietnam, where Volcon’s vehicles are manufactured, including a 10% base tariff for all imports. On April 9, 2025, the tariffs for China were increased while the tariffs for Vietnam were deferred for 90 days. Further adjustments to these tariffs could occur. These tariffs will significantly increase the cost of the Company’s vehicles and parts. The Company is currently evaluating options to import parts and assemble vehicles in the U.S. or continue to import vehicles and pay the higher tariffs and increase the selling price of vehicles.

In the event a mutual trade agreement is not reached between the U.S. and these countries in the short-term and we find it necessary to begin purchasing a significant level of our inventory components from China and Vietnam at post-tariff prices, we would be faced with a decision as to whether we should attempt to pass along such tariff increases to our customers through higher prices for our products or absorbing them internally, or some combination of those two alternatives. Either circumstance would likely materially adversely affect our sales and/or our profitability.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Except as previously reported on Form 8-K, we did not sell any equity securities during the period covered by the report that were not registered under the Securities Act.

The following table provides information relating to the purchases of our common stock during the three months ended March 31, 2025 in accordance with Item 703 of Regulation S-K:

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit) ($)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plan or Program
January 1, 2025 – January 31, 2025	–	$–	–	$–
February 1, 2025 – February 28, 2025	–	–	–	–
March 1, 2025 – March 31, 2025	383,081	1.05	383,081	1,598,194
Quarterly period ended March 31, 2025	383,081		383,081	$1,598,194

(1)	On March 17, 2025, the Company’s Board of Directors adopted a new stock repurchase program of up to $2.0 million of shares of its outstanding common stock. This repurchase program expires March 7, 2026.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

During the quarter ended March 31, 2025 no director or officer adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS

INDEX TO EXHIBITS

Exhibit Number	Description

4.1	Form of Warrants issued in February 2025 (incorporated by reference to exhibit 4.1 of Form 8-K filed on February 6, 2025)
4.2	Form of Pre-Funded Warrants issued in February 2025 (incorporated by reference to exhibit 4.2 of Form 8-K filed on February 6, 2025)
10.1	Distribution Agreement, dated January 31, 2025, by and between Volcon, Inc. and Super Sonic Company Limited (incorporated by reference to exhibit 10.1 of Form 8-K filed on February 4, 2025)
10.2	Underwriting Agreement, dated February 5, 2025, with Aegis Capital (incorporated by reference to exhibit 1.1 of Form 8-K filed on February 6, 2025)
10.3	Supplier Agreement, dated February 25, 2025, by and between Volcon, Inc. and Venom-EV (incorporated by reference to exhibit 10.1 of Form 8-K filed on February 27, 2025)
31.1*	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934
31.2*	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934
32.1*(1)	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*(1)	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted in inline XBRL, and included in exhibit 101).

______________

*	Filed herewith.

(1)	The certifications on Exhibit 32 hereto are deemed not “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that Section. Such certifications will not be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VOLCON, INC.

SIGNATURE	TITLE	DATE

/s/ John Kim	Chief Executive Officer and Director	May 9, 2025
John Kim	(principal executive officer)

/s/ Greg Endo	Chief Financial Officer	May 9, 2025
Greg Endo	(principal financial and accounting officer)

