Form 10-Q
period 2025-06-30
Empery Digital Inc.
filed 2025-08-12
CIK 1829794

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to__________

Commission file number: 001-40867

Empery Digital Inc.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	84-4882689
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

3121 Eagles Nest Street, Suite 120, Round Rock, TX	78665
(Address of Principal Executive Offices)	(Zip Code)

(512) 400-4271

(Registrant’s Telephone Number, Including Area Code)

(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	EMPD	The NASDAQ Stock Market LLC

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

The registrant had 47,444,907 shares of common stock outstanding at August 8, 2025.

WHERE YOU CAN FIND MORE INFORMATION

Investors and others should note that we announce material financial information to our investors using our investor relations website, which can be found at https://ir.EmperyDigital.com, as well as press releases, our filings with the Securities and Exchange Commission, SEC, and public conference calls and webcasts. We also use other mediums, including the following social media channels as a means of disclosing information about the company, our products, our planned financial and other announcements and attendance at upcoming investor and industry conferences, and other matters and for complying with our disclosure obligations under Regulation FD:

Website Homepage: https://www.emperydigital.com/

Treasury Dashboard: https://www.emperydigital.com/treasury-dashboard

X (f/k/a Twitter) Account: https://x.com/EMPD_BTC

Instagram Account: https://www.instagram.com/empd_btc

YouTube Account: https://www.youtube.com/@emperydigital

Instagram Account: https://www.instagram.com/Volcon.ev/

These channels may be updated from time to time on our investor relations website. The information we post through these channels may be deemed material. Accordingly, investors should monitor them in addition to following our investor relations website, press releases, SEC filings, and public conference calls and webcasts. This list may be updated from time to time. The information we post through these channels is not a part of this Quarterly Report on Form 10-Q.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

EMPERY DIGITAL INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2025 AND DECEMBER 31, 2024

(Unaudited)

	June 30, 2025	December 31, 2024

ASSETS
Current assets:
Cash and cash equivalents	$11,793,028	$2,193,573
Restricted cash	105,000	105,000
Certificate of deposit	2,007,083	–
Accounts receivable, net of allowance for doubtful accounts of $108,527 and $99,233 at June 30, 2025 and December 31, 2024, respectively	199,831	88,247
Inventory	492,633	1,455,477
Inventory deposits	982,763	191,156
Prepaid expenses and other current assets	969,483	1,032,699
Total current assets	16,549,821	5,066,152
Long-term assets:
Property, equipment, and intangible asset, net	583,519	221,836
Other long-term assets	273,886	199,281
Right-of-use assets - operating leases	529,589	739,234
Total assets	$17,936,815	$6,226,503

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$191,432	$385,326
Accrued liabilities	957,438	1,379,191
Vendor settlements - short-term	1,838,151	2,092,975
Current portion of notes payable	7,602	7,181
Warrant liabilities	146,468	111,658
Right-of-use operating lease liabilities - short-term	468,400	443,950
Customer deposits	22,548	216,522
Total current liabilities	3,632,039	4,636,803

Notes payable, net of current portion	24,623	28,533
Vendor settlements - long-term	368,905	1,189,184
Right-of-use operating lease liabilities - long-term	91,349	331,222
Total liabilities	4,116,916	6,185,742

COMMITMENTS AND CONTINGENCIES

Stockholders’ equity:
Preferred stock: $0.00001 par value, 5,000,000 shares authorized, 25,000 shares designated, no shares issued and outstanding as of June 30, 2025 and December 31, 2024	–	–
Common stock: $0.00001 par value, 250,000,000 shares authorized, 533,008 shares issued and outstanding as of June 30, 2025 and 78,859 shares issued and outstanding as of December 31, 2024	6	1
Treasury stock	(510,907)	–
Additional paid-in capital	187,007,574	166,357,207
Accumulated deficit	(172,676,774)	(166,316,447)
Total stockholders’ equity	13,819,899	40,761

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$17,936,815	$6,226,503

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EMPERY DIGITAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2025 AND 2024
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024

Revenue	$702,936	$940,863	$1,438,985	$1,974,411
Cost of goods sold	(851,476)	(3,113,429)	(1,632,859)	(4,735,009)
Gross margin	(148,540)	(2,172,566)	(193,874)	(2,760,598)

Operating expenses:
Sales and marketing	622,772	543,671	1,133,729	1,304,235
Product development	221,159	805,550	609,681	1,620,495
General and administrative expenses	2,879,335	2,007,514	4,440,993	4,088,308
Total operating expenses	3,723,266	3,356,735	6,184,403	7,013,038

Loss from operations	(3,871,806)	(5,529,301)	(6,378,277)	(9,773,636)

Other income	5,094	8,589	59,115	21,443
Loss on extinguishment of Convertible Notes	–	–	–	(1,647,608)
Gain (loss) on change in fair value of financial liabilities	(63,242)	5,111,291	(34,810)	(14,727,696)
Interest income	104,521	–	157,292	–
Interest expense	(74,464)	(196,997)	(163,647)	(526,965)
Total other income (expense)	(28,091)	4,922,883	17,950	(16,880,826)

Loss before provision for income taxes	(3,899,897)	(606,418)	(6,360,327)	(26,654,462)
Provision for income taxes	–	–	–	–

Net loss	$(3,899,897)	$(606,418)	$(6,360,327)	$(26,654,462)

Net loss per common share – basic	$(7.57)	$(96.59)	$(14.88)	$(7,085.18)
Net loss per common share – diluted	$(7.57)	$(96.59)	$(14.88)	$(7,085.18)

Weighted average common shares outstanding – basic	515,490	6,278	427,361	3,762
Weighted average common shares outstanding – diluted	515,490	6,278	427,361	3,762

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EMPERY DIGITAL INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2025

(Unaudited)

	Common stock		Treasury stock		Additional
	Number of Shares	Amount	Number of Shares	Amount	paid-in capital	Accumulated deficit	Total

Balance at January 1, 2025	78,859	$1	–	$–	$166,357,207	$(166,316,447)	$40,761

Issuance of common stock for exercises of pre-funded warrants	226,117	2	–	–	(2)	–	–

Issuance of common stock from the At the Money offering, net of issuance costs of $320,867	220,515	2	–	–	8,846,759	–	8,846,761

Issuance of common stock and pre-funded warrants, net of issuance costs of $1,296,118	53,750	1	–	–	10,703,881	–	10,703,882

Issuance of common stock for disputed shares from November 2024 reverse stock split (see Note 2)	23,617	–	–	–	–	–	–

Purchase fractional shares	(179)	–	–	–	(941)	–	(941)

Exchange of common stock for pre-funded warrants	(4,323)	–	–	–	–	–	–

Stock-based compensation	–	–	–	–	1,100,670	–	1,100,670

Repurchases of common stock for treasury stock	(65,348)	–	65,348	(510,907)	–	–	(510,907)

Net loss	–	–	–	–	–	(6,360,327)	(6,360,327)

Balance at June 30, 2025	533,008	$6	65,348	$(510,907)	$187,007,574	$(172,676,774)	$13,819,899

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EMPERY DIGITAL INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT) (Continued)

FOR THE SIX MONTHS ENDED JUNE 30, 2024

(Unaudited)

	Series A Convertible Preferred Stock		Common stock		Additional
	Number of Shares	Amount	Number Shares	Amount	paid -in capital	Accumulated deficit	Total

Balance at January 1, 2024	–	$–	162	$–	$101,175,117	$(120,806,138)	$(19,631,021)

Issuance of common stock for exercise of pre-funded warrants	–	–	12	–	–	–	–

Issuance of common stock for exercise of Series A warrants	–	–	2,166	–	17,352,653	–	17,352,653

Proceeds received for exercise of buydown warrants	–	–	2	–	3,500	–	3,500

Common stock issued for conversion of convertible notes	–	–	622	–	7,395,907	–	7,395,907

Conversion of Convertible Notes	24,698	–	–	–	24,716,118	–	24,716,118

Conversion of Preferred Stock for common stock	(18,323)	–	19,439	1	(1)	–	–

Issuance of common stock for exercise of Series B Warrants	–	–	1,838	–	1	–	1

Reclassification of warrant liability to equity	–	–	–	–	3,405,662	–	3,405,662

Proceeds received for Issuance of warrants with May 2024 Notes, net of issuance costs of $111,194	–	–	–	–	1,023,200	–	1,023,200

Stock-based compensation	–	–	–	–	285,829	–	285,829

Common stock issued for reverse stock split due to rounding	–	–	1,431	–	–	–	–

Net loss	–	–	–	–	–	(26,654,462)	(26,654,462)

Balance at June 30, 2024	6,375	$–	25,672	$1	$155,357,986	$(147,460,600)	$7,897,387

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EMPERY DIGITAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2025 AND 2024
(Unaudited)

	June 30,	June 30,
	2025	2024
Cash flow from operating activities:
Net loss	$(6,360,327)	$(26,654,462)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on extinguishment of convertible notes	–	1,314,065
Loss on change in fair value of financial liabilities	34,810	14,893,051
Gain on exercise of Series B Warrants	–	(165,355)
Loss on conversion of notes to common stock	–	333,544
Stock-based compensation	1,100,670	285,829
Loss on write down of inventory and inventory deposits	73,824	57,262
Loss on sale/write off of property & equipment	–	618,738
Bad debt (recovery) expense	9,294	(16,378)
Non-cash interest expense (income)	(7,083)	498,657
Amortization of right-of-use assets	209,645	194,910
Depreciation and amortization	160,503	197,237
Changes in operating assets and liabilities:
Accounts receivable	(120,878)	(82,162)
Inventory and inventory deposits	(219,846)	(1,427,987)
Prepaid assets and other assets	(11,389)	940,944
Accounts payable	(193,894)	131,205
Accrued liabilities and vendor settlements	(1,496,856)	1,124,505
Right-of-use liabilities - operating leases	(215,423)	(193,998)
Customer deposits	(193,974)	(247,708)
Net cash used in operating activities	(7,230,924)	(8,198,103)
Cash flow from investing activities:
Purchase of property and equipment	(204,927)	(255,754)
Proceeds from sale of property and equipment	–	15,157
Proceeds from insurance settlement	–	58,058
Purchase of certificate of deposit	(2,000,000)	–
Net cash used in investing activities	(2,204,927)	(182,539)
Cash flow from financing activities:
Repayment of notes payable	(3,489)	(45,402)
Proceeds from issuance of common stock units and pre-funded warrant units from public offering, net of issuance costs of $1,296,118	10,703,882	–
Proceeds from the issuance of common stock issued from the At the Market Offering, net of issuance costs of $320,867	8,846,761	–
Repurchase of common stock	(510,907)	–
Repurchase of fractional shares	(941)	–
Proceeds from issuance of May 2024 Notes and warrants, net of issuance costs of $245,150	–	2,255,851
Proceeds from exercise of Series B Warrants	–	130,522
Proceeds from exercise of buy down warrants	–	3,500

Net cash provided by financing activities	19,035,306	2,344,471

NET CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	9,599,455	(6,036,171)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT BEGINNING OF PERIOD	2,298,573	8,193,346
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	$11,898,028	$2,157,175

SUPPLEMENTAL CASH FLOW INFORMATION

	2025	2024
Supplemental disclosure of cash flow information:
Cash paid for interest	$162,581	$26,267
Cash paid for income taxes	$–	$–

Non-cash transactions
Issuance of common stock for exercise of pre-funded warrants	$2	–
Transfer of inventory to property & equipment	$317,259	–
Conversion of Convertible Notes for common stock	$–	$7,414,025
Exchange of Convertible Notes for Preferred Stock	$–	$24,716,118
Reclassification of warrant liability to equity for cashless exercise of Series A Warrants	$–	$17,352,653
Reclassification of warrant liability to equity for modification of Series B Warrants	$–	$3,405,662
Exchange of finished goods inventory with vendor for raw materials inventory	$–	$323,312

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EMPERY DIGITAL INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – ORGANIZATION, NATURE OF OPERATIONS AND GOING CONCERN

Organization and Nature of Operations

Empery Digital Inc. (“Empery Digital” or the “Company”) was formed on February 21, 2020, as a Delaware corporation, under the name Frog ePowersports, Inc. The Company was renamed Volcon, Inc. on October 1, 2020. The Company was renamed Empery Digital Inc. on July 30, 2025, in connection with which the Company changed its Nasdaq ticker symbol from VLCN to EMPD.

Effective as of July 17, 2025, the Company adopted a Bitcoin treasury strategy with the goal of becoming a leading, low cost, capital efficient, globally trusted aggregator of Bitcoin. Empery Digital was founded as the first all-electric powersports company sourcing high-quality and sustainable electric vehicles for the outdoor community. Going forward the Company intends to operate the powersports brand under the brand name Empery Mobility. The Company believes electric vehicles are the future of off-roading, not only because of their environmental benefits but also because of their near-silent operation, which allows for a more immersive and enjoyable outdoor experience.

On January 5, 2021, the Company created Volcon ePowersports, LLC (“Volcon LLC”), a Colorado wholly-owned subsidiary of the Company, to sell Volcon vehicles and accessories in the United States. Since 2023 Volcon LLC has not been used for selling vehicles and accessories. The Company intends to rename Volcon LLC in the future.

Going Concern

The accompanying interim consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has recurring losses and has generated negative cash flows from operations since inception.

In February and March 2024, certain holders of the convertible notes issued by the Company in May 2023 (the “May 2023 Convertible Notes”) converted approximately $7.4 million of principal to common stock. In March 2024, the holders exchanged the remaining $24.7 million outstanding principal amount of May 2023 Convertible Notes for Series A Convertible Preferred Stock (“Preferred Stock”) with a $1,000 per share value and an initial conversation price of $1,064.00 per share for common stock (see Note 9). All covenants from the May 2023 Convertible Notes were terminated upon this exchange.

As discussed further in Note 6 below, on May 22, 2024, the Company issued Senior Notes with an aggregate principal amount of $2,942,170 due May 22, 2025 (the “May 2024 Notes”) for net proceeds of $2,255,851. The holders of the May 2024 Notes also received fully vested warrants (the “May 2024 Note Warrants”) to purchase 1,589 shares of the Company’s common stock at an exercise price of $1,856.00 per share. The May 2024 Note Warrants were exercisable beginning November 23, 2024 and expire November 23, 2029.

On July 12, 2024, the Company sold 12,826 shares of the Company’s common stock at a purchase price of $233.60 per share and pre-funded warrants to purchase 38,544 shares of common stock at $233.60 per pre-funded warrant. The Company received net proceeds of $10,789,261. Proceeds from this offering were used to repay the May 2024 Notes.

In October 2024, the Company established an At the Market equity offering program (“ATM”) whereby the Company can sell up to $100 million of its common stock. During the six months ended June 30, 2025, the Company has raised net proceeds of $8,846,761 from sales under the ATM.

On February 6, 2025, the Company sold 53,750 common stock units and 696,250 pre-funded warrant units at $16.00 per unit in an underwritten public offering. The Company received net proceeds of $10,703,882 from this offering.

As discussed further in Note 13 below, on July 21, 2025 the Company completed private placements with certain institutional and accredited investors (“Private Placements”) for the sale of 44,414,189 shares of its common stock, par value $0.00001 per share (the “common stock”) at a price of $10.00 per share, and pre-funded warrants to purchase an aggregate of 5,728,662 shares of its common stock with an exercise price of $0.00001, for $9.99999 per share of the underlying common stock. The Company received gross proceeds of over $501 million which included the settlement by certain purchasers using Bitcoin valued at approximately $28.0 million and net cash proceeds of approximately $481 million after fees and expenses associated with the Private Placements. The Company intends to use these net proceeds to purchase Bitcoin under its treasury strategy.

Management anticipates that our cash on hand as of June 30, 2025, plus cash expected to be generated from operations and the cash received from the Private Placements will be sufficient to fund planned operations beyond one year from the date of the issuance of the financial statements as of and for the six months ended June 30, 2025.

Nasdaq Compliance

On July 5, 2023, the Company received a notice from The Nasdaq Stock Market LLC (“Nasdaq”) that it was not in compliance with Nasdaq’s Listing Rule 5550(b)(2), which requires that it maintain a market value of listed securities (“MVLS”) of $35 million. MVLS is calculated by multiplying the Company’s shares outstanding by the closing price of its common stock. On December 19, 2023, the Company received a notice from Nasdaq that it was not in compliance with Nasdaq’s Listing Rule 5550(a)(2), as the minimum bid price of its common stock had been below $1.00 per share for 30 consecutive business days.

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

On May 13, 2025, the Company received a notice from Nasdaq that it was not in compliance with Nasdaq’s Listing Rule 5550(a)(2), as the minimum bid price of its common stock had been below $1.00 per share for 30 consecutive business days. The Company submitted a hearing request to Nasdaq’s Hearings Department for this matter, which stayed the suspension of the Company’s common stock. On June 11, 2025, the Company completed a 1-for-8 reverse stock split. The Company participated in a hearing with Nasdaq’s Hearings Department on June 24, 2025. On July 17, 2025, Nasdaq informed the Company that it had regained compliance with the above listing rules but will need to continue to remain in compliance with the minimum bid price rule through November 10, 2025 in order to avoid delisting.

Impact of Tariffs on Imported Goods from China and Vietnam

On April 2, 2025, the U.S. imposed reciprocal tariffs on imports from various countries including China and Vietnam starting with a 10% baseline tariff. On April 9, China-specific tariffs increased significantly, while Vietnam’s tariffs were deferred for an initial 90-day period. That pause was later extended to August 1, 2025, and then to August 7, 2025, maintaining Vietnam’s tariff at the baseline 10% during such extension.

Following ongoing negotiations, a tentative trade deal with Vietnam was reached on July 2, 2025. U.S. tariffs on Vietnamese goods would be set at 20%, while goods deemed to be Chinese in origin but routed through Vietnam (transshipments) would be subject to a 40% tariff. This replaces the originally stated 46% rate.

China remains subject to an additional 30% tariff (down from the temporary increase, effective mid-May) under the continued reciprocal framework. That rate is in effect through August 12, 2025, pending further amendment.

Tariffs imposed by the current administration continue to impact the Company’s cost for vehicles and parts manufactured in China and Vietnam. With the expected Vietnam tariff rate of 20%, the Company can continue sourcing from Vietnam, though it would likely result in a modest reduction in margins and a corresponding increase in retail pricing. The Company remains actively evaluating strategic alternatives, including U.S. assembly or shifting production as well as potentially adjusting selling prices to offset elevated import costs.

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

Results for the interim periods in this report are not necessarily indicative of future financial results and have not been audited by our independent registered public accounting firm. In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments necessary to present fairly our interim consolidated financial statements as of June 30, 2025, and for the three and six months ended June, 2025 and 2024. These adjustments are of a normal recurring nature and are consistent with the adjustments recorded to prepare the annual audited consolidated financial statements as of December 31, 2024.

Basis of Presentation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All intercompany accounts, transactions and balances have been eliminated in consolidation.

On June 11, 2025, the Company completed a reverse 1-for-8 stock split. All share and per share amounts previously disclosed have been updated to reflect the impact of this reverse split. See Note 9 for further discussion.

Per the terms of the 1-for-8 reverse stock split on November 8, 2024, the Company agreed that no fractional shares would be issued in connection with the reverse stock split and that it would issue one full share of the post-reverse stock split common stock to any stockholder who would have been entitled to receive a fractional share as a result of the process. On November 19, 2024, the Company received notice from DTCC on behalf of the brokerage firms that hold the shares of Company common stock held in “street name” that in connection with the foregoing rounding of shares the Company would need to issue 23,617 shares of common stock. The Company did not believe the number of shares being requested was correct based on the historical number of stockholders of its common stock and is aware of similar occurrences in recent months for other companies completing a reverse stock split. As such, the Company made inquiries into the calculations set forth in the request. The Company concluded that the information requested was not going to be provided and therefore on May 5, 2025, these shares were issued. See Note 11 for further discussion of the impact to basic and diluted net loss per share.

Concentration Risk

The Company outsources certain portions of product design and development for its vehicles to third parties. In addition, the Company has outsourced the manufacturing of all of its vehicles to third party manufacturers.

On January 8, 2024, the Company notified the manufacturer of the Volcon Youth motorcycles that it was terminating the co-branding and distribution agreement with them due to lower than anticipated sales of these units. In March 2024, the Company agreed to allow the manufacturer to keep all fully paid for units manufactured and held by the manufacturer, cease selling the Volcon Youth motorcycles as of June 30, 2024, and pay cash of $2,070,000 which included a payment of $370,000 in March 2024 and $100,000 monthly for 17 months starting April 2024. All Volcon Youth inventory was written off as of June 30, 2024.

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

In June 2024, the Company was notified by the manufacturer of a suspension component for the Stag utility terrain vehicle (“UTV”) that due to the Company’s initial production forecast provided by the third party manufacturer of the Stag, the vendor had acquired raw materials to fulfill several months’ worth of this component needed for the forecast. Although the Company had provided updated forecasts to the third party manufacturer of the Stag, the revised forecasts were not provided timely to this vendor. The Company entered into an agreement to pay for the excess raw materials by making weekly payments of $13,791 through February 2026 and to purchase remaining finished goods. The Company recorded an expense of $1,091,308 in cost of goods sold for the year ended December 31, 2024. The remaining liability as of June 30, 2025 is $450,080, which is classified as short-term on the balance sheet.

On December 6, 2024, the Company entered into a Settlement Agreement and Mutual Release (“Agreement”) with the manufacturer of the Stag and Grunt EVO, pursuant to which the Company and the manufacturer agreed to terminate the Supplier Agreement dated March 11, 2022 for the development and engineering of the Volcon Stag vehicle prototypes; the Supplier Agreement dated May 29, 2022 for the manufacturing of the Volcon Grunt EVO motorcycle; and the Supplier Agreement dated August 11, 2022 for the manufacturing of the Volcon Stag vehicle (collectively, the “Supplier Agreements”). Pursuant to the Agreement, among other items, the Company and the manufacturer agreed to indemnify each other with respect to certain outstanding vendor payables and the Company agreed to pay the manufacturer a termination fee of $125,000 per month for a period of twenty-two months. The short-term and long-term liability as of June 30, 2025 is $1,388,071 and $368,905, respectively.

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

NOTE 3 – SEGMENT REPORTING

In November 2023, the Financial Accounting Standards Board issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-7”), requiring public companies to disclose information about their reportable segments’ significant expenses and other segment items on an interim and annual basis. Public companies with a single report segment are required to apply the disclosure requirements in ASU 2023-07, as well as all existing segment disclosures and reconciliation requirements of ASU 2023-07 during the year ended December 31, 2024. The Company operates as one operating segment and the Company’s Co-CEOs are the chief operating decision makers (“CODMs”). The CODMs use the consolidated statement of operations to assess financial performance, which is based on costs by department, and allocate resources. See the condensed consolidated statement of operations above.

NOTE 4 – NOTES PAYABLE

In March 2023, the Company entered into a financing arrangement to purchase a vehicle with an interest rate of 11.44% and a monthly payment of $908 until February 2029. The vehicle is collateral for this arrangement.

The following table provides the maturities of notes payable as of June 30, 2025:

Remainder of 2025	$5,450
2026	10,898
2027	10,898
2028	10,898
2029	1,816
Total future payments	39,960
Less: Interest	(7,735)
Total notes payable	32,225
Less current portion	(7,602)
Long-term notes payable	$24,623

NOTE 5 - CONVERTIBLE NOTES

On May 24, 2023, the Company issued Senior Convertible Notes (the “New Notes”) with an aggregate principal amount of $4,934,783 (debt issuance costs of $586,698) due February 24, 2024 to the same investors who were issued convertible notes in August 2022 (the “Convertible Notes”). The New Notes had an initial conversion price of $3,657,600.00 per share of common stock, which was adjusted to $1,080,000.00 upon stockholder approval received on August 3, 2023. The conversion price was also subject to further adjustment if the Company completed an equity or convertible note offering with a price below $1,080,000.00, or completed a stock split, reverse stock split or recapitalization where the lowest day’s volume weighted average price (“VWAP”) of the Company’s stock price is below $1,080,000.00 in the five days following the stock split, with a floor price of $0.22 (subject to stockholder approval, which was obtained on August 3, 2023). The conversion price was also subject to further adjustment if the Company completed an equity or convertible note offering with a price below $1,080,000.00. The New Notes were issued with an original issue discount of 8.8% and did not bear interest unless an event of default had occurred, upon which interest accrued at 10% per annum.

The holders of the New Notes also received fully vested warrants (the “New Warrants”) to purchase four shares of the Company’s common stock at an initial exercise price of $1,569,600.00 per share. The New Warrants expire on August 24, 2027.

Concurrent with the issuance of the New Notes, the Company exchanged the Convertible Notes into two new notes, Series A Notes and Series B Notes both due February 24, 2024 (collectively the “Exchange Notes” and collectively with the New Notes the “May 2023 Notes”). The aggregate principal amount of Series A Notes was $3,690,422 and these were convertible into the Company’s common stock at an initial conversion price of $1,080,000.00 per share. The aggregate principal amount of the Series B Notes was $23,483,491 and were convertible into the Company’s common stock at an initial conversion price of $1,569,600.00 which was adjusted to $1,080,000.00 upon stockholder approval received on August 3, 2023.

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

The Company also exchanged the seven Note Warrants with an exercise price of $4,104,000.00 per share issued with the Convertible Notes in August 2022 for 12 warrants which had an initial exercise price of $1,569,600.00 per share (the “Exchange Warrants”) and was adjusted to $1,080,000.00 per share upon stockholder approval received on August 3, 2023. The Exchange Warrants expire on August 24, 2027.

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

In September 2023, the Company and the holders of the Exchange Warrants entered into a warrant inducement agreement whereby the Exchange Warrant holders agreed to exercise two Exchange Warrants at a reduced exercise price of $504,000.00 per share. The Company issued the holders two warrants (“Reload Warrants”) with an initial exercise price of $720,000.00 per share. The Reload Warrants were immediately exercisable for unregistered shares of the Company’s common stock and have the same terms as the May 2023 Warrants and expire August 24, 2027. As discussed in Note 9 below, the holders of the Exchange and Reload Warrants notified the Company that they were forfeiting these warrants.

The May 2023 Warrants and Reload Warrants contained certain conversion limitations, providing that a holder thereof may not exercise such warrants to the extent that, if after giving effect to such conversion, the holder or any of its affiliates would beneficially own in excess of 4.99% of the outstanding shares of the Company’s common stock immediately after giving effect to such exercise.

During the three months ended March 31, 2024, $7,414,025 of principal of the May 2023 Notes were converted into 622 shares of common stock. The Company recognized a loss of $333,544 on the conversion including the write off of $55,490 of unamortized debt issuance costs. On March 4, 2024, the remaining principal of the May 2023 Notes of $24,716,118 was exchanged for 24,698 shares of Series A convertible Preferred Stock with a stated value of $1,000 and an initial conversion price of $8,512.00. The Company recognized a loss on the exchange of the Convertible Notes for Preferred Stock of $1,314,065.

As a result of the exchange for Preferred Stock in March 2024, the May 2023 Notes are no longer outstanding. The May 2023 Warrants exercise price was reduced to $8,512.00 as a result of this exchange. See further discussion in Note 9.

NOTE 6 - MAY 2024 SENIOR NOTES

On May 22, 2024, the Company issued Senior Notes with an aggregate principal amount of $2,942,170 due May 22, 2025 (the “May 2024 Notes”) for proceeds before expenses of $2,501,001 (issuance costs were $245,150). The notes were issued with an original issue discount of 15% and do not bear interest unless an event of default occurs, upon which interest will accrue at 10% per annum. Pursuant to the terms of the May 2024 Notes. As discussed further in Note 9, the May 2024 Notes were fully repaid on July 12, 2024 and a loss of $1,470,554 was recognized in the year ended December 31, 2024 for the early extinguishment of these notes. The holders of the May 2024 Notes also received fully vested warrants (the “May 2024 Note Warrants”) to purchase 1,589 shares of the Company’s common stock at an exercise price of $1,856.00 per share. The May 2024 Note Warrants were exercisable beginning November 23, 2024 and expire November 23, 2029. The number of warrants and the exercise price are subject to adjustment if the Company declares a stock dividend, stock split or recapitalization.

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

Subsequent to the approval by stockholders of the cashless exercise provision of the Series A Warrant, the fair value of each Series A Warrant is the value of three shares of the Company’s common stock. In the three months ended March 31, 2024, the Company recognized a loss of $12,733,180 for the change in fair value of the Series A Warrants and the Company reclassified the fair value of Series A Warrants exercised on a cashless basis to stockholders equity in the amount of $17,352,653. Based on the closing price of the Company’s common stock on June 30, 2025 of $6.96, the fair value of each Series A Warrant is $20.88 and based on the total number of warrants outstanding of 7,015, the warrant liability for Series A Warrants is $146,468 at June 30, 2025.

In the six months ended June 30, 2024, the Company recognized a loss of $2,174,673 on the change in fair value of the Series B Warrants and a gain of $165,355 from the exercise of the Series B Warrants. As discussed in Note 9 below, on May 17, 2024, certain terms of the Series B Warrants were amended, including a cashless exercise provision, which resulted in the Series B warrants no longer being liabilities. The fair value of each Series B Warrant is the value of the closing stock price of the Company times 0.81, the cashless exercise exchange ratio. Based on the closing price of the Company’s common stock on May 17, 2024 of $1,849.60, the fair value of each Series B Warrant is $1,498.16. The fair value of the Series B Warrants of $ 3,405,662 as of May 17, 2024 was reclassified to equity. As of June 30, 2025, 24 Series B Warrants remain outstanding.

The following represents the activity associated with the Series A Warrants for the six months ended June 30, 2025:

Fair value on January 1, 2025	$111,658
Loss on changes in fair value	34,810
Balance at June 30, 2025	$146,468

NOTE 8 – RELATED PARTY TRANSACTIONS

In March 2025, the Company entered into a consulting agreement with ThankYou Studios, an entity owned by Orn Olason, a member of the Company's Board of Directors (the “Board”). ThankYou Studios completed a marketing and brand assessment for the Company and the total fees were $45,000.

On January 13, 2024, the Company’s former Chief Executive Officer (“CEO”), Jordan Davis, resigned his employment with the Company effective February 2, 2024. The Company entered into a 30-day consulting agreement with Mr. Davis and paid him $12,500.

On January 30, 2024, John Kim, formerly an independent board member of the Company signed an employment agreement with the Company to become the CEO effective February 3, 2024. Mr. Kim’s salary was $800,000 and he has an annual bonus of $250,000. Mr. Kim would also receive 5% of the gross proceeds or other consideration if the Company completes a sale of substantially all of its assets or otherwise enters into a change of control transaction. Mr. Kim would also be entitled to an equity award equal to 10% of the Company’s fully diluted equity, subject to stockholder approval. The Company’s stockholders approved stock options to purchase 180,375 shares of the Company’s common stock at $4.56 per share at the annual stockholders’ meeting held on May 30, 2025. These stock options are fully vested and expire on May 30, 2035. As discussed in Note 13, this employment agreement was terminated upon execution of a new employment agreement in conjunction with the Private Placements.

On January 30, 2024, Greg Endo, the Company’s Chief Financial Officer, signed a new employment agreement with the Company. Mr. Endo’s salary was increased to $300,000 and he would have an annual bonus of up to 50% of his salary as determined by the compensation committee of the Board. The Board approved the full amount of Mr. Endo’s 2024 bonus. Mr. Endo had agreed to a reduction of his salary to $238,500 through the end of 2024. On August 23, 2024 the compensation committee of the Board resolved that effective August 16, 2024 Mr. Endo’s annual salary would be restored to $300,000. Mr. Endo would also receive 5% of the gross proceeds or other consideration if the Company completes a sale of substantially all of its assets or otherwise enters into a change of control transaction. Mr. Endo would also be entitled to an equity award equal to 4% of the Company’s fully diluted equity, subject to stockholder approval. The Company’s stockholders approved a grant to Mr. Endo of stock options to purchase 72,150 shares of the Company’s common stock at $4.56 per share at the annual stockholders’ meeting held on May 30, 2025. These stock options are fully vested and expire on May 30, 2035. As discussed in Note 13, this employment agreement was terminated upon execution of a new employment agreement in conjunction with the Private Placements.

The Company accrued the above-mentioned bonuses payable to Mr. Kim and Mr. Endo in accrued liabilities as of December 31, 2024 and these were paid in April 2025.

On February 23, 2024, Katherine Hale resigned her position as Chief Marketing Officer. Ms. Hale was provided a severance amount of $112,500 which was paid out in three monthly installments beginning in March 2024.

In December 2022, the Company entered into an employment agreement with Christian Okonsky, one of the Company’s founders and former Chairman of the Board, whereby Mr. Okonsky became an employee on January 2, 2023 as Chief Technology Officer with an annual salary of $170,000 and healthcare and other benefits that are also provided to all Company employees. Mr. Okonsky informed the Company on January 27, 2024 that he would resign his employment and forfeit his salary and benefits effective February 1, 2024.

In March 2024, the Company entered into a consulting agreement with Mr. Okonsky pursuant to which he was entitled to a monthly fee of $5,000 and payment of 1% of the gross proceeds from any merger, sale or change of control transaction (“Change of Control Payment”) (as determined by the Board) entered into by the Company for a period of up to 6 months following the termination of the consulting agreement. The consulting agreement had a 24 month term and was cancellable by either party with 30 days notice. This consulting agreement terminates any remaining provisions of a prior consulting agreement entered into in March 2021 with Pink Possum, an entity controlled by Mr. Okonsky, with the exception of the four ten-year warrants with an exercise price of $1,416,960.00 which remain outstanding. On September 9, 2024, Mr. Okonsky resigned from the Board of the Company. The consulting agreement was amended and the monthly fee was amended to $8,333 per month for twelve months and the Change of Control Payment was eliminated. In March 2025, the Company and Mr. Okonsky entered into an agreement to terminate the consulting agreement and the Company paid Mr. Okonsky $38,000.

On August 28, 2020, the Company entered into a consulting agreement (the “Highbridge Consulting Agreement”) with Highbridge Consultants, LLC (“Highbridge”), an entity controlled by Mr. Adrian James, a co-founder of the Company, pursuant to which Mr. James provided the Company with services in exchange for warrants. The Highbridge warrants were fully exercised on a cashless basis in 2021.

In addition, pursuant to the Highbridge Consulting Agreement, upon the occurrence of a Fundamental Transaction (as defined below) for an aggregate gross sales price of $100.0 million or more, the entity will receive a cash payment equal to 1% of such gross sales price. For the purposes of the Highbridge Consulting Agreement, “Fundamental Transaction” means any of the following: (i) a consolidation or merger involving the Company if the holders of the voting securities of the Company that are outstanding immediately prior to the consummation of such consolidation or merger do not, immediately after the consummation of such consolidation or merger, hold voting securities that collectively possess at least a majority of the voting power of all the outstanding securities of the surviving entity of such consolidation or merger or such surviving entity’s parent entity; (ii) a transfer or issuance (in a single transaction or series of related transactions) by one or more of the Company and its stockholders to one person or to any group of persons acting in concert, of shares of the Company’s capital stock then collectively possessing 50% or more of the voting power of all then outstanding shares of the Company’s capital stock (computed on an as-converted to common stock basis); or (iii) any sale, license, lease, assignment or other disposition of all or substantially all of the assets of the Company. Furthermore, commencing upon the completion of the Company’s initial public offering of the shares of our common stock, if the Company’s market capitalization exceeds $300.0 million for a period of 21 consecutive trading days, the entity will receive an additional cash payment equal to $15.0 million; provided that the Company will have the right, in its sole discretion, to make the foregoing $15.0 million payment by the issuance of shares of the Company’s common stock. The foregoing amounts will be payable to the entity if the above milestones occur any time prior to the ten-year anniversary of the original Highbridge Consulting Agreement, or August 28, 2030.

On July 11, 2025, the Company entered into a release and termination agreement (the “Consultant Termination Agreement”) with Highbridge pursuant to which the parties agreed to terminate and mutually release all of the parties’ rights and obligations under the Highbridge Consulting Agreement, (as amended on or about March 25, 2021), including the release of the Company’s obligation to make certain market capitalization milestone payments to Highbridge, in exchange for the payment by the Company of a termination fee in an aggregate amount of $2.0 million, of which $1.0 million was paid on July 14, 2025 and the remaining amount was paid on August 7, 2025.

NOTE 9 – STOCKHOLDERS’ EQUITY

The Company is authorized to issue 250,000,000 shares of common stock and 5,000,000 shares of preferred stock both with a par value of $0.00001. The specific rights of the preferred stock, when so designated, shall be determined by the Board.

On June 11, 2025, the Company completed a reverse 1-for-8 reverse stock split. Any stockholders with fractional shares as a result of the reverse stock split were paid cash (without interest) equal to such fractional shares multiplied by the average closing sales prices of the Company’s common stock during regular trading hours for the five consecutive trading days immediately preceding the reverse stock split. A total of $941 was paid for the satisfaction of fractional shares.

Common Stock

On July 12, 2024, the Company consummated a registered direct offering pursuant to which it offered and sold 12,826 shares of the Company’s common stock at a purchase price of $233.60 per share and pre-funded warrants to purchase 38,545 shares of common stock at $233.60 per pre-funded warrant. The Company received net proceeds of $10,789,261 and used $2,942,170 of the net proceeds to repay the May 2024 Notes. Through December 31, 2024, 28,282 pre-funded warrants were exercised and the remaining 10,263 were exercised by February 2025.

On October 15, 2024, the Company and a holder of the Company’s common stock reached an agreement for the return by the holder of 12,103 shares of common stock to the Company. The holder had exceeded the percentage of shares that they were permitted to hold of the Company’s common stock. In exchange for the return of the shares the Company issued a pre-funded warrant for 12,103 shares. These pre-funded warrants were exercised as of February 2025.

As discussed above, on October 18, 2024, the Company established the ATM under which it can sell up to $100 million of its common stock. During the six months ended June 30, 2025, the Company has received net proceeds of $8,846,761 for the sale of 220,515 shares of common stock through the ATM. The Company could not sell additional shares through our ATM for four months due to the equity offering completed on February 6, 2025 as discussed below. From July 1, 2025 through August 8, 2025, the Company has sold 74,263 shares of common stock at a weighted average sales price of $11.92, for net proceeds of $854,438.

On February 6, 2025, the Company consummated an underwritten public offering pursuant to which it received net proceeds of $10,703,882 from the sale of 53,750 common stock units, which consisted of 53,750 shares of common stock and 53,750 fully exercisable five-year warrants to purchase the Company’s common stock at $16.00 per share, and 696,250 pre-funded warrant units, which consisted of 696,250 pre-funded fully exercisable warrants with an exercise price of $0.00008 and 696,250 fully exercisable five-year warrants to purchase the Company’s common stock at $16.00 per share (the “$16.00 Warrants”). Through June 30, 2025, 203,751 pre-funded warrants have been exercised and 151,875 pre-funded warrants were exercised subsequent to June 30, 2025 to August 8, 2025. No $16.00 Warrants were exercised through June 30, 2025 and subsequent to June 30, 2025 to August 8, 2025, 111,500 of the $16.00 Warrants were exercised.

On June 24, 2025 the Company and certain holders of the Company’s common stock reached an agreement for the return by the holders of 4,323 shares of common stock to the Company. In exchange for the return of the shares, the Company issued pre-funded warrants for 4,323 shares of common stock.

Common Stock Buy Back Program

On March 21, 2025, the Company’s Board approved a stock buy back program whereby the Company could repurchase up to $2.0 million of common stock subject to a limitation that at least 500,000 shares of common stock must be outstanding to meet Nasdaq compliance rules. Through June 30, 2025, the Company has repurchased 65,348 shares of common stock at an average purchase price of $7.82 per share with cash of $510,907, including commissions paid of $16,394. These shares and cash paid are presented as treasury stock in the condensed consolidated balance sheet as of June 30, 2025. No share repurchases have occurred subsequent to June 30, 2025 through August 8, 2025. See Note 13 for discussion of increase in the stock buy back program.

Series A Convertible Preferred Stock

On March 4, 2024, the Company designated 25,000 shares of Preferred Stock as Series A Convertible Preferred Stock with a par value of $0.00001 per share and exchanged the remaining May 2023 Notes (principal of $24,694,670) for Preferred Stock. For each $1,000 of May 2023 Note principal, one share of Preferred Stock was issued with a stated value of $1,000, and any principal held by an investor below $1,000 was granted one additional share of Preferred Stock. A total of 24,698 shares were issued in connection with the exchange. The Preferred Stock is initially convertible into shares of the Company’s common stock at $8,512.00 per share. Conversion of Preferred Stock to common stock of the Company by the holders of the Preferred Stock is limited based on ownership restrictions of either 4.99% or 9.99%. The conversion price is subject to adjustment for anti-dilution provisions with an initial floor of $6,272.00 per share, subject to adjustment to $3,200.00 per share if stockholder approval was received. The stockholders approved this adjustment at the 2024 annual meeting held on May 28, 2024.

The Preferred Stock conversion price per share is subject to adjustment in the event of a stock split based on the lowest 5-day daily VWAP in the five days subsequent to the completion of a stock split. As a result of the reverse stock split completed on June 6, 2024, the conversion price of the Preferred Stock was adjusted to $51.59.

As of December 31, 2024, all of the Preferred Stock (24,698 preferred shares) have been converted for 34,881 shares of common stock.

November 2023 Common Units and Pre-Funded Warrant Units

On November 17, 2023, the Company sold (i) 12 common units (“Common Units”), each consisting of one share of the Company’s common stock, a Series A warrant to purchase one share of common stock at an initial exercise price of $158,400.00 per share or pursuant to an alternative cashless exercise option (described below), which warrant will expire on the five-year anniversary of the original issuance date (the “Series A Warrants”) and a Series B warrant to purchase one share of common stock at an initial exercise price of $241,920.00 per share, which warrant will expire on the five-year anniversary of the original issuance date (the “Series B Warrants” and together with the Series A Warrants, the “Warrants”); and (ii) 138 pre-funded units (the “Pre-funded Units” and together with the Common Units, the “Units”), each consisting of one pre-funded warrant to purchase one share of common stock (the “Pre-funded Warrants”), a Series A Warrant and a Series B Warrant. The purchase price of each Common Unit was $120,960.00, and the purchase price of each Pre-Funded Unit was $120,957.12. The Pre-Funded Warrants were immediately exercisable and may be exercised at any time until all of the Pre-Funded Warrants are exercised in full. All of the Pre-Funded Warrants were exercised by January 9, 2024.

In addition, the Company granted the underwriter a 45-day option to purchase additional 23 shares of common stock and/or Pre-Funded Warrants, representing up to 15% of the number of common stock and Pre-Funded Warrants sold in the Public Offering, and/or additional three Series A Warrants representing up to 15% of the Series A Warrants sold in the Public Offering, and/or additional three Series B Warrants representing up to 15% of the Series B Warrants sold in the Public Offering solely to cover over-allotments, if any. The underwriter partially exercised its over-allotment option with respect to three Series A Warrants and Series B Warrants. A total of 56 each of Series A and B Warrants were issued in the transaction.

Series A Warrants

Each Series A Warrant had an initial exercise price per share equal to $158,400.00, was immediately exercisable upon issuance, and expires on the five-year anniversary of the original issuance date, or November 17, 2028.

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

The number of Series A Warrants were adjusted for the reverse stock split completed on June 11, 2025 and as a result of the February 6, 2025 common stock unit and pre-funded warrant unit offering in accordance with the Share Event provision noted above. As of June 30, 2025, 7,015 Series A Warrants remain outstanding. Subsequent to the Private Placements completed on July 21, 2025 as discussed in Note 13 below and, in accordance with the Share Event provision noted above 4,737 Series A warrants remain outstanding.

Series B Warrants

Each Series B Warrant offered had an initial exercise price per share equal to $241,920.00, was immediately exercisable upon issuance, and will expire on the five-year anniversary of the original issuance date, or November 17, 2028.

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

On May 17, 2024, after giving effect to the Warrant Amendment, the Company and certain holders of Series B Warrants to purchase an aggregate of 2,153 shares of common stock (the “Holders”) entered into separate exchange agreements (the “Agreements”) pursuant to which the Company agreed to exchange the Series B Warrants held by the Holders for shares of Company common stock (or, at the option of the Holder, pre-funded warrants) at a ratio of 0.81 shares of Company common stock (or, at the option of the Holder, pre-funded warrants) for each whole Series B Warrant. A total of 1,148 pre-funded warrants with an exercise price of $0.008 and 597 shares of common stock were issued to the Holders.

As of June 30, 2025, 24 Series B Warrants remain outstanding and all of the pre-funded warrants were fully exercised in 2024.

Other Warrants

As discussed in Note 5, the Company issued the Note Warrants, which were fully vested, to purchase seven shares of the Company’s common stock at an initial exercise price of $4,104,000.00. The Note Warrants expire August 24, 2027. Also, the Company issued to the placement agent of the Convertible Notes, fully vested warrants to purchase one share of the Company’s common stock at an exercise price of $5,130,000.00. The warrants were not exercisable until February 24, 2023 and expire on February 24, 2028. The Company valued all of these warrants using the closing price of the Company’s common stock on August 24, 2022 of $3,513,600.00, volatility of 79.81% based on peer companies, risk free interest rate of 3.03%, no dividends and an estimated life of 2.5 years.

In May 2023, all of the Note Warrants to purchase seven shares of the Company’s common stock were exchanged for Exchange Warrants to purchase 12 shares of the Company’s common stock with an initial exercise price of $1,569,600.00 per share (which was adjusted to $1,080,000.00 per share upon stockholder approval which was received on August 3, 2023). The Exchange Warrants expire August 24, 2027. In 2023 and 2024 certain holders of the Exchange Warrants exercised warrants to purchase four shares of the Company’s common stock. On November 8, 2024, holders of the remaining warrants to purchase eight shares of the Company’s common stock notified the Company that they were forfeiting these warrants.

Also in May 2023, in connection with the issuance of the New Notes, the Company also issued New Warrants (together with the Exchange Warrants the “May 2023 Warrants”) to purchase four shares of common stock at an initial exercise price of $1,569,600.00 (which was adjusted to $1,080,000.00 per share upon stockholder approval which was received on August 3, 2023). Subsequent to the adjustment of the exercise price for the reverse splits and issuance of Preferred Stock discussed above, on November 8, 2024 the holder of these warrants notified the Company that it was forfeiting these warrants.

As noted below, two of the Exchange Warrants were exercised at a price of $504,000.00 per share and two Reload Warrants were issued with an exercise price of $720,000.00 per share. In October 2023, the Reload warrant exercise price was reduced to $394,272.00. The Reload warrants expire August 24, 2027. Subsequent to the adjustment of the exercise price for the reverse splits and issuance of Preferred Stock discussed above, on November 8, 2024 the holder of these warrants notified the Company that it was forfeiting these warrants.

Warrant Inducements

On October 29, 2023, in an effort to raise cash, the Company entered into an inducement offer letter agreement (the “Inducement Reprice Letter”) with the Holders of the Company’s May 2023 Warrants. Pursuant to the Inducement Reprice Letter, in exchange for an aggregate cash payment of $346,500, the Company reduced the exercise price with respect to May 2023 Warrants exercisable into an aggregate of two shares of common stock from $394,272 per share to $2,880.00 per share. On January 10, 2024, the Holders exercised these warrants.

As discussed in Note 6, the Company issued the May 2024 Note Warrants on May 22, 2024, which are fully vested, to purchase 1,589 shares of the Company’s common stock at an exercise price of $1,856.00. The Note Warrants were initially exercisable on November 23, 2024 and expire on November 23, 2029. The Company valued these warrants using the closing price of the Company’s common stock on May 22, 2024 of $1,408.00, volatility of 155.00% the Company’s historical volatility, risk free interest rate of 4.47%, no dividends and a life of 5.5 years.

The following is the activity related to common stock warrants during the six months ended June 30, 2025:

	Common Stock Warrants
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Life in years	Intrinsic Value
Outstanding at January 1, 2025	25,067	$2,459.49
Granted	1,456,527	$8.24
Exercised	(226,117)	$0.00014
Outstanding at June 30, 2025	1,255,477	$58.69	4.60	$3,471,035
Exercisable at June 30, 2025	1,255,477	$58.69	4.60	$3,471,035

NOTE 10 – STOCK-BASED COMPENSATION

In January 2021, the Company’s Board adopted the Volcon, Inc. 2021 Stock Plan, (the “2021 Plan”). The 2021 Plan is a stock-based compensation plan that provides for discretionary grants of stock options, stock awards, and restricted stock unit awards to employees, members of the Board and consultants (including restricted stock units issued prior to the adoption of the plan as further discussed below). The Company has reserved five shares of the Company’s common stock for issuance under the 2021 Plan. To the extent that an award, if forfeitable, expires, terminates or lapses, or an award is otherwise settled in cash without the delivery of shares of common stock to the participant, then any unpaid shares subject to the award will be available for future grant or issuance under the 2021 Plan. There are no shares available for issuance under the 2021 Plan as of June 30, 2025. Awards vest according to each agreement and as long as the employee remains employed with the Company or the consultant continues to provide services in accordance with the terms of the agreement.

As discussed in Note 8 above, fully vested stock options were granted to the Company’s CEO and CFO to purchase a total of 252,525 shares of the Company’s common stock at $4.56 per share. The Company recognized share-based compensation of $1,125,802 related to these stock options in the three and six months ended June 30, 2025. On July 17, 2025, the CEO and CFO amended these stock options to reset the exercise price to $10.00 per share. There will not be an impact to share-based compensation for this modification as the fair value immediately after the modification was less than the fair value immediately before the modification.

In August 2024, as part of the compensation package for the Company’s Chief Sales Officer (“CSO”), the Company granted 782 stock options outside of the 2021 Plan with an exercise price of $104.32. In June 2025, the Company cancelled these stock options and paid $4,252 to the CSO. The Company recognized a net benefit of $30,932 for the share-based compensation expense previously recognized on the unvested stock options less the cash paid.

Stock Options

The following summarizes activity relating to common stock options to employees and consultants for services during the six months ended June 30, 2025:

	Common Stock Options
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Life in years	Intrinsic Value
Outstanding at January 1, 2025	816	$14,203.20		$–
Granted	252,525	$4.56
Forfeited	–
Canceled	(782)	$104.32
Outstanding at June 30, 2025	252,559	$576.03	9.91	–
Exercisable at June 30, 2025	252,559	$576.03	9.91	$–

Total stock-based compensation recorded for the three and six months ended June 30, 2025 and 2024 for all stock-based compensation awards, has been recorded as follows:

	Three Months Ended June 30, 2025	Three Months Ended June 30, 2024	Six Months Ended June 30, 2025	Six Months Ended June 30, 2024
Cost of Goods Sold	$–	$(1,186)	$–	$(11,828)
Sales and Marketing	(35,184)	67,001	(25,132)	11,930
Product Development	–	83,733	–	126,337
General and Administrative	1,125,802	138,203	1,125,802	159,390
Total	$1,090,618	$287,751	$1,100,670	$285,829

The Company does not expect to recognize any future expense related to these options. As stated above, the inducement stock options were cancelled in June 2025 and the options granted to the Company’s CEO and CFO were fully vested and expensed upon grant. The Company expects to recognize future expense for the stock options granted in conjunction with the Private Placements as discussed in Note 13.

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

	Three months	Three months	Six months	Six months
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024

Numerator:

Net loss	$(3,899,897)	$(606,418)	$(6,360,327)	$(26,654,462)

Denominator:

Denominator for basic and diluted net loss per common share - weighted average of common shares	515,490	6,278	427,361	3,762

Basic and diluted net loss per common share	$(7.57)	$(96.59)	$(14.88)	$(7,085.18)

As discussed in Note 2 above, the Company received notice from DTCC on behalf of the brokerage firms that hold the shares of Company common stock held in “street name” that in connection with the foregoing rounding of shares the Company would need to issue 23,617 shares of common stock which were issued on May 5, 2025. If these shares had been issued as of November 19, 2024 when notice from DTCC was received, the amounts for basic and diluted net loss per common share for three and six months ended June 30, 2025 would be as follows:

	Three months	Six months
	June 30, 2025	June 30, 2025

Denominator:

Denominator for basic and diluted net loss per common share - weighted average of common shares	524,321	443,540

Basic and diluted net loss per common share	$(7.44)	$(14.34)

Common shares consisting of shares potentially dilutive as of June 30, 2025 and 2024 are as follows:

	June 30, 2025	June 30, 2024
Warrants	1,255,477	1,708
Stock options	252,559	34
Preferred Stock	–	988,069
Total	1,508,036	989,811

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

NOTE 13 - SUBSEQUENT EVENTS

Gemini Agreements:

On July 13, 2025 the Company entered into a Strategic Digital Assets Services Agreement with Gemini NuStar, LLC (“Gemini”) (the “Strategic Digital Assets Services Agreement”), pursuant to which Gemini will provide non-discretionary execution and digital asset-related informational services. These services may include market commentary, protocol updates, or other general insights as directed by the Company. Gemini does not act as an advisor, fiduciary, or investment manager to the Company, and all trading and investment decisions remain solely under the Company’s control.

Also on July 13, 2025, the Company entered into a Custodial Services Agreement (together with the Strategic Digital Assets Services Agreement, the “Gemini Agreements”) with Gemini Trust Company, LLC (“Gemini Trust”), pursuant to which the Company has engaged Gemini Trust to provide custody services of the Company’s digital asset holdings.

In connection with the Strategic Digital Assets Services Agreement with Gemini, upon the closing of the Private Placements discussed below, the Company issued warrants to purchase up to 901,542 shares of common stock to Gemini or its designees (the “Gemini Warrants”) with an exercise price of $10.00 per share and a 10-year term. The Gemini Warrants vest and become exercisable in 20% installments based upon the achievement of certain milestones tied to the VWAP of the Company’s common stock with the first 20% vesting at $10.00 and all warrants fully vesting if the VWAP reaches $30.00 (the “Applicable Vesting Schedule”). Based on the highest VWAP of the Company’s common stock since the Private Placements, 80% of these warrants have vested as of August 8, 2025.

July 2025 Private Placements

On July 17, 2025, the Company entered into (i) a securities purchase agreement (the “Cash Purchase Agreement”), by and among the Company and each purchaser party thereto, and (ii) a securities purchase agreement, (the “BTC Purchase Agreement” and, together with the Cash Purchase Agreement, the “Purchase Agreements”) by and among the Company and each purchaser party thereto pursuant to which the Company issued an aggregate of 44,414,189 shares of common stock of the Company, par value $0.00001 per share and pre-funded warrants to purchase up to an aggregate of 5,728,662 shares of common stock. The Company received aggregate gross proceeds of $501 million, before deducting cash expenses including placement agent fees and other transaction related expenses of approximately $21.0 million, which excludes the value of the warrants issued to the placement agents as discussed below. Gross proceeds included payment of 235.8279 BTC pursuant to the BTC Purchase Agreement with a value of $28.0 million, based on the spot exchange rate for Bitcoin as published by gemini.com at 8:00 pm on July 16, 2025, as prescribed in the BTC Securities Purchase Agreement.

The unfunded exercise price of each pre-funded warrant is equal to $0.00001 per underlying pre-funded warrant share. The exercise price and the number of shares of common stock issuable upon exercise of each pre-funded warrant is subject to appropriate adjustment in the event of certain stock dividends, stock splits, stock combinations, or similar events affecting the common stock. The pre-funded warrants are exercisable in cash or by means of a cashless exercise and will not expire until the date the pre-funded warrants are fully exercised. The pre-funded warrants may not be exercised if the aggregate number of shares of common stock beneficially owned by the holder thereof (together with its affiliates) immediately following such exercise would exceed a specified beneficial ownership limitation; provided, however, that a holder may increase or decrease the beneficial ownership limitation by giving notice to the Company (61 days notice for increases), but not to any percentage in excess of 9.99%.

The Company issued 163,929 warrants to purchase shares of common stock to the placement agents of the Private Placements (the “Placement Agent Warrants”) with an exercise price of $10.00 per share and a five-year term. The Placement Agents Warrants vest based on the Applicable Vesting Schedule. Based on the highest VWAP of the Company’s common stock since the Private Placements, 80% of these warrants have vested as of August 8, 2025.

In addition, concurrent with the closing of the Private Placements, the Company issued fully vested warrants to a consultant to purchase up to 25,000 shares of common stock with an exercise price of $10.00 per share of common stock.

Pursuant to the sale under the Private Placements, the Company has agreed to certain restrictions on the issuance and sale of shares of the Company’s securities for a period beginning on the date of the Purchase Agreements until the thirtieth (30th) day following the effective date of the resale registration statement (the “Registration Statement”) filed pursuant to the Registration Rights Agreement, discussed below, subject to certain exceptions including the sale of securities under the Company’s ATM program and any future ATM programs.

The Company and the Purchasers entered into a Registration Rights Agreement, dated July 17, 2025 (the “Registration Rights Agreement”), providing for the registration for resale of the common shares and the pre-funded warrant shares sold in the Private Placements and the shares underlying the Gemini Warrants, the Placement Agent Warrants and the consultant warrant issued concurrent with the Private Placements that are not then registered on an effective registration statement, pursuant to a registration statement (the “Registration Statement”) to be filed with the SEC no later than August 16, 2025. The Company has agreed to use reasonable best efforts to cause the Registration Statement to be declared effective no later than 60 days after closing of the Private Placements, and to keep the Registration Statement continuously effective from the date on which the SEC declares the Registration Statement to be effective until (i) the date on which the Purchasers shall have resold all the Registrable Securities (as such term is defined in the Registration Rights Agreement) covered thereby, or (ii) the date on which the Registrable Securities may be resold by the Purchasers without registration and without regard to any volume or manner-of-sale limitations by reason of Rule 144 as promulgated by the SEC under the Securities Act (“Rule 144”), without the requirement for the Company to be in compliance with the current public information requirement under Rule 144 or any other rule of similar effect.

The Company granted the Purchasers customary indemnification rights in connection with the Registration Rights Agreement. The Purchasers also granted the Company customary indemnification rights in connection with the Registration Rights Agreement.

In connection with the announcement of the Private Placements, the Company announced the launch of its digital asset treasury strategy, pursuant to which the Company plans to pursue a number of strategic initiatives to acquire Bitcoin and other digital assets. Through August 8, 2025 the Company has purchased Bitcoin for a total cost of approximately $472 million.

Director Appointments

In connection with the Private Placements, the Board elected Ryan Lane, Ian Read, Rohan Chauhan and Matthew Homer to serve on the Board until elections are held at the Company’s next stockholder meeting. Mr. Lane will also serve as both Chairman of the Board and Co-Chief Executive Officer.

Executive Officer Appointments:

In connection with the Private Placements, the Board appointed Mr. Lane, Timothy Silver and Brett Director to serve on the Company’s management team. Mr. Lane will serve as Co-Chief Executive Officer alongside John Kim, the Company’s current Chief Executive Officer and President. Mr. Silver will serve as Chief Operating Officer. Mr. Director will serve as Vice President of Legal.

Existing Executive Officer Employment Agreements:

In connection with the Private Placements, the Company entered into new employment agreements with each of: (a) John Kim, pursuant to which Mr. Kim agreed to continue to serve as the Company’s Co-Chief Executive Officer, president and director, and (b) Greg Endo, pursuant to which Mr. Endo agreed to continue to serve as the Company’s Chief Financial Officer and Executive Vice-President. The new employment agreements will supersede and replace the existing employment agreements between the Company and each of Mr. Kim and Mr. Endo.

Stock Option Grants

In connection with the Private Placements, the Board approved stock option grants to the members of the Board, the above named executives and other Company employees to purchase an aggregate of 6,727,188 shares of the Company’s common stock with an exercise price of $10.00 under the provisions of the Company’s 2025 Stock Plan that was approved by the Board, but remains subject to shareholder approval. These stock options have a 10-year term regardless of continued employment with the Company, provided that an employee or director is not terminated for cause. These stock options vest based on the Applicable Vesting Schedule. Of the total options granted, 1,045,807 were issued pursuant to inducement grants and are exercisable when vested. The remaining 5,681,381 stock options cannot be exercised until the 2025 Stock Plan and common shares available for issuance under the 2025 Stock Plan are approved by the stockholders of the Company. The Company intends to hold a special meeting of the stockholders prior to the end of the year at which, among other things, stockholders will be asked to approve the terms of the Company’s 2025 Stock Plan. Based on the highest VWAP of the Company’s common stock since the Private Placements, 80% of these stock options have vested as of August 8, 2025.

At-The-Market Issuance Program

On July 17, 2025, the Company entered into Amendment No. 1 to the At-The-Market Issuance Sales Agreement (the “ATM Amendment Sales Agreement”) with Aegis Capital Corp. (“Aegis”) which, among other matters, (i) increases the maximum capacity of the program by $1 billion and (ii) adjusts the fee Aegis will be paid as sales agent to 1.0% of gross proceeds of sales under the At-The-Market Issuance Sales Agreement for such additional amount. The Company filed a shelf registration statement to register the shares underlying such agreement on July 30, 2025.

Common Stock Buyback Program

On July 24, 2025, the Board approved a $100 million common stock repurchase program. The authorization is effective through July 24, 2027, subject to extension or earlier termination by the Board at any time. The shares of common stock may be repurchased from time to time in open market transactions at prevailing market prices, in privately negotiated transactions, or by other means in accordance with federal securities laws. The actual timing, number and value of shares repurchased under the program will be determined by management at its discretion and will depend on a number of factors, including the market price of the common stock, general market and economic conditions and applicable legal requirements. The repurchase program does not obligate us to purchase any particular number of shares of common stock.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is intended as a review of significant factors affecting the Company’s financial condition and results of operations for the periods indicated. This discussion and analysis should be read in conjunction with the financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and the Company’s Annual Report on Form 10-K, which contains audited financial statements of the Company as of and for the year ended December 31, 2024, previously filed with the Securities and Exchange Commission. Results for the three and six months ended June 30, 2025 are not necessarily indicative of results for the year ending December 31, 2025 or any future period.

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements. These forward-looking statements generally can be identified by the use of words such as “anticipate,” “expect,” “plan,” “could,” “may,” “believe,” “estimate,” “forecast,” “goal,” “potentially,” “project,” and other words of similar meaning All statements, other than statements related to present facts or current conditions or historical facts, contained in this Quarterly Report on Form 10-Q are forward-looking statements, including statements regarding our strategy, future operations, future financial position, including the Company's plans to pursue a number of strategic initiatives to acquire Bitcoin and other digital assets, the Company's plans to efficiently build its BTC portfolio and reposition its power sports business, the proposed real time updates on the Company’s website, the Company's ability to successfully maintain the listing of our common stock on the Nasdaq Stock Market, the development of a procurement plan for Super Sonic and the approval of the Company's 2025 Stock Plan.

Each forward-looking statement is subject to risks and uncertainties that could cause actual results to differ materially from those expressed or implied in such statement. Applicable risks and uncertainties include the risks and uncertainties regarding, among other things: our ability to change the direction of the Company; our ability to keep pace with new technology and changing market needs; the digital assets to be held by the Company; the Company’s successful implementation of its digital asset treasury strategy; changes in business, market, financial, political and regulatory conditions, risks relating to the Company’s operations and business, including the highly volatile nature of the price of Bitcoin and other cryptocurrencies; the risk that the Company’s stock price may be highly correlated to the price of the digital assets that it holds; risks related to increased competition in the industries in which the Company does and will operate; risks relating to significant legal, commercial, regulatory and technical uncertainty regarding digital assets generally; risks relating to the treatment of crypto assets for U.S. and foreign tax purpose and the competitive environment of our business. Other risks and uncertainties include those identified under the heading “Risk Factors” contained in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2024, as filed with the SEC on March 31, 2025 (as amended by Form 10-K/A filed with the SEC on April 29, 2025, as amended further by Form 10-K/A filed with the SEC on April 30, 2025), our Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, filed with the SEC on May 9, 2025, and in any subsequent filings with the SEC.

As a result of these and other factors, we may not achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. The forward-looking statements contained in this Quarterly Report on Form 10-Q reflect our views as of the date hereof. We do not assume and specifically disclaim any obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. Our business is subject to substantial risks and uncertainties, including those referenced above. Investors, potential investors, and others should give careful consideration to these risks and uncertainties.

Overview

Digital Asset Treasury Strategy

On July 17, 2025, the Company announced its entry into securities purchase agreements with certain institutional and accredited investors in private placements for the purchase and sale of an aggregate 50,142,851 shares of common stock (or pre-funded warrants in lieu thereof) at a price of $10.00 per share, for expected aggregate gross proceeds of approximately $501 million, before deducting placement agent fees and other offering expenses (the “Private Placements”). The Private Placements closed on July 21, 2025. The Company has used the net proceeds from the Private Placements to purchase or otherwise acquire Bitcoin and for the establishment of the Company’s cryptocurrency treasury operations. In connection with the announcement of the Private Placements, the Company announced the launch of its digital asset treasury strategy, pursuant to which the Company plans to pursue a number of strategic initiatives to acquire Bitcoin and other digital assets.

Electric Vehicle

We operate an all-electric, off-road powersports vehicle business. Beginning in 2021, we began efforts to sell off-road powersports vehicles beginning with an electric two-wheeled motorcycle that we discontinued in March 2025. In 2022 we introduced an E-Bike, the Brat, and continue to sell this product. In late 2024 we began selling the HF1 UTV, the MN1 Adventurer and MN1 Tradesman UTV, along with a line of upgrades and accessories.

In January 2025, we also entered into a distribution agreement with a golf cart manufacturer, Super Sonic Company Ltd. (“Super Sonic”) located in Vietnam, and a subsidiary of Odes Industry, to supply golf carts to other companies in the United States who sell golf carts.

Two-Wheeled Products

We began selling the Grunt off-road motorcycle in September 2021 and the Grunt EVO off-road motorcycle replaced the Grunt in September 2023. Due to the manufacturing cost of the Grunt EVO, we terminated the manufacturing contract for it in December 2024. As of March 31, 2025, we have sold all of the remaining Grunt EVO units.

Beginning in the second quarter of 2024, we began evaluating other potential electric motorcycle offerings. We are determining what features and specifications would be included for new offerings including considering a street legal version that would be dual purpose as an on-road/off-road motorcycle (not highway legal). We have identified one new model which we are working on developing with a third party manufacturer. We received prototypes in February 2025 and we are testing them to evaluate the feasibility to produce and sell them. Provided testing is successful and whether the product cost, including tariffs, allow for us to sell this product. We expect to start selling this product in 2026.

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

Distribution and Supplier Agreements

Exclusive Distribution Agreement

In January 2025, we signed an exclusive distribution agreement (the “Distribution Agreement”) with the manufacturer of the MN1s to distribute their golf carts in the United States and its territories. Super Sonic appointed us to act as their exclusive distributor of certain of their golf cart products (the “Products”), in the U.S. Super Sonic agreed to recommend us as the sole provider for all Products to all their customers in the U.S. Super Sonic has the right to sell non-Volcon branded Products to other customers and shall pay 5% of the order price to us. Before the end of June 2025, we agreed to provide a procurement plan, and if we fail to meet the minimum purchase requirement described in the procurement plan for two consecutive months, Super Sonic shall have the right to immediately terminate the Distribution Agreement. Through August 8, 2025, a procurement plan has not been provided and the Company is continuing to work to develop it. During the term of the Distribution Agreement, to the extent we sell any Volcon-branded products (the “Volcon Products”) that are similar to the Products, we agreed to provide Super Sonic with a right of first refusal to manufacture the Volcon Products. We may be required to issue our common stock, warrants to purchase our common stock and the right to appoint a director to our Board of Directors if certain golf cart sales volumes are attained.

Supply Agreement

On February 24, 2025, we entered into a supply agreement with Venom-EV LLC (“Venom”) to supply Venom with certain golf carts. This agreement was amended and restated on April 25, 2025 (the “Supply Agreement”). The Supply Agreement allows Venom to purchase up to $2.0 million of golf carts with payment terms of the earlier of 100 days from the date the golf carts are shipped from the manufacturer’s facility or upon sale to Venom’s dealers or to consumers. These golf carts will be purchased through a manufacturer specified in the Supply Agreement and we will receive consideration of the cost of the golf carts plus a five percent margin. We received an initial order from Venom for $2.0 million golf carts and paid a deposit to the manufacturer of $0.6 million on May 2, 2025. The remaining $1.4 million will be paid as golf carts are completed and ready for shipment which is expected to be in the third quarter of 2025.

Customers

Dealers

We sell our products through powersports dealers, bicycle retailers, and golf cart dealers. As of August 8, 2025, we have 93 active powersports dealers, 23 active bicycle dealers and 16 golf cart dealers. For dealers who qualify for credit, we offer dealers payment terms of 30 to 90 days to make larger purchases of our vehicles provided their order is within their established credit limit. For dealers that do not qualify for credit, they must pay for their order prior to shipment. Powersports dealers can order any of our available products, bicycle retailers can order the Brat, and golf cart dealers can order either version of the MN1. In May 2025, we entered into a floor plan financing arrangement with a financial institution for a total of $3.5 million in available financing to dealers who qualify under the floor plan providers credit policies. We placed a $2.0 million certificate of deposit with the floor plan providers financial institution that will mature in June 2026. In May 2025 we notified our accounts receivable factoring provider that we would terminate this arrangement when it expires in November 2025. We have agreements with third party financing companies to provide financing to qualified customers of dealers or customers purchasing from our website. There is no recourse to us or the dealer if the customer defaults on the financing agreement with the third party.

Consumers

Consumers can purchase the Brat from our website and have it delivered to a location of their choosing in the continental U.S.

International Distributors

We also sell our two-wheel products internationally through importers. Each importer buys vehicles by the container and sells vehicles and accessories to local dealers or directly to consumers. Payment for orders is required in advance of shipment, except in a few limited instances. Local dealers or the importer will provide warranty and repair services for vehicles purchased in their country. As of August 8, 2025, we have signed agreements with six importers in Latin America, one importer for the Caribbean Region, collectively referred to herein as the LATAM importers, and one importer each in New Zealand, Australia and Japan to sell our two-wheel vehicles and accessories in their assigned countries/markets. In 2025, we expect to expand our global sales of our vehicles and accessories beyond our current distributor base and offer our four-wheel products to these customers.

Manufacturers

We outsource the manufacturing of all our vehicles and accessories to third party manufacturers and suppliers. The estimated fulfillment of all two-wheeled and UTV orders we have received, or will receive, assumes that our third party manufacturers can successfully meet our order quantities and deadlines. We have experienced delays due to our third party manufacturers being unable to timely meet our order deadlines, and there is no assurance that we will not experience delays in the future until such time as we are able to source products from multiple manufacturers or from larger, more established manufacturers. If they are unable to satisfy orders on a timely basis, our customers may cancel their orders. Also, due to the limited number of third party manufacturers who manufacture our products, if any one of them experiences financial hardship and cannot manufacture our products, our customers may cancel their orders which will harm our sales. All of our products are manufactured internationally Due to new and increased tariffs and other trade policies introduced or threatened by the U.S. government since the beginning of 2025, we expect that the cost of our products will increase and may increase further if additional changes in import laws or tariffs occur. We could also experience delays in receiving shipments of our products if there are delays in getting carriers to ship our products or delays at the port of entry.

Results of Operations

The following financial information is for the three and six months ended June 30, 2025 and 2024.

	Three Months Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024

Revenue	$702,936	$940,863	$1,438,985	$1,974,411
Cost of goods sold	(851,476)	(3,113,429)	(1,632,859)	(4,735,009)
Gross margin	(148,540)	(2,172,566)	(193,874)	(2,760,598)

Operating expenses:
Sales and marketing	622,772	543,671	1,133,729	1,304,235
Product development	221,159	805,550	609,681	1,620,495
General and administrative expenses	2,879,335	2,007,514	4,440,993	4,088,308
Total operating expenses	3,723,266	3,356,735	6,184,403	7,013,038

Loss from operations	(3,871,806)	(5,529,301)	(6,378,277)	(9,773,636)

Interest and other expenses	(28,091)	4,922,883	17,950	(16,880,826)

Net loss	$(3,899,897)	$(606,418)	$(6,360,327)	$(26,654,462)

Revenue

Revenue for the three months ended June 30, 2025 was $702,936 which represents sales of Brats of $202,998, HF1s of $307,198, MN1-Adventurers of $74,461, MN1-Tradesman of $123,884, and accessories and parts of $26,992.

Revenue for the six months ended June 30, 2025 was $1,438,985 which represents sales of Grunt EVOs of $304,905, Brats of $302,456, HF1s of $449,319, MN1-Adventurers of $166,178, MN1-Tradesman of $157,683, and accessories and parts of $51,337.

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

We expect revenue to decrease in the three months ended September 30, 2025 due to lower finished good inventory as we await completion and shipment of inventory on order at third party manufacturers.

Cost of Goods Sold

Cost of goods sold for the three months ended June 30, 2025 was $851,476, including payroll costs of $122,415 for employees performing product fulfillment, logistics management, and service and warranty and facilities costs of $121,279. Inventory adjustments were $76,573 and warranty expense was a benefit of $69,371 due to the expiration of product warranties and resulting reversal of warranty accrual. Product costs were $41,339 for Grunt EVOs, $190,072 for Brats, $206,684 for HF1s, and $225,186 for MN1s.

Cost of goods sold for the six months ended June 30, 2025 was $1,632,859, including payroll costs of $208,668 for employees performing product fulfillment, logistics management, and service and warranty and facilities costs of $245,143. Inventory adjustments were $84,822 offset by a benefit of $74,184 due to the expiration of product warranties and resulting reversal of warranty accrual. Product costs were $265,620 for Grunt EVOs, $309,861 for Brats, $332,785 for HF1s and $356,623 for MN1s.

Cost of goods sold for the three months ended June 30, 2024 were $3,113,429, including payroll costs of $72,466 for employees performing product fulfillment, logistics management, and service and warranty. Product costs for Brats and Grunt EVOs sold during the period were $221,624 and $292,561, respectively. Stag product costs were $490,622 which includes an expense of $16,617 for the future delivery of vehicles to a customer where the Company agreed to provide additional units at a sales price less than the manufactured cost of the units. Youth product costs were $140,827 and, due to the settlement agreement with Torrot, the remaining Youth finished goods inventory of $57,262 was written off as Empery Digital can no longer sell Torrot/Volcon Youth finished goods after June 30, 2024. Facilities costs related to operations were $104,976. Loss on disposal of Stag tooling was $466,481 which represent tooling costs which were determined to be impaired due to the limited margin expected to be realized on Stag sales. The Company also recognized an expense of $1,117,429 for a settlement agreement with a vendor who supplies certain suspension components for the Stag. The Company will pay for excess raw materials purchased by the vendor based on an early production forecast initially provided to the vendor, which was subsequently revised.

Cost of goods sold for the six months ended June 30, 2024 were $4,735,009, including payroll costs of $166,786 for employees performing product fulfillment, logistics management, and service and warranty. Product costs for Brats and Grunt EVOs, sold during the period were $804,174 and $636,542, respectively. Stag product costs were $719,515, which includes an expense of $112,168 for the already delivered and future delivery of vehicles to a customer where the Company agreed to provide additional units at a sales price less than the manufactured cost of the units and, due to the settlement agreement with Torrot, the remaining Youth finished goods inventory of $57,262 was written off as Empery Digital can no longer sell Torrot/Volcon Youth finished goods after June 30, 2024. Facilities costs related to operations were $210,926. Loss on disposal of Stag tooling, as noted above, was $466,481 and in the first quarter of 2024, the Company recorded a loss on disposal in the amount of $155,621 for the write off of Grunt EVO tooling. As discussed above, the Company recognized an expense of $1,117,429 for a settlement with a vendor.

For the remainder of 2025 we expect cost of goods sold to decrease due to lower revenue as noted above.

Sales and Marketing Expense

Sales and marketing expenses relate to costs to increase exposure and awareness for our products and developing our network of U.S. dealers and international distributors.

Sales and marketing expenses were $622,772 for the three months ended June 30, 2025 and were primarily related to expenses associated with promoting our products and brand of $259,524, employee payroll costs of $167,318, and professional fees of $59,069 for fees paid to a third party distributor, third party sales consultants and legal fees and depreciation expense of $92,511 primarily for demonstration vehicles used to promote our products.

Sales and marketing expenses were $1,133,729 for the six months ended June 30, 2025 and were primarily related to expenses associated with promoting our products and brand of $361,041 employee payroll costs of $365,637, and professional fees of $131,620 for fees paid to a third party distributor, third party sales consultants and legal fees. Travel expenses were $61,713 and depreciation expense of $103,555 primarily for demonstration vehicles used to promote our products.

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

Sales and marketing expenses were $1,304,235 for the six months ended June 30, 2024 and were primarily related to expenses associated with promoting our products and brand of $408,773, employee payroll costs of $574,378, including $112,500 for severance costs for our former Chief Marketing Officer (“CMO”), which was partially offset by stock-based compensation benefit of $55,071 for cancellation of unvested share-based awards to the CMO and other marketing employees whose positions were eliminated in the period. Travel expenses related to roadshows showcasing the Stag and EVO were $51,966 and facilities costs were $52,803. Professional fees for legal and consulting services were $84,336. Depreciation expense was $49,935 and bad debt expense was reduced by $16,378 due to collection of previously expensed customer accounts.

For the remainder of 2025 we expect sales and marketing expenses to increase as we increase spending to establish the Empery Digital brand and stock-based compensation for stock options granted to sales personnel and a marketing consultant in the Private Placements as discussed in Note 13 to the condensed consolidated financial statements.

Product Development Expense

Product development expenses relate to the development and testing of our products and process to manufacture these products.

Product development expenses were $221,159 for the three months ended June 30, 2025 and were primarily related to expenses associated with employee payroll costs of $140,522, and facilities costs of $47,432.

Product development expenses were $609,681 for the six months ended June 30, 2025 and were primarily related to expenses associated with employee payroll costs of $389,876, depreciation expense of $36,432 and facilities costs of $104,214.

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

For the remainder of 2025 we expect product development costs related to employee costs to decrease due to fewer products in development subsequent to June 30, 2025 offset by an increase for stock-based compensation for stock options granted to product development personnel in the Private Placements as discussed in Note 13 to the condensed consolidated financial statements.

General and Administrative Expense

General and administrative expenses relate to costs for our finance, accounting and administrative functions to support the development, manufacturing and sales of our products.

General and administrative expenses were $2,879,335 for the three months ended June 30, 2025, and were primarily related to expenses associated with employee payroll costs of $541,424, stock-based compensation of $1,125,802 for share-based awards granted to employees, professional fees of $190,954 (including auditor fees of $23,175, legal fees of $127,135 and consulting fees of $40,644), software costs of $121,655, insurance costs of $454,371 and travel expenses of $65,805. Public company expense costs of $123,147, annual meeting costs of $74,450 and Board compensation expense of $50,000.

General and administrative expenses were $4,440,993 for the six months ended June 30, 2025, and were primarily related to expenses associated with employee payroll costs of $1,091,826, stock-based compensation of $1,125,802 for share-based awards granted to employees, professional fees of $451,142 (including auditor fees of $100,425, legal fees of $185,832 and consulting fees of $164,884), software costs of $245,284, insurance costs of $904,759, and travel expenses of $90,050. Public company expense costs of $130,988, annual meeting costs of $74,450 and Board compensation expense of $100,000.

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

For the remainder of 2025 we expect general and administrative expenses to increase, primarily due to stock-based compensation for stock options granted to general and administrative personnel in the Private Placements as discussed in Note 13 to the condensed consolidated financial statements and increased legal and professional fees, as we establish our digital asset strategy.

Interest and Other Expenses

Interest and other income/expenses for the three months ended June 30, 2025 was insignificant.

Interest and other income/expenses for the six months ended June 30, 2025 was insignificant.

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

Net Loss

Net loss for the three and six months ended June 30, 2025 was $3,899,897 and $6,360,327, respectively.

Net loss for the three and six months ended June 30, 2024, was $606,418 and $26,654,462, respectively.

Liquidity and Capital Resources

On June 30, 2025, we had cash, cash equivalents and restricted cash of $11.9 million, including $0.1 million of restricted cash, and we had working capital of $13.0 million. Since inception we have funded our operations from proceeds from debt and equity sales.

Cash used in operating activities

Net cash used in operating activities was $7.2 million for the six months ended June 30, 2025 and includes all of our operating costs, except non-cash costs of depreciation and amortization, loss on change in derivative financial liabilities all of which were insignificant for the period and stock-based compensation of $1.1 million. Significant uses/contributions of cash used in operating activities includes a decrease of $0.2 million in inventory and inventory deposits, a decrease of $0.2 million in accounts payable, and a decrease of $1.5 million in accrued liabilities primarily due to payments on vendor settlements, $0.2 million used to pay our lease liabilities and $0.2 million for fulfillment of sales where customers had previously placed deposits.

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

Cash used in investing activities

Net cash used in investing activities was $2.2 million for the six months ended June 30, 2025, primarily consisting of the purchase of a certificate of deposit $2.0 million as collateral for our dealer floor plan financing and $0.2 million for purchases of equipment and tooling.

Net cash used in investing activities was $0.2 million for the six months ended June 30, 2024, primarily consisting of $0.3 million of purchases of equipment and tooling offset by $0.1 million received from an insurance settlement for a vehicle that was totaled in the period.

Cash provided by financing activities

Cash provided by financing activities for the six months ended June 30, 2025, was $19.0 million and was primarily related to proceeds of $8.8 million from the sale of our common stock from the At the Market offering, proceeds of $10.7 million from the sale of common stock units and pre-funded warrant units, partially offset by share repurchases of $0.5 million.

Cash provided by financing activities for the six months ended June 30, 2024, was $2.3 million and was primarily related to the net proceeds from the issuance of the May 2024 Senior Notes and May 2024 Note Warrants.

As of June 30, 2025, we had incurred an accumulated deficit of $172.7 million since inception.

As discussed further in Note 13 to the condensed consolidated financial statements, on July 21, 2025 the Company completed the Private Placements sale of 50,142,851 shares of common stock (or pre-funded warrants in lieu thereof) at a price of $10.00 per share, for aggregate gross proceeds of over $501 million which includes the settlement of certain purchasers using Bitcoin valued at $28.0 million and net proceeds of $481 million. The Company intends to use these proceeds to purchase Bitcoin under its cryptocurrency treasury strategy and to fund operations.

Management anticipates that our cash on hand as of June 30, 2025, plus cash expected to be generated from operations and the cash received from the Private Placements will be sufficient to fund planned operations beyond one year from the date of the issuance of the financial statements as of and for the six months ended June 30, 2025.

JOBS Act Accounting Election

The Jumpstart Our Business Startups Act of 2012, as amended (the “JOBS Act”) provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act, for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have irrevocably elected not to avail ourselves of this extended transition period and, as a result, we will adopt new or revised accounting standards on the relevant dates on which adoption of such standards is required for other public companies.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) are designed to ensure that information required to be disclosed by us in reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the appropriate time periods, and that such information is accumulated and communicated to one of our Co-Chief Executive Officers, who serve as our principal executive officer, and Chief Financial Officer, who serve as our principal financial officer, as appropriate, to allow timely discussions regarding required disclosure. We, under the supervision of and with the participation of our management, including our Co-Chief Executive Officers and Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures.

Based on that evaluation, our Co-Chief Executive Officers and Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures were not effective as of June 30, 2025 to provide assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to management as appropriate, to allow timely decisions regarding disclosures as we have previously missed filing certain forms timely and we have not implemented and tested controls and procedures to conclude that we have remediated this deficiency. Notwithstanding this conclusion, we believe that our unaudited consolidated financial statements contained in this Quarterly Report fairly present our financial position, results of operations and cash flows for the periods covered thereby in all material respects. Management is working to identify corrective actions for the weakness and will periodically re-evaluate the need to add personnel and implement improved review procedures.

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting during the three months ended June 30, 2025, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 1A. RISK FACTORS

You should carefully review and consider the information regarding certain factors that could materially affect our business, financial condition or future results included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, filed with the SEC on March 31, 2025 (as amended by Form 10-K/A filed with the SEC on April 29, 2025, as amended further by Form 10-K/A filed with the SEC on April 30, 2025), our Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, filed with the SEC on May 9, 2025, (each of which is accessible on the SEC’s website at www.sec.gov) and as set forth below.

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

On May 13, 2025, the Company received a notice from Nasdaq that it was not in compliance with Nasdaq’s Listing Rule 5550(a)(2), as the minimum bid price of its common stock had been below $1.00 per share for 30 consecutive business days. The Company submitted a hearing request to Nasdaq’s Hearings Department for this matter, which stayed the suspension of the Company’s common stock. The Company participated in a hearing with Nasdaq’s Hearings Department on June 24, 2025. On July 17, 2025, Nasdaq informed the Company that it had regained compliance with the above listing rules but will need to continue to remain in compliance with the minimum bid price rule through November 10, 2025 in order to avoid delisting.

In the event that the Company does not maintain compliance our common stock would be delisted from Nasdaq and trading of our common stock could be conducted only in the over-the-counter market or on an electronic bulletin board established for unlisted securities such as the Pink Sheets or the OTC Bulletin Board. In such an event, it could become more difficult to dispose of, or obtain accurate price quotations for, our common stock, and there would likely also be a reduction in our coverage by securities analysts and the news media, which could cause the price of our common stock to decline further. Also, it may be difficult for us to raise additional capital if we are not listed on a major exchange.

We are subject to risks associated with our reliance on foreign manufacturing, suppliers and imports for our products.

We procure the majority of our vehicles from suppliers located in Asia, including China and Vietnam. As a result, our business highly depends on global trade, as well as trade and other factors that impact the specific countries where our suppliers’ and partners’ manufacturing facilities are located. Our future success will depend in large part upon our ability to maintain our existing foreign supplier and partner relationships and to develop new ones based on the requirements of our business and any changes in trade dynamics that might dictate changes in the locations for sourcing of products.

Events that have in the past and could in the future cause disruptions to our supply chain include but are not limited to, the imposition of additional trade laws or regulations; public health crises; political instability, international conflicts, acts of terrorism or natural disasters; the imposition of additional duties, tariffs and other charges on imports and exports; foreign currency fluctuations; theft; and restrictions on the transfer of funds. The occurrence of any of the foregoing could materially increase the cost and reduce or delay the supply of our products, which could materially and adversely affect our business, financial condition, results of operations, liquidity and stock price.

All of our vehicles imported into the United States are subject to import taxes or costs, including new or increased tariffs, or similar duties, some of which could be applied retroactively, and modification to or withdrawal from free trade agreements or trade relationships, could increase the cost of the products that we distribute. For example, Since the beginning of 2025, the U.S. government has announced several different measures regarding tariffs, including the imposition of new tariffs on products imported into the U.S. from a number of countries, including Vietnam, and China, and could propose additional tariffs or increases to those already in place. For example, after announcing proposed blanket tariff rates of 46% on imports from Vietnam in April 2025, the U.S. and Vietnam governments announced a trade deal between the countries that imposes 20% tariffs on all products imported to the U.S. from Vietnam. These tariffs, as well as a government’s adoption of “buy national” and similar policies or retaliation by another government against such tariffs or policies could introduce significant uncertainty into the market and may affect the prices of and supply of the products available to us. Tariffs also can impact our or our suppliers’ ability to source product efficiently or create other supply chain disruptions. We may not be able to fully or substantially mitigate the impact of these or future tariffs, pass price increases on to our customers or secure adequate alternative sources of vehicles, which would have a material adverse effect on our business, operating results and financial performance.

We also face uncertainty in the interpretation of new tariffs and their applicability, including with respect to customs valuation, product classification and country-of-origin determinations. Although we and our vendors seek to comply with applicable customs laws and regulations, the application of rules regarding new tariffs can be subject to varying interpretations or future re-interpretations. It is possible that U.S. Customs and Border Protection or other relevant authorities could, upon review or audit, disagree with the valuation, rules of origin or classification methods applied to certain merchandise. Any such disagreement could result in the retroactive assessment of additional duties with interest, the imposition of penalties, or other enforcement actions without the ability to mitigate such penalties, thereby adversely affecting our operations or financial results.

The Company has and intends to continue to use the net proceeds from the Private Placements to purchase or otherwise acquire Bitcoin, the price of which has been, and will likely continue to be, highly volatile. The Company’s operating results and share price may significantly fluctuate, including due to the highly volatile nature of the price of such digital assets and erratic market movements.

We have been, and intend to continue to use the net proceeds from the Private Placements to purchase or otherwise acquire Bitcoin and for the establishment of the Company’s cryptocurrency treasury operations. Digital assets generally are highly volatile assets. In addition, digital assets do not pay interest or other returns and so the ability to generate a return on investment from the net proceeds of any capital raises will depend on whether there is appreciation in the value of digital assets following our purchases of digital assets with the net proceeds from such capital raisings. Future fluctuations in digital asset trading prices may result in our converting digital assets into cash with a value substantially below what we paid for such digital assets.

Bitcoin and other digital assets are novel assets, and are subject to significant legal, commercial, regulatory and technical uncertainty, which could materially adversely affect the Company’s financial position, operations and prospects.

Bitcoin and other digital assets are relatively novel and are subject to significant uncertainty, which could adversely impact their price. The application of state and federal securities laws and other laws and regulations to digital assets is unclear in certain respects, and it is possible that regulators in the United States or foreign countries may interpret or apply existing laws and regulations in a manner that adversely affects the price of Bitcoin or other digital assets.

The U.S. federal government, states, regulatory agencies, and foreign countries may also enact new laws and regulations, or pursue regulatory, legislative, enforcement or judicial actions, that could materially impact the price of Bitcoin or the ability of individuals or institutions such as us to own or transfer Bitcoin. For example, the U.S. executive branch, SEC, the European Union’s Markets in Crypto Assets Regulation, among others, have been active in recent years, and in the U.K., the Financial Services and Markets Act 2023, or FSMA 2023 became law. It is not possible to predict whether, or when, any of these developments will lead to Congress granting additional authorities to the SEC, Commodity Futures Trading Commission (“CFTC”), or other regulators, or whether, or when, any other federal, state or foreign legislative bodies will take any similar actions. It is also not possible to predict the nature of any such additional authorities, how additional legislation or regulatory oversight might impact the ability of digital asset markets to function or the willingness of financial and other institutions to continue to provide services to the digital assets industry, nor how any new regulations or changes to existing regulations might impact the value of digital assets generally and Bitcoin specifically. The consequences of increased regulation of digital assets and digital asset activities could adversely affect the market price of Bitcoin and in turn adversely affect the market price of our common stock.

Moreover, the risks of engaging in a digital asset treasury strategy are relatively novel and have created, and could continue to create complications due to the lack of experience that third parties have with companies engaging in such a strategy, such as increased costs of director and officer liability insurance or the potential inability to obtain such coverage on acceptable terms in the future.

The growth of the digital assets industry in general, and the use and acceptance of Bitcoin in particular, may also impact the price of Bitcoin and is subject to a high degree of uncertainty. The pace of worldwide growth in the adoption and use of Bitcoin may depend, for instance, on public familiarity with digital assets, ease of buying, accessing or gaining exposure to Bitcoin, institutional demand for Bitcoin as an investment asset, the participation of traditional financial institutions in the digital assets industry, consumer demand for Bitcoin as a means of payment, and the availability and popularity of alternatives to Bitcoin. Even if growth in Bitcoin adoption occurs in the near or medium-term, there is no assurance that Bitcoin usage will continue to grow over the long-term.

Because Bitcoin has no physical existence beyond the record of transactions on the Bitcoin blockchain, a variety of technical factors related to the Bitcoin blockchain could also impact the price of Bitcoin. For example, malicious attacks by miners, inadequate mining fees to incentivize validating of Bitcoin transactions, hard “forks” of the Bitcoin blockchain into multiple blockchains, and advances in digital computing, algebraic geometry, and quantum computing could undercut the integrity of the Bitcoin blockchain and negatively affect the price of Bitcoin. The liquidity of Bitcoin may also be reduced and damage to the public perception of Bitcoin may occur, if financial institutions were to deny or limit banking services to businesses that hold Bitcoin, provide Bitcoin-related services or accept Bitcoin as payment, which could also decrease the price of Bitcoin. Similarly, the open-source nature of the Bitcoin blockchain means the contributors and developers of the Bitcoin blockchain are generally not directly compensated for their contributions in maintaining and developing the blockchain, and any failure to properly monitor and upgrade the Bitcoin blockchain could adversely affect the Bitcoin blockchain and negatively affect the price of Bitcoin.

The liquidity of Bitcoin may also be impacted to the extent that changes in applicable laws and regulatory requirements negatively impact the ability of exchanges and trading venues to provide services for Bitcoin and other digital assets.

Changes in regulatory interpretations could require us to register as a money services business or money transmitter, leading to increased compliance costs or operational shutdowns.

The regulatory regime for digital assets in the U.S. and elsewhere is uncertain. The Company may be unable to effectively react to proposed legislation and regulation of digital assets, which could adversely affect its business.

If regulatory changes or interpretations require us to register as a money services business with FinCEN under the U.S. Bank Secrecy Act, or as a money transmitter under state laws, we may be subject to extensive regulatory requirements, resulting in significant compliance costs and operational burdens. In such a case, we may incur extraordinary expenses to meet these requirements or, alternatively, may determine that continued operations are not viable. If we decide to cease certain operations in response to new regulatory obligations, such actions could occur at a time that is unfavorable to investors.

Multiple states have implemented or proposed regulatory frameworks for digital asset businesses. Compliance with such state-specific regulations may increase costs or impact our business operations. Further, if we or our service providers are unable to comply with evolving federal or state regulations, we may be forced to dissolve or liquidate certain operations, which could materially impact our investors.

If any of the digital assets that we hold are classified as a security, we may be subject to extensive regulation, which could result in significant costs or force us to cease operations.

Regulatory changes or interpretations that classify digital assets that we hold as a security under the Securities Act of 1933, as amended, or Investment Company Act of 1940, as amended (the “Investment Company Act”), could require us to register and comply with additional regulations. Compliance with these requirements could impose extraordinary, non-recurring expenses on our business. If the costs and regulatory burdens become too great, we may be forced to modify or cease certain operations, which could be detrimental to our investors.

The SEC has previously indicated that certain digital assets may be considered securities depending on their structure and use. Future developments could change the legal status of digital assets that we may hold, requiring us to comply with securities laws. If we fail to do so, we may be forced to discontinue some or all of our business activities, negatively impacting investments in our securities.

If the SEC or other regulators determine that digital assets that we may hold qualify as securities, we may be required to register as an investment company under the Investment Company Act. This classification would subject us to additional periodic reporting, disclosure requirements, and regulatory compliance obligations, significantly increasing our operational costs. In addition, if Bitcoin or another digital asset we hold were determined to constitute a security for purposes of the federal securities laws, we would likely take steps to reduce the percentage of Bitcoin or such other digital assets that constitute investment assets under the Investment Company Act. These steps may include, among others, selling Bitcoin that we might otherwise hold for the long term and deploying our cash in non-investment assets, and we may be forced to sell our Bitcoin or other digital assets at unattractive prices.

Although we do not currently engage in investing, reinvesting, or trading securities, and we do not hold ourselves out as an investment company, we could inadvertently be deemed one under the Investment Company Act. If we are unable to rely on an exclusion, we would be required to register with the SEC, which could impose additional financial and regulatory burdens.

Further, state regulators may conclude that the digital assets we hold are securities under state laws, requiring us to comply with state-specific securities regulations. States like California have stricter definitions of “investment contracts” than the SEC, increasing the risk of additional regulatory scrutiny.

The classification of digital assets that we hold as a commodity could subject us to additional CFTC regulation, resulting in significant compliance costs or the cessation of certain operations.

Under current interpretations, Bitcoin is classified as a commodity under the Commodity Exchange Act and is subject to regulation by the CFTC. If our activities require CFTC registration, we may be required to comply with extensive regulatory obligations, which could result in significant costs and operational disruptions. Additionally, current and future legislative or regulatory developments, including new CFTC interpretations, could further impact how Bitcoin and Bitcoin derivatives are classified and traded.

If Bitcoin is further regulated as a commodity, we may be required to register as a commodity pool operator and register the Company as a commodity pool with the CFTC through the National Futures Association. Compliance with these additional regulatory requirements could result in substantial, non-recurring expenses, adversely affecting an investment in our securities. If we determine not to comply with such regulations, we may be forced to cease certain operations, which could negatively impact our investors.

We are not subject to legal and regulatory obligations that apply to investment companies such as mutual funds and exchange-traded funds, or to obligations applicable to investment advisers.

Mutual funds, ETFs and their directors and management are subject to extensive regulation as “investment companies” and “investment advisers” under U.S. federal and state law; this regulation is intended for the benefit and protection of investors. We are not subject to, and do not otherwise voluntarily comply with, these laws and regulations. This means, among other things, that the execution of our changes to our digital asset strategy, our use of leverage, our ability to engage in transactions with affiliated parties and our operating and investment activities generally are not subject to the extensive legal and regulatory requirements and prohibitions that apply to investment companies and investment advisers.

Due to the unregulated nature and lack of transparency surrounding the operations of many digital asset trading venues, digital asset trading venues may experience greater fraud, security failures or regulatory or operational problems than trading venues for more established asset classes, which may result in a loss of confidence in digital asset trading venues and adversely affect the value of digital assets, and the Company’s financial position, operations and prospects.

Digital asset trading venues are relatively new and, in many cases, unregulated. Furthermore, there are many digital asset trading venues that do not provide the public with significant information regarding their ownership structure, management teams, corporate practices and regulatory compliance. As a result, the marketplace may lose confidence in digital asset trading venues, including prominent exchanges that handle a significant volume of such trading and/or are subject to regulatory oversight, in the event one or more digital asset trading venues cease or pause for a prolonged period the trading of digital assets, or experience fraud, significant volumes of withdrawal, security failures or operational problems.

Negative perception, a lack of stability in the broader digital asset markets and the closure, temporary shutdown or operational disruption of digital asset trading venues, lending institutions, institutional investors, institutional miners, custodians, or other major participants in the digital asset ecosystem, due to fraud, business failure, cybersecurity events, government-mandated regulation, bankruptcy, or for any other reason, may result in a decline in confidence in digital assets and the broader digital asset ecosystem and greater volatility in the price of digital assets. The price of our listed securities may be affected by the value of our future digital asset holdings, and the failure of a major participant in the ecosystem could have a material adverse effect on the market price of our listed securities.

Our historical financial statements do not reflect the potential variability in earnings that we may experience in the future relating to our proposed holdings of digital assets. Accordingly, it may be difficult to evaluate the Company’s business and future prospects, and the Company may not be able to achieve or maintain profitability in any given period.

Our historical financial statements do not fully reflect the potential variability in earnings that we may experience in the future from holding or selling digital assets. The price of digital assets generally has historically been subject to dramatic price fluctuations and is highly volatile. We will need to perform an analysis each quarter to identify whether events or changes in circumstances indicate that our digital assets are impaired. As a result, volatility in our earnings may be significantly more than what we experienced in prior periods.

Digital asset holdings are less liquid than cash and cash equivalents and may not be able to serve as a source of liquidity for us to the same extent as cash and cash equivalents.

Historically, the digital asset market has been characterized by significant volatility in price, limited liquidity and trading volumes compared to sovereign currencies markets, relative anonymity, a developing regulatory landscape, potential susceptibility to market abuse and manipulation, compliance and internal control failures at exchanges, and various other risks inherent in its entirely electronic, virtual form and decentralized network. During times of market instability, we may not be able to sell our digital assets at favorable prices or at all. As a result, digital asset holdings may not be able to serve as a source of liquidity for us to the same extent as cash and cash equivalents. Further, digital assets we hold with our custodians and transact with our trade execution partners does not enjoy the same protections as are available to cash or securities deposited with or transacted by institutions subject to regulation by the Federal Deposit Insurance Corporation or the Securities Investor Protection Corporation. Additionally, we may be unable to enter into term loans or other capital raising transactions collateralized by our unencumbered digital assets or otherwise generate funds using our digital asset holdings, including in particular during times of market instability or when the price of digital assets has declined significantly. If we are unable to sell our digital assets, enter into additional capital raising transactions, including capital raising transactions using Bitcoin as collateral, or otherwise generate funds using our Bitcoin holdings, or if we are forced to sell our digital assets at a significant loss, in order to meet our working capital requirements, our business and financial condition could be negatively impacted.

Digital asset lending arrangements may expose us to risks of borrower default, operational failures and cybersecurity threats.

Although we are not initially planning to lend Bitcoin, from time to time, we may generate income through lending of digital assets, which carries significant risks. The volatility of such digital assets increases the likelihood that borrowers may default due to market downturns, liquidity crises, fraud or other financial distress. These lending transactions may be unsecured, and so may be subordinated to secured debt of the borrower. If a borrower becomes insolvent, we may be unable to recover the loaned Bitcoin, leading to substantial financial losses.

Additionally, digital asset lending platforms are vulnerable to operational and cybersecurity risks. Technical failures, software bugs or system outages could disrupt lending activities, delay transactions or result in inaccurate record-keeping. Cybersecurity threats, including hacking, phishing and other malicious attacks, pose further risks, potentially leading to the loss, theft or misappropriation of our loaned Bitcoin. A successful cyberattack or security breach could materially and adversely impact our financial position, reputation and ability to conduct future lending activities.

Intellectual property disputes related to the open-source structure of digital asset networks exposes us to risks related to software development, security vulnerabilities and potential disruptions to digital asset technology could threaten our ability to operate.

Digital asset networks are open-source projects and, although there may be an influential group of leaders in the network community, generally there is no official developer or group of developers that formally controls the digital asset network. Without guaranteed financial incentives, there may be insufficient resources to address emerging issues, upgrade security or implement necessary improvements to the network in a timely manner. If the digital asset network’s software is not properly maintained or developed, it could become vulnerable to security threats, operational inefficiencies and reduced trust, all of which could negatively impact the digital assets’ long-term viability and our business.

The lack of legal recourse and insurance for digital assets increases the risk of total loss in the event of theft or destruction.

Digital assets that we acquire will not be insured against theft, loss or destruction. If an event occurs where we lose our digital assets, whether due to cyberattacks, fraud or other malicious activities, we may not have any viable legal recourse or ability to recover the lost assets. Unlike funds held in insured banking institutions, our digital assets are not protected by the Federal Deposit Insurance Corporation or the Securities Investor Protection Corporation. If our digital assets are lost under circumstances that render another party liable, there is no guarantee that the responsible party will have the financial resources to compensate us. As a result, we and our stockholders could face significant financial losses.

The Company will face risks relating to the custody of its digital assets. If we or our third party service providers experience a security breach or cyberattack and unauthorized parties obtain access to our digital assets, or if our private keys are lost or destroyed, or other similar circumstances or events occur, we may lose some or all of our digital assets and our financial condition and results of operations could be materially adversely affected.

We expect our primary counterparty risk with respect to our Bitcoin will be custodian performance obligations under the custody arrangements we enter into. A series of recent high-profile bankruptcies, closures, liquidations, regulatory enforcement actions and other events relating to companies operating in the digital asset industry, the closure or liquidation of certain financial institutions that provided lending and other services to the digital assets industry, SEC enforcement actions against other providers, or placement into receivership or civil fraud lawsuit against digital asset industry participants have highlighted the perceived and actual counterparty risk applicable to digital asset ownership and trading. Legal precedent created in these bankruptcy and other proceedings may increase the risk of future rulings adverse to our interests in the event one or more of our custodians becomes a debtor in a bankruptcy case or is the subject of other liquidation, insolvency or similar proceedings.

While our custodians will be subject to regulatory regimes intended to protect customers in the event of a custodial bankruptcy, receivership or similar insolvency proceeding, no assurance can be provided that our custodially-held Bitcoin will not become part of the custodian’s insolvency estate if one or more of our custodians enters bankruptcy, receivership or similar insolvency proceedings. Additionally, if we pursue any strategies to create income streams or otherwise generate funds using our Bitcoin holdings, we would become subject to additional counterparty risks. We will need to carefully evaluate market conditions, including price volatility as well as service provider terms and market reputations and performance, among others, prior to implementing any such strategy, all of which could effect our ability to successfully implement and execute on any such future strategy. These risks, along with any significant non-performance by counterparties, including in particular the custodian or custodians with which we will custody substantially all of our Bitcoin, could have a material adverse effect on our business, prospects, financial condition, and operating results.

The irreversibility of digital asset transactions exposes us to risks of theft, loss and human error, which could negatively impact our business.

Digital asset transactions are not, from an administrative perspective, reversible without the consent and active participation of the recipient of the transaction or, in theory, control or consent of a majority of the processing power on that digital asset network. Once a transaction has been verified and recorded in a block that is added to the blockchain, an incorrect transfer of digital assets or a theft of digital assets generally will not be reversible, and we may not be capable of seeking compensation for any such transfer or theft.

Although we plan to regularly transfer digital assets to or from vendors, consultants and services providers, it is possible that, through computer or human error, or through theft or criminal action, such assets could be transferred in incorrect amounts or to unauthorized third parties.

To the extent we are unable to seek a corrective transaction to identify the third party which has received our digital assets through error or theft, we will be unable to revert or otherwise recover the impacted digital assets, and any such loss could adversely affect our business, results of operations and financial condition.

We will be subject to significant competition in the growing digital asset industry and the Company’s business, operating results, and financial condition may be adversely affected if the Company is unable to compete effectively.

Following the launch of the Company’s proposed digital asset treasury strategy, the Company will operate in a competitive environment and will compete against other companies and other entities with similar strategies, including companies with significant holdings in Bitcoin and other digital assets, and the Company’s business, operating results, and financial condition may be adversely affected if the Company is unable to compete effectively.

The emergence or growth of other digital assets, including those with significant private or public sector backing, including by governments, consortiums or financial institutions, could have a negative impact on the price of Bitcoin and adversely affect the Company’s securities.

Following the launch of the Company’s proposed digital asset treasury strategy, as a result of our Bitcoin strategy, we expect our assets to be concentrated in Bitcoin holdings. Accordingly, the emergence or growth of digital assets other than Bitcoin may have a material adverse effect on our financial condition. As of June 30, 2025, Bitcoin was the largest digital asset by market capitalization. However, there are numerous alternative digital assets and many entities, including consortiums and financial institutions, are researching and investing resources into private or permissioned blockchain platforms or digital assets that do not use proof-of-work mining like the Bitcoin network. For example, in late 2022, the Ethereum network transitioned to a “proof-of-stake” mechanism for validating transactions that requires significantly less computing power than proof-of-work mining. The Ethereum network has completed another major update since then and may undertake additional updates in the future. If the mechanisms for validating transactions in Ethereum and other alternative digital assets are perceived as superior to proof-of-work mining, those digital assets could gain market share relative to Bitcoin.

Other alternative digital assets that compete with Bitcoin in certain ways include “stablecoins,” which are designed to maintain a constant price related to or based on some other asset or traditional currency because of, for instance, their issuers’ promise to hold high-quality liquid assets (such as U.S. dollar deposits and short-term U.S. treasury securities) equal to the total value of stablecoins in circulation. In June 2025, the U.S. Senate passed the “GENIUS Act,” which would establish a federal framework for “payment stablecoins,” treating them as payment systems, not securities, and mandating fiat-backed reserves, monthly disclosures, anti-money laundering safeguards, and similar measures. Stablecoins have grown rapidly as an alternative to Bitcoin and other digital assets as a medium of exchange and store of value, particularly on digital asset trading platforms, and their use as an alternative to Bitcoin could expand further if the GENIUS Act is enacted as law. As of June 30, 2025, two of the seven largest digital assets by market capitalization were U.S. dollar-pegged stablecoins.

Additionally, central banks in some countries have started to introduce digital forms of legal tender. For example, China’s central bank digital currency (“CBDC”) project was made available to consumers in January 2022, and governments including the United States, the United Kingdom, the European Union, and Israel have been discussing the potential creation of new CBDCs. Whether or not they incorporate blockchain or similar technology, CBDCs, as legal tender in the issuing jurisdiction, could also compete with, or replace, Bitcoin and other digital assets as a medium of exchange or store of value. As a result, the emergence or growth of these or other digital assets could cause the market price of Bitcoin to decrease, which could have a material adverse effect on our business, prospects, financial condition, and operating results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Except as previously reported on Current Reports on Form 8-K filed by the Company with the SEC, we did not sell any equity securities during the period covered by the report that were not registered under the Securities Act.

The following table provides information relating to the purchases of our common stock during the six months ended June 30, 2025 in accordance with Item 703 of Regulation S-K:

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit) ($)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plan or Program
April 1, 2025 – April 30, 2025	–	–	–	1,598,194
May 1, 2025 – May 31, 2025	17,463	6.25	17,463	1,492,875
June 1, 2025 – June 30, 2025	–	–	–	1,492,875
Three Month period ended June 30, 2025	65,348		65,348	$1,492,875

(1)	On March 17, 2025, the Company’s Board of Directors adopted a new stock repurchase program of up to $2.0 million of shares of its outstanding common stock. This repurchase program expires March 7, 2026. On July 24, 2025, the Board approved a $100 million common stock repurchase program, effective July 24, 2027, subject to extension or earlier termination by the Board at any time.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

During the quarter ended June 30, 2025 no director or officer adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS

INDEX TO EXHIBITS

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to exhibit 3.1 of the Form 8-K filed October 8, 2021)
3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to exhibit 3.1 of the Form 8-K filed June 15, 2023)
3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to exhibit 3.1 of the Form 8-K filed October 16, 2023)
3.4	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to exhibit 3.1 of the Form 8-K filed February 5, 2024)
3.5	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to exhibit 3.1 of the Form 8-K filed June 7, 2024
3.6	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Registration (incorporated by reference to exhibit 3.1 of the Form 8-K filed November 8, 2024)
3.7	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to exhibit 3.1 of the Form 8-K filed June 12, 2025)
3.8	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to exhibit 3.1 of the Form 8-K filed July 29, 2025)
3.9	Third Amended and Restated Bylaws of the Registrant (incorporated by reference to exhibit 3.2 of the Form 8-K filed July 29, 2025)
10.1	Amended and Restated Supplier Agreement, dated April 24, 2025, by and between the Registrant and Venom-EV (incorporated by reference to exhibit 10.1 of the Form 8-K filed April 30, 2025)
31.1*	Certification of the Co-Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934
31.2*	Certification of the Co-Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934
31.3*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934
32.1*(1)	Certification of the Co-Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*(1)	Certification of the Co-Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.3*(1)	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted in inline XBRL, and included in exhibit 101).

______________

*	Filed herewith.

(1)	The certifications on Exhibit 32 hereto are deemed not “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that Section. Such certifications will not be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EMPERY DIGITAL INC.

SIGNATURE	TITLE	DATE

/s/ Ryan Lane	Co-Chief Executive Officer and Director
Ryan Lane	(principal executive officer)	August 12, 2025

/s/ John Kim	Co-Chief Executive Officer and Director	August 12, 2025
John Kim

/s/ Greg Endo	Chief Financial Officer	August 12, 2025
Greg Endo	(principal financial and accounting officer)

