Form 10-Q
period 2025-09-30
Empery Digital Inc.
filed 2025-11-10
CIK 1829794

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

The registrant had 36,423,863 shares of common stock outstanding at November 10, 2025.

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

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

EMPERY DIGITAL INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2025 AND DECEMBER 31, 2024

(Unaudited)

	September 30, 2025	December 31, 2024

ASSETS
Current assets:
Cash and cash equivalents	$18,819,529	$2,193,573
Restricted cash	105,000	105,000
Certificate of deposit	2,028,253	–
Accounts receivable, net of allowance for doubtful accounts of $111,465 and $99,233 at September 30, 2025 and December 31, 2024, respectively	1,579,784	88,247
Inventory	497,717	1,455,477
Inventory deposits	282,224	191,156
Prepaid expenses and other current assets	1,892,168	1,032,699
Total current assets	25,204,675	5,066,152
Long-term assets:
Digital assets	334,724,091	–
Digital assets restricted by lenders as collateral for loans	130,804,221	–
Property, equipment, and intangible asset, net	448,367	221,836
Other long-term assets	199,281	199,281
Right-of-use assets - operating leases	880,599	739,234
Total assets	$492,261,234	$6,226,503

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$962,247	$385,326
Accrued liabilities	949,375	1,379,191
Vendor settlements - short-term	1,704,895	2,092,975
Term loan	49,850,087	–
Current portion of notes payable	7,822	7,181
Warrant liabilities	106,934	111,658
Right-of-use operating lease liabilities - short-term	516,229	443,950
Customer deposits	10,618	216,522
Total current liabilities	54,108,207	4,636,803

Notes payable, net of current portion	22,584	28,533
Vendor settlements - long-term	–	1,189,184
Right-of-use operating lease liabilities - long-term	489,681	331,222
Total liabilities	54,620,472	6,185,742

COMMITMENTS AND CONTINGENCIES

Stockholders’ equity:
Preferred stock: $0.00001 par value, 5,000,000 shares authorized, 25,000 shares designated, no shares issued and outstanding as of September 30, 2025 and December 31, 2024	–	–
Common stock: $0.00001 par value, 250,000,000 shares authorized, 42,337,879 shares issued and outstanding as of September 30, 2025 and 78,859 shares issued and outstanding as of December 31, 2024	475	1
Treasury stock	(39,406,458)	–
Additional paid-in capital	684,278,820	166,357,207
Accumulated deficit	(207,232,075)	(166,316,447)
Total stockholders’ equity	437,640,762	40,761

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$492,261,234	$6,226,503

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EMPERY DIGITAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024

Revenue	$198,301	$1,075,864	$1,637,286	$3,050,275
Cost of goods sold	(291,602)	(10,294,720)	(1,924,461)	(15,029,729)
Gross margin	(93,301)	(9,218,856)	(287,175)	(11,979,454)

Operating expenses:
Sales and marketing	699,843	470,692	1,833,572	1,774,927
Product development	181,671	528,352	791,352	2,148,847
General and administrative expenses	19,400,760	1,916,712	23,841,753	6,005,020
Unrealized loss on digital assets	14,106,222	–	14,106,222	–
Total operating expenses	34,388,496	2,915,756	40,572,899	9,928,794

Loss from operations	(34,481,797)	(12,134,612)	(40,860,074)	(21,908,248)

Other income (expense), net	289,670	(3,702)	348,784	17,741
Loss on repayment of credit facility	(125,377)	–	(125,377)	–
Loss on conversion and extinguishment of Convertible Notes	–	–	–	(1,647,608)
Loss on repayment of May 2024 Notes	–	(1,470,554)	–	(1,470,554)
Gain (loss) on change in fair value of financial liabilities	39,533	53,724	4,724	(14,673,972)
Interest income	84,134	–	241,426	–
Interest expense	(361,464)	(83,334)	(525,111)	(610,299)
Total other expense	(73,504)	(1,503,866)	(55,554)	(18,384,692)

Loss before provision for income taxes	(34,555,301)	(13,638,478)	(40,915,628)	(40,292,940)
Provision for income taxes	–	–	–	–

Net loss	$(34,555,301)	$(13,638,478)	$(40,915,628)	$(40,292,940)

Net loss per common share – basic	$(0.96)	$(191.46)	$(3.28)	$(1,525.21)
Net loss per common share – diluted	$(0.96)	$(191.46)	$(3.28)	$(1,525.21)

Weighted average common shares outstanding – basic	36,134,736	71,234	12,460,615	26,418
Weighted average common shares outstanding – diluted	36,134,736	71,234	12,460,615	26,418

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EMPERY DIGITAL INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2025

(Unaudited)

	Common stock		Treasury stock		Additional
	Number of Shares	Amount	Number of Shares	Amount	paid-in capital	Accumulated deficit	Total

Balance at January 1, 2025	78,859	$1	–	$–	$166,357,207	$(166,316,447)	$40,761

Issuance of common stock for exercises of pre-funded warrants	2,538,064	25	–	–	(25)	–	–

Issuance of common stock from the At the Money offering, net of issuance costs of $374,392	356,568	3	–	–	10,288,059	–	10,288,062

Issuance of common stock and pre-funded warrants, net of issuance costs of $1,296,118	53,750	1	–	–	10,703,881	–	10,703,882

Issuance of common stock for disputed shares from November 2024 reverse stock split (see Note 2)	23,617	–	–	–	–	–	–

Purchase fractional shares	(179)	–	–	–	(941)	–	(941)

Exchange of common stock for pre-funded warrants	(4,323)	–	–	–	–	–	–

Issuance of common stock and pre-funded warrants, net of issuance costs of $21,136,401	44,414,189	444	–	–	480,291,610	–	480,292,054

Issuance of common stock for exercises of warrants	111,500	1	–	–	1,783,999	–	1,784,000

Stock-based compensation	–	–	–	–	14,855,030	–	14,855,030

Repurchases of common stock for treasury stock	(5,234,166)	–	5,234,166	(39,406,458)	–	–	(39,406,458)

Net loss	–	–	–	–	–	(40,915,628)	(40,915,628)

Balance at September 30, 2025	42,337,879	$475	5,234,166	$(39,406,458)	$684,278,820	$(207,232,075)	$437,640,762

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EMPERY DIGITAL INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT) (Continued)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2024

(Unaudited)

	Series A Convertible Preferred Stock		Common stock		Additional
	Number of Shares	Amount	Number Shares	Amount	paid -in capital	Accumulated deficit	Total

Balance at January 1, 2024	–	$–	162	$–	$101,175,117	$(120,806,138)	$(19,631,021)

Issuance of common stock for exercise of pre-funded warrants	–	–	28,293	–	–	–	–

Issuance of common stock for exercise of Series A warrants	–	–	2,166	–	17,352,653	–	17,352,653

Proceeds received for exercise of buydown warrants	–	–	2	–	3,500	–	3,500

Common stock issued for conversion of convertible notes	–	–	622	–	7,395,907	–	7,395,907

Conversion of Convertible Notes	24,698	–	–	–	24,716,118	–	24,716,118

Conversion of Preferred Stock for common stock	(24,698)	–	34,881	–	–	–	–

Issuance of common stock for exercise of Series B Warrants	–	–	1,838	–	1	–	1

Reclassification of warrant liability to equity	–	–	–	–	3,405,662	–	3,405,662

Proceeds received for Issuance of warrants with May 2024 Notes, net of issuance costs of $111,194	–	–	–	–	1,023,200	–	1,023,200

Issuance of common stock and pre-funded warrants, net of issuance costs of $1,210,753	–	–	12,826	–	10,789,261	–	10,789,261

Stock-based compensation	–	–	–	–	295,882	–	295,882

Common stock issued for reverse stock split due to rounding	–	–	1,431	–	–	–	–

Net loss	–	–	–	–	–	(40,292,940)	(40,292,940)

Balance at September 30, 2024	–	$–	82,221	$–	$166,157,301	$(161,099,078)	$5,058,223

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EMPERY DIGITAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024
(Unaudited)

	September 30,	September 30,
	2025	2024
Cash flow from operating activities:
Net loss	$(40,915,628)	$(40,292,940)
Adjustments to reconcile net loss to net cash used in operating activities:
Unrealized loss on digital assets	14,106,222	–
Loss on repayment of credit facility	125,377	–
Loss on repayment of May 2024 Notes	–	1,470,554
Loss on extinguishment of convertible notes	–	1,314,065
(Gain) loss on change in fair value of financial liabilities	(4,724)	14,673,972
Noncash interest income on certificate of deposit	(28,253)	–
Loss on conversion of notes to common stock	–	333,544
Stock-based compensation	14,855,030	295,882
Loss on write down of inventory and inventory deposits	82,512	9,062,364
Loss on sale/write off of property & equipment	120,312	842,555
Bad debt (recovery) expense	12,231	(26,172)
Non-cash interest expense	69,174	553,803
Amortization of right-of-use assets	314,966	295,019
Depreciation and amortization	272,739	269,570
Changes in operating assets and liabilities:
Accounts receivable	(1,503,768)	(117,533)
Inventory	557,989	(784,169)
Inventory deposits	(91,068)	(995,245)
Prepaid assets and other current assets	(859,469)	1,431,359
Accounts payable	576,921	(575,620)
Accrued liabilities and vendor settlements	(2,007,080)	583,157
Right-of-use liabilities - operating leases	(332,922)	(295,005)
Customer deposits	(205,904)	(311,162)
Net cash used in operating activities	(14,855,343)	(12,272,003)
Cash flow from investing activities:
Purchases of digital assets	(451,634,534)	–
Proceeds paid for website development	(46,620)	–
Purchase of property and equipment	(204,924)	(276,420)
Proceeds from sale of property and equipment	56,550	19,717
Proceeds from insurance settlement	–	58,058
Purchase of certificate of deposit	(2,000,000)	–
Net cash used in investing activities	(453,829,528)	(198,645)
Cash flow from financing activities:
Repayment of notes payable	(5,308)	(47,031)
Proceeds from credit facility, net of issuance costs of $194,551	34,805,449	–
Repayment of credit facility	(35,000,000)	–
Proceeds from term loan, net of issuance costs of $149,913	49,850,087	–
Proceeds from issuance of common stock units and pre-funded warrant units from February 2025 public offering, net of issuance costs of $1,296,118	10,703,882	–
Proceeds from issuance of common stock and pre-funded warrants from July 2025 private placement, net of issuance costs of $21,136,401	452,292,054	–
Proceeds from exercise of warrants	1,784,000	–
Proceeds from the issuance of common stock issued from the At the Market Offering, net of issuance costs of $374,392	10,288,062	–
Repurchase of common stock	(39,406,458)	–
Repurchase of fractional shares	(941)	–
Proceeds from issuance of common stock units and pre-funded warrant units from July 2024 public offering, net of issuance costs of $1,210,753	–	10,789,261
Repayment of May 2024 Notes	–	(2,942,170)
Proceeds from issuance of May 2024 Notes and warrants, net of issuance costs of $245,150	–	2,255,851
Proceeds from exercise of Series B Warrants	–	130,522
Proceeds from exercise of buy down warrants	–	3,500

Net cash provided by financing activities	485,310,827	10,189,933

NET CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	16,625,956	(2,280,715)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT BEGINNING OF PERIOD	2,298,573	8,193,346
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	$18,924,529	$5,912,631

SUPPLEMENTAL CASH FLOW INFORMATION

	2025	2024
Supplemental disclosure of cash flow information:
Cash paid for interest	$455,939	$54,904
Cash paid for income taxes	$–	$–

Non-cash transactions
Issuance of common stock for exercise of pre-funded warrants	$25	$–
Issuance of common stock for digital assets	$28,000,000	$–
Transfer of inventory to property & equipment	$317,259	$–
Transfer of digital assets to lender for collateral	$130,804,221	$–
Recognition of right of use asset and liability - operating lease	$563,660	$–
Conversion of Convertible Notes for common stock	$–	$7,414,025
Exchange of Convertible Notes for Preferred Stock	$–	$24,716,118
Reclassification of warrant liability to equity for cashless exercise of Series A Warrants	$–	$17,352,653
Reclassification of warrant liability to equity for modification of Series B Warrants	$–	$3,405,662
Exchange of property & equipment in lieu of payments due for inventory purchases	–	$60,000
Exchange of finished goods inventory with vendor for raw materials inventory	$–	$417,285

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EMPERY DIGITAL INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – ORGANIZATION, NATURE OF OPERATIONS AND GOING CONCERN

Organization and Nature of Operations

Empery Digital Inc. (“Empery Digital” or the “Company”) was formed on February 21, 2020, as a Delaware corporation, under the name Frog ePowersports, Inc. The Company was renamed Volcon, Inc. on October 1, 2020. The Company was renamed Empery Digital Inc. on July 30, 2025, and changed its Nasdaq ticker symbol from VLCN to EMPD.

Effective as of July 17, 2025, the Company adopted a digital asset treasury strategy with the goal of becoming a leading, low cost, capital efficient, globally trusted aggregator of Bitcoin. Empery Digital Inc. was founded as the first all-electric powersports company sourcing high-quality and sustainable electric vehicles for the outdoor community. Going forward the Company intends to operate the powersports brand under the brand name Empery Mobility.

On January 5, 2021, the Company created Volcon ePowersports, LLC (“Volcon LLC”), a Colorado wholly-owned subsidiary of the Company, to sell the Company’s vehicles and accessories in the United States (“U.S.”). Since 2023 Volcon LLC has not been used for selling vehicles and accessories. The Company intends to rename Volcon LLC in the future.

Going Concern

The accompanying interim consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has recurring losses and has generated negative cash flows from operations since inception.

In February and March 2024, certain holders of the convertible notes issued by the Company in May 2023 (the “May 2023 Convertible Notes”) converted approximately $7.4 million of principal to shares of the Company’s common stock, par value $0.00001 per share (the “common stock”). In March 2024, the holders exchanged the remaining $24.7 million outstanding principal amount of May 2023 Convertible Notes for Series A Convertible Preferred Stock (“Preferred Stock”) with a $1,000 per share value and an initial conversation price of $8,512 per share for common stock (see Note 7). All covenants from the May 2023 Convertible Notes were terminated upon this exchange.

As discussed further in Note 8 below, on May 22, 2024, the Company issued Senior Notes with an aggregate principal amount of $2,942,170 due May 22, 2025 (the “May 2024 Notes”) for net proceeds of $2,255,851. The holders of the May 2024 Notes also received fully vested warrants (the “May 2024 Note Warrants”) to purchase 1,589 shares of the Company’s common stock at an exercise price of $1,856 per share. The May 2024 Note Warrants were exercisable beginning November 23, 2024 and expire November 23, 2029.

On July 12, 2024, the Company sold 12,826 shares of the Company’s common stock at a purchase price of $233.60 per share and pre-funded warrants to purchase 38,544 shares of common stock at $233.60 per pre-funded warrant. The Company received net proceeds of $10,789,261. Proceeds from this offering were used to repay the May 2024 Notes.

In October 2024, the Company established an At the Market equity offering program (the “ATM”) whereby the Company can sell up to $100 million of its common stock. During the nine months ended September 30, 2025, the Company has raised net proceeds of $10,288,062 from sales under the ATM.

On February 6, 2025, the Company sold 53,750 common stock units (each composing of one share of common stock and one common warrant to purchase one share of common stock) and 696,250 pre-funded warrant units (each comprising of one pre funded warrant to purchase one share of common stock and one common warrant to purchase one share of common stock) at $16 per unit in an underwritten public offering (each as adjusted for the Company’s 1-for-8 reverse stock split). The common warrants issued as part of the units had an exercise price of $16 per share. The Company received net proceeds of $10,703,882 from this offering.

On July 21, 2025 the Company completed private placements with certain institutional and accredited investors (“Private Placements”) for the sale of 44,414,189 shares of its common stock at a price of $10 per share, and pre-funded warrants to purchase an aggregate of 5,728,662 shares of its common stock with an exercise price of $0.00001, for $9.99999 per share of common stock underlying such warrants. The Company received gross proceeds of over $501 million which included payment by certain purchasers using Bitcoin valued at approximately $28 million and net cash proceeds of approximately $452 million after fees and expenses associated with the Private Placements. The Company has used the net proceeds to purchase Bitcoin under its digital asset treasury strategy.

Management anticipates that our cash on hand as of September 30, 2025, plus cash expected to be generated from operations and premium from derivative trading and the cash received from the Private Placements will be sufficient to fund planned operations beyond one year from the date of the issuance of the financial statements as of and for the nine months ended September 30, 2025.

Nasdaq Compliance

On July 5, 2023, the Company received a notice from The Nasdaq Stock Market LLC (“Nasdaq”) that it was not in compliance with Nasdaq’s Listing Rule 5550(b)(2), which requires that it maintain a market value of listed securities (“MVLS”) of at least $35 million. MVLS is calculated by multiplying the Company’s shares outstanding by the closing price of its common stock. On December 19, 2023, the Company received a notice from Nasdaq that it was not in compliance with Nasdaq’s Listing Rule 5550(a)(2), as the minimum bid price of its common stock had been below $1 per share for 30 consecutive business days.

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

On June 11, 2024, the Company received a notice from Nasdaq that the Company no longer met the minimum 500,000 publicly held shares requirement for Nasdaq and, as such, it no longer complied with Listing Rule 5550(a)(4). Furthermore, the notice indicated that this matter would serve as an additional basis for delisting the Company’s securities from Nasdaq, that the Panel would consider this matter in their decision regarding the Company’s continued listing on Nasdaq, and that the Company should present its views with respect to this additional deficiency to the Panel in writing no later than June 18, 2024. On June 18, 2024, the Company submitted a letter to Nasdaq notifying them that the Company was in compliance with Listing Rule 5550(a)(4) due to the issuance of additional shares of common stock from the conversion of preferred stock to common stock by certain Preferred Stockholders.

On July 17, 2024, Nasdaq informed the Company that it had regained compliance with the above listing rules but will continue to be monitored for ongoing compliance.

On May 13, 2025, the Company received a notice from Nasdaq that it was not in compliance with Nasdaq’s Listing Rule 5550(a)(2), as the minimum bid price of its common stock had been below $1 per share for 30 consecutive business days. The Company submitted a hearing request to Nasdaq’s Hearings Department for this matter, which stayed the suspension of the Company’s common stock. On June 11, 2025, the Company completed a 1-for-8 reverse stock split. The Company participated in a hearing with Nasdaq’s Hearings Department on June 24, 2025.

On July 17, 2025, Nasdaq informed the Company that it had regained compliance with the above listing rules but will need to continue to remain in compliance with the minimum bid price rule through November 10, 2025 in order to avoid delisting. Through November 10, 2025, the Company has remained in compliance with the minimum bid price rule.

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

Following ongoing negotiations, a tentative trade deal with Vietnam was reached on July 2, 2025. U.S. tariffs on Vietnamese goods would be set at 20%, while goods deemed to be Chinese in origin but routed through Vietnam (transshipments) would be subject to a 40% tariff. This replaces the originally stated 46% rate. The 20% rate became effective August 7, 2025, and as of the date of this report, remains in place while the two countries finalize the broader reciprocal trade framework.

China remains subject to an additional 30% tariff (down from the temporary increase, effective mid-May) under the continued reciprocal framework. That rate is in effect through August 12, 2025, pending further amendment. On August 11, 2025, the U.S. extended the existing tariff truce with China by 90 days to November 10, 2025, maintaining the 30% tariff rate during such extension.

Tariffs imposed by the current U.S. administration continue to impact the Company’s cost for vehicles and parts manufactured in China, Thailand and Vietnam. With the expected Vietnam tariff rate of 20%, the Company can continue sourcing from Vietnam, though it would likely result in a modest reduction in margins and a corresponding increase in retail pricing. The Company remains actively evaluating strategic alternatives, including U.S. assembly or shifting production as well as potentially adjusting selling prices to offset elevated import costs.

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

Results for the interim periods in this report are not necessarily indicative of future financial results and have not been audited by our independent registered public accounting firm. In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments necessary to present fairly our interim consolidated financial statements as of September 30, 2025, and for the three and nine months ended September 30, 2025 and 2024. These adjustments are of a normal recurring nature and are consistent with the adjustments recorded to prepare the annual audited consolidated financial statements as of December 31, 2024.

Basis of Presentation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. All intercompany accounts, transactions and balances have been eliminated in consolidation.

On June 11, 2025, the Company completed a 1-for-8 reverse stock split. All share and per share amounts previously disclosed have been updated to reflect the impact of this reverse split. See Note 11 for further discussion.

Per the terms of the 1-for-8 reverse stock split on November 8, 2024, the Company agreed that no fractional shares would be issued in connection with the reverse stock split and that it would issue one full share of the post-reverse stock split common stock to any stockholder who would have been entitled to receive a fractional share as a result of the process. On November 19, 2024, the Company received notice from DTCC on behalf of the brokerage firms that hold the shares of Company common stock held in “street name” that in connection with the foregoing rounding of shares the Company would need to issue 23,617 shares of common stock. The Company did not believe the number of shares being requested was correct based on the historical number of stockholders of its common stock and is aware of similar occurrences in recent months for other companies completing a reverse stock split. As such, the Company made inquiries into the calculations set forth in the request. The Company concluded that the information requested was not going to be provided and therefore on May 5, 2025, these shares were issued (see Note 13 for further discussion of impact to basic and diluted net loss per share).

Digital Assets

The Company accounts for its digital assets, which are composed solely of Bitcoin, including Bitcoin restricted by lenders as collateral for borrowings, as non-current indefinite-lived intangible assets in accordance with ASC 350, Intangibles—Goodwill and Other (“ASC 350”) and ASU 2023-08. The Company’s digital assets are initially recorded at cost and are measured at fair value as of each reporting period. The Company determines the fair value of its Bitcoin in accordance with ASC 820, Fair Value Measurement, based on quoted (unadjusted) prices on the Gemini exchange, the active exchange that the Company has determined is its principal market for Bitcoin (Level 1 inputs). Changes in fair value are recognized as incurred within “Unrealized loss on digital assets”, within operating expenses in the Company’s Consolidated Statement of Operations. Bitcoin restricted by lenders as collateral for borrowing are separately classified from digital assets due to the restrictions imposed on this Bitcoin until the underlying borrowings are repaid.

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

In June 2024, the Company was notified by the manufacturer of a suspension component for the Stag utility terrain vehicle (“UTV”) that due to the Company’s initial production forecast provided by the third party manufacturer of the Stag, the vendor had acquired raw materials to fulfill several months’ worth of this component needed for the forecast. Although the Company had provided updated forecasts to the third party manufacturer of the Stag, the revised forecasts were not provided timely to this vendor. The Company entered into an agreement to pay for the excess raw materials by making weekly payments of $13,791 through February 2026 and to purchase remaining finished goods. The Company recorded an expense of $1,091,308 in cost of goods sold for the year ended December 31, 2024. The remaining liability as of September 30, 2025 is $282,230, which is classified as short-term on the balance sheet.

On December 6, 2024, the Company entered into a Settlement Agreement and Mutual Release (“Agreement”) with the manufacturer of the Stag and Grunt EVO, pursuant to which the Company and the manufacturer agreed to terminate the Supplier Agreement dated March 11, 2022 for the development and engineering of the Volcon Stag vehicle prototypes; the Supplier Agreement dated May 29, 2022 for the manufacturing of the Volcon Grunt EVO motorcycle; and the Supplier Agreement dated August 11, 2022 for the manufacturing of the Volcon Stag vehicle (collectively, the “Supplier Agreements”). Pursuant to the Agreement, among other items, the Company and the manufacturer agreed to indemnify each other with respect to certain outstanding vendor payables and the Company agreed to pay the manufacturer a termination fee of $125,000 per month for a period of twenty-two months. The remaining liability as of September 30, 2025 is $1,422,665 which is classified as short-term on the balance sheet.

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

NOTE 3 – SEGMENT REPORTING

In November 2023, the Financial Accounting Standards Board issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-7”), requiring public companies to disclose information about their reportable segments’ significant expenses and other segment items on an interim and annual basis. Public companies with a single report segment were required to apply the disclosure requirements in ASU 2023-07, as well as all existing segment disclosures and reconciliation requirements of ASU 2023-07 during the year ended December 31, 2024.

Subsequent to the implementation of the Company’s digital asset treasury strategy, the Company continues to operate as one operating segment and the Company’s Co-CEOs are the CODMs. The “Corporate & Other” category presented in the following tables is not considered an operating segment. It consists primarily of costs and expenses related to executing the Company’s Bitcoin strategy and includes the unrealized gain or loss on digital assets, other third party costs associated with the Company’s Bitcoin holdings, and net interest expense primarily related to debt obligations, the net proceeds of which were primarily used to repurchase the Company’s common stock. Beginning in July 2025, the Company has dedicated certain corporate resources to its Bitcoin strategy. These costs, including related share-based compensation expense, are included within the “Corporate resources” and the “Share-based compensation expense” segment expense line items to better align with their activities and utilization. The following tables present (for the operating segment and the corporate & other category, and on a consolidated basis) the Company’s revenues and significant expenses regularly provided to the CODMs, reconciled to net income (loss) for each of the periods presented.

Three Months Ended September 30, 2025
	Operating Segment	Corporate & Other	Total

Revenue	$198,301	$–	$198,301
Cost of goods sold	(291,602)	–	(291,602)
Gross margin	(93,301)	–	(93,301)

Operating expenses:
Sales and marketing	684,943	–	684,943
Product development	181,671	–	181,671
General and administrative	4,607,783	–	4,607,783
Corporate	–	424,702	424,702
Digital asset custody fee	–	628,815	628,815
Share-based compensation expense	–	13,754,360	13,754,360
Unrealized loss on digital assets	–	14,106,222	14,106,222
Total operating expenses	5,474,397	28,914,099	34,388,496

Other income	–	289,670	289,670
Loss on repayment of credit facility	–	(125,377)	(125,377)
Gain on change in fair value of financial liabilities	–	39,533	39,533
Interest income	–	84,134	84,134
Interest expense	–	(361,464)	(361,464)

Net loss	$(5,567,698)	$(28,987,603)	$(34,555,301)

Nine Months Ended September 30, 2025
	Operating Segment	Corporate & Other	Total

Revenue	$1,637,286	$–	$1,637,286
Cost of goods sold	(1,924,461)	–	(1,924,461)
Gross margin	(287,175)	–	(287,175)

Operating expenses:
Sales and marketing	1,843,804	–	1,843,804
Product development	791,352	–	791,352
General and administrative	7,922,974	–	7,922,974
Corporate	–	424,702	424,702
Digital asset custody fee	–	628,815	628,815
Share-based compensation expense	1,100,670	13,754,360	14,855,030
Unrealized loss on digital assets	–	14,106,222	14,106,222
Total operating expenses	11,658,800	28,914,099	40,572,899

Other income	–	348,785	348,785
Loss on repayment of credit facility	–	(125,377)	(125,377)
Gain on change in fair value of financial liabilities	–	4,723	4,723
Interest income	–	241,426	241,426
Interest expense	–	(525,111)	(525,111)

Net loss	$(11,945,975)	$(28,969,653)	$(40,915,628)

Prior to the implementation of the Company’s digital asset treasury strategy in July 2025, the Company operated as one operating segment, and the Company’s chief operating decision maker (“CODM”) was the CEO, who used the consolidated statement of operations to assess financial performance. For the three and nine month periods ended September 30, 2024, see the condensed consolidated statement of operations above.

NOTE 4 – DIGITAL ASSETS

As of September 30, 2025, the Company’s investment in digital assets comprises 4,081 Bitcoin, including 2,934 Bitcoin with a carrying value of $334,724,091 and 1,147 Bitcoin with a carrying value of $130,804,221 restricted by lenders as collateral for borrowing arrangements. Bitcoin restricted by lenders as collateral for borrowing arrangements will remain restricted until the underlying borrowings are repaid (see Note 5 for further discussion of the borrowing arrangements, collateral requirements, and repayment provisions).

The following table summarizes the Company’s digital assets held as of September 30, 2025, and related activity for both the three and nine months ended September 30, 2025.

Bitcoin at September 30, 2025	4,081

Beginning Balance	$–
Cost of Bitcoin purchased	451,634,534
Bitcoin received from sales of common stock or pre-funded warrants	28,000,000
Unrealized loss on Bitcoin	(14,106,222)
Total Bitcoin carrying value at September 30, 2025	465,528,312
Less fair value of Bitcoin restricted by lenders as collateral for loans	(130,804,221)
Digital Assets	$334,724,091

The majority of the Company’s assets are concentrated in its Bitcoin holdings, including Bitcoin restricted by lenders for borrowing arrangements. Bitcoin is a digital asset, which is a novel asset class that is subject to significant legal, commercial, regulatory and technical uncertainty. Holding Bitcoin does not generate any cash flows and involves custodial fees and other costs. Additionally, the price of Bitcoin has historically experienced significant price volatility, and a significant decrease in the price of Bitcoin would adversely affect the Company’s financial condition and results of operations. The Company’s strategy of acquiring and holding Bitcoin also exposes it to counterparty risks with respect to the custody of its Bitcoin, cybersecurity risks, and other risks inherent to holding a digital asset. In particular, the Company is subject to the risk that, if its private keys with respect to its digital assets are lost or destroyed or other similar circumstances or events occur, the Company may lose some or all of its digital assets, which could materially adversely affect the Company’s financial condition and results of operations. To mitigate this risk, the Company is evaluating which custodians it should utilize in order to limit the concentration of holding its digital assets within one or a few custodians. As of September 30, 2025, the Company has two custodians including one holding the majority of the Company’s Bitcoin in an account that is not digitally connected to the internet, also known as cold storage.

The Company also enters into short-term put and call contracts for Bitcoin to generate income on its Bitcoin holdings. As of September 30, 2025, there were no such outstanding contracts. During the three and nine months ended September 30, 2025, the Company generated income of $287,095 from trading these put and call contracts, which is recorded in other income in the condensed consolidated statement of operations.

NOTE 5 – BORROWINGS FOR SHARE REPURCHASES

Credit Facility and Term Loan

On August 15, 2025, the Company entered into a Master Repurchase Agreement and related commitment letter (together the “MRA”) with a third party pursuant to which the Company could borrow up to $25 million to fund repurchases by the Company of shares of its common stock under the Company’s share repurchase program, as discussed further in Note 11 below. Upon entry into the MRA the Company paid a commitment fee of $150,000 in connection with the MRA, which the Company has recorded as loan issuances costs and will amortize this amount, plus legal fees associated with the MRA, over the 90 day term of the borrowings. Upon the initial borrowing date, the Company was required to place a minimum of $15,625,000 of Bitcoin in a custody account with an affiliate of the third party, which was required to be retained through the term of the agreement. The interest for all borrowings under the MRA was 11.0% per annum, which was payable monthly. The repayment date could have been extended at the option of the Company by three 30-day periods for a fee of 0.20%, 0.50% and 0.60% for the first, second and third 30-day periods, respectively.

The minimum initial borrowing under the MRA was $3 million and additional minimum borrowings were no less than $1 million. Under the MRA, the Company was required to provide the lender additional Bitcoin as collateral for each borrowing of 250% of the amount borrowed. If the value of Bitcoin held by the lender as collateral decreased below 200% of the aggregate borrowings outstanding, the Company was required to provide additional Bitcoin to increase the value back to 250% of the loans outstanding. If the value of Bitcoin increased to over 300% of the total aggregate outstanding borrowings, the lender was required to return Bitcoin or cash to the Company until the collateral equaled 250% of the aggregate outstanding borrowings. Upon repayment of the outstanding borrowings under the MRA, the third party lender was required to return all Bitcoin held as collateral.

On September 18, 2025, the Company and the third party lender amended the MRA and increased the available borrowings by an additional $10 million which also required the Company to increase the amount of Bitcoin in the custody account to a total of $21,875,000. All other provisions of the MRA remained the same. The Company borrowed the full $35 million available under the MRA, as amended, as of September 22, 2025, and used the proceeds to repurchase its common stock, including any brokerage commissions under the Company’s share repurchase program, as discussed further in Note 11 below.

On September 26, 2025, the Company and the third party lender under the MRA entered into a new Master Repurchase Agreement and related transaction confirmation (together the “Repo Facility”) with a maturity date of August 31, 2026 and providing for $50 million in cash advances to the Company in exchange for purchased securities in the form of Bitcoin. Upon entry into the Repo Facility, the Company paid a commitment fee of $125,000, which was recorded as loan issuance costs which, with legal fees incurred for the Repo Facility, will be amortized through August 31, 2026, the due date for any outstanding borrowings. The interest rate for borrowings under the Repo Facility is 8.5% per annum. The first $35 million borrowed under the Repo Facility was required to be, and was, used to repay all outstanding borrowings under the MRA and there was no early prepayment penalty. In addition, borrowings under the Repo Facility were used to pay accrued interest for borrowings outstanding under the MRA of $165,917, and the $125,000 commitment fee. The remaining proceeds of $14.7 million were deposited into one of the Company’s bank accounts and the Company has used the proceeds to repurchase its common stock, including commissions due to the placement agent, under the Company’s share repurchase program, as discussed further in Note 11 below. The Repo Facility has an early prepayment fee of 2% if repaid within six months of the agreement date and 1% if paid after six months but before August 31, 2026.

The Company recognized a loss on the repayment of the MRA totaling $125,377 for the unamortized issuance costs, which includes the commitment fee and legal fees, as of the repayment date.

Uncommitted Revolving Credit Agreement

On September 7, 2025, the Company entered into an uncommitted revolving credit agreement with a different third party pursuant to which the Company may borrow either in U.S. dollars or digital currency in an aggregate notional amount not to exceed $75 million (the “Revolving Credit Facility”). The interest rate for any borrowings under the Revolving Credit Facility will be determined at the time of borrowing. Borrowings under the Revolving Credit Facility can be open loans or term loans as determined at the time of borrowing. Open loans are callable by the lender between 9:00 am and 5:00 pm New York time on any business day in any amount, and the Company will have two days from the call date to repay the amount being called. Open loans can also be prepaid by the Company provided the Company provides notice to the lender between 9:00 am and 5:00 pm New York time on any business day. Term loans will have a maturity date at the inception of a term loan and are not callable by the lender. The Company may prepay a term loan subject to an early prepayment fee equal to 30% of the interest that would have been received by the lender over the term of the loan.

In connection with any borrowings under the Revolving Credit Facility, the Company must place Bitcoin totaling 180% of the aggregate borrowings under the Revolving Credit Facility into a custody account controlled by the lender. If the value of Bitcoin held by this lender as collateral decreases below 170% of the aggregate borrowings outstanding, the Company will be required to provide additional Bitcoin to increase the value to 180% of the loans outstanding. If the value of Bitcoin increases to over 190% of the total aggregate outstanding borrowings, the lender will be required to return Bitcoin or cash to the Company until the collateral equals 180% of the aggregate outstanding borrowings. In addition, collateral must be returned by the lender upon payment of an outstanding loan.

No borrowings were made by the Company on the Revolving Credit Facility and the Company terminated this agreement on October 29, 2025.

See Note 15 for discussion of an additional loan agreement entered into on October 12, 2025.

NOTE 6 – NOTES PAYABLE

In March 2023, the Company entered into a financing arrangement to purchase a vehicle with an interest rate of 11.44% and a monthly payment of $908 until February 2029. The vehicle is collateral for this arrangement.

The following table provides the maturities of notes payable as of September 30, 2025:

Remainder of 2025	$2,725
2026	10,898
2027	10,898
2028	10,898
2029	1,816
Total future payments	37,235
Less: Interest	(6,829)
Total notes payable	30,406
Less current portion	(7,822)
Long-term notes payable	$22,584

NOTE 7 - CONVERTIBLE NOTES

On May 24, 2023, the Company issued Senior Convertible Notes (the “New Notes”) with an aggregate principal amount of $4,934,783 (debt issuance costs of $586,698) due February 24, 2024 to the same investors who were issued convertible notes in August 2022 (the “Convertible Notes”). The New Notes had an initial conversion price of $3,657,600 per share of common stock, which was adjusted to $1,080,000 upon stockholder approval received on August 3, 2023. The conversion price was also subject to further adjustment if the Company completed an equity or convertible note offering with a price below $1,080,000, or completed a stock split, reverse stock split or recapitalization where the lowest day’s volume weighted average price (“VWAP”) of the Company’s stock price is below $1,080,000 in the five days following the stock split, with a floor price of $0.22 (subject to stockholder approval, which was obtained on August 3, 2023). The conversion price was also subject to further adjustment if the Company completed an equity or convertible note offering with a price below $1,080,000. The New Notes were issued with an original issue discount of 8.8% and did not bear interest unless an event of default had occurred, upon which interest accrued at 10% per annum.

The holders of the New Notes also received fully vested warrants (the “New Warrants”) to purchase four shares of the Company’s common stock at an initial exercise price of $1,569,600 per share. The New Warrants expire on August 24, 2027.

Concurrent with the issuance of the New Notes, the Company exchanged the Convertible Notes into two new notes, Series A Notes and Series B Notes both due February 24, 2024 (collectively the “Exchange Notes” and collectively with the New Notes the “May 2023 Notes”). The aggregate principal amount of Series A Notes was $3,690,422 and these were convertible into the Company’s common stock at an initial conversion price of $1,080,000 per share. The aggregate principal amount of the Series B Notes was $23,483,491 and were convertible into the Company’s common stock at an initial conversion price of $1,569,600 which was adjusted to $1,080,000 upon stockholder approval received on August 3, 2023.

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

The Company also exchanged the seven Note Warrants with an exercise price of $4,104,000 per share issued with the Convertible Notes in August 2022 for 12 warrants which had an initial exercise price of $1,569,600 per share (the “Exchange Warrants”) and was adjusted to $1,080,000 per share upon stockholder approval received on August 3, 2023. The Exchange Warrants expire on August 24, 2027.

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

In September 2023, the Company and the holders of the Exchange Warrants entered into a warrant inducement agreement whereby the Exchange Warrant holders agreed to exercise two Exchange Warrants at a reduced exercise price of $504,000 per share. The Company issued the holders two warrants (“Reload Warrants”) with an initial exercise price of $720,000 per share. The Reload Warrants were immediately exercisable for unregistered shares of the Company’s common stock and have the same terms as the May 2023 Warrants and expire August 24, 2027. As discussed in Note 11 below, the holders of the Exchange and Reload Warrants notified the Company that they were forfeiting these warrants.

The May 2023 Warrants and Reload Warrants contained certain conversion limitations, providing that a holder thereof may not exercise such warrants to the extent that, if after giving effect to such conversion, the holder or any of its affiliates would beneficially own in excess of 4.99% of the outstanding shares of the Company’s common stock immediately after giving effect to such exercise.

During the three months ended March 31, 2024, $7,414,025 of principal of the May 2023 Notes were converted into 622 shares of common stock. The Company recognized a loss of $333,544 on the conversion including the write off of $55,490 of unamortized debt issuance costs. On March 4, 2024, the remaining principal of the May 2023 Notes of $24,716,118 was exchanged for 24,698 shares of Series A convertible Preferred Stock with a stated value of $1,000 and an initial conversion price of $8,512. The Company recognized a loss on the exchange of the Convertible Notes for Preferred Stock of $1,314,065.

As a result of the exchange for Preferred Stock in March 2024, the May 2023 Notes are no longer outstanding. The May 2023 Warrants exercise price was reduced to $8,512 as a result of this exchange. See further discussion in Note 11.

NOTE 8 - MAY 2024 SENIOR NOTES

On May 22, 2024, the Company issued Senior Notes with an aggregate principal amount of $2,942,170 due May 22, 2025 (the “May 2024 Notes”) for proceeds before expenses of $2,501,001 (issuance costs were $245,150). The notes were issued with an original issue discount of 15% and do not bear interest unless an event of default occurs, upon which interest will accrue at 10% per annum. Pursuant to the terms of the May 2024 Notes. As discussed further in Note 11, the May 2024 Notes were fully repaid on July 12, 2024 and a loss of $1,470,554 was recognized in the year ended December 31, 2024 for the early extinguishment of these notes. The holders of the May 2024 Notes also received fully vested warrants (the “May 2024 Note Warrants”) to purchase 1,589 shares of the Company’s common stock at an exercise price of $1,856 per share. The May 2024 Note Warrants were exercisable beginning November 23, 2024 and expire November 23, 2029. The number of warrants and the exercise price are subject to adjustment if the Company declares a stock dividend, stock split or recapitalization.

NOTE 9 - WARRANT LIABILITIES

Series A and Series B Warrants

As discussed in Note 11 below, the Company issued Series A and Series B Warrants (the “November 2023 Warrants”) in connection with the sale of common units and pre-funded warrant units. Under the terms of the November 2023 Warrants, the number and exercise price are subject to adjustment if the Company completes certain transactions specified in these warrant agreements. In addition, the Series A Warrants have a cashless exercise provision, if approved by stockholders, which would allow holders to cashless exercise one warrant for three shares of the Company’s common stock. Such adjustments were subject to stockholder approval (which was received on January 12, 2024). The Company initially determined that these warrants should be classified as liabilities and used a Monte Carlo simulation to estimate the fair value until stockholder approval of the cashless exercise provision was completed.

Subsequent to the approval by stockholders of the cashless exercise provision of the Series A Warrant, the fair value of each Series A Warrant is the value of three shares of the Company’s common stock. In the three months ended March 31, 2024, the Company recognized a loss of $12,733,180 for the change in fair value of the Series A Warrants and the Company reclassified the fair value of Series A Warrants exercised on a cashless basis to stockholders equity in the amount of $17,352,653. Based on the closing price of the Company’s common stock on September 30, 2025 of $7.52, the fair value of each Series A Warrant is $22.56 and based on the total number of warrants outstanding of 4,740, the warrant liability for Series A Warrants is $106,934 at September 30, 2025.

In the nine months ended September 30, 2024, the Company recognized a loss of $2,174,673 on the change in fair value of the Series B Warrants and a gain of $165,355 from the exercise of the Series B Warrants. As discussed in Note 11 below, on May 17, 2024, certain terms of the Series B Warrants were amended, including a cashless exercise provision, which resulted in the Series B warrants no longer being liabilities. The fair value of each Series B Warrant is the value of the closing stock price of the Company times 0.81, the cashless exercise exchange ratio. Based on the closing price of the Company’s common stock on May 17, 2024 of $1,849.60, the fair value of each Series B Warrant is $1,498.16. The fair value of the Series B Warrants of $ 3,405,662 as of May 17, 2024 was reclassified to equity. As of September 30, 2025, 24 Series B Warrants remain outstanding.

The following represents the activity associated with the Series A Warrants for the nine months ended September 30, 2025:

Fair value on January 1, 2025	$111,658
Gain on change in fair value	(4,724)
Balance at September 30, 2025	$106,934

NOTE 10 – RELATED PARTY TRANSACTIONS

Gemini

On July 13, 2025, the Company entered into a Strategic Digital Assets Services Agreement with Gemini NuStar, LLC (“Gemini”) (the “Gemini Agreement”), pursuant to which Gemini will provide non-discretionary execution and digital asset-related informational services. These services may include market commentary, protocol updates, or other general insights as directed by the Company. Gemini does not act as an advisor, fiduciary, or investment manager to the Company, and all trading and investment decisions remain solely under the Company’s control. In connection with the Gemini Agreement, upon the closing of the Private Placement, the Company issued a warrant to Gemini to purchase up to 901,542 shares of common stock, discussed further in Note 11.

Also on July 13, 2025, the Company entered into a Custodial Services Agreement (together with the Gemini Agreement, the “Gemini Agreements”) with Gemini Trust Company, LLC (“Gemini Trust”), pursuant to which the Company has engaged Gemini Trust to provide custody services of the Company’s digital asset holdings. The Company pays a monthly custodial fee as a percentage of the digital assets held in the Company’s custodial accounts at Gemini at month end. For the three and nine months ended September 30, 2025, the Company has recognized custodial fee expense of $628,815.

Mr. Rohan Chauhan, a member of the Company’s board of directors (the “Board”), is the Director of Strategy at Gemini.

Board of Directors

On July 17, 2025, in connection with the Private Placements, the Company’s four existing independent members of the Board prior to the Private Placements received an aggregate payment from the Company of $600,000 in cash, with each individual amount based on their board tenure as payment for equity awards that could not be issued previously as part of their compensation for being on the Company’s Board. Each existing independent director also received a grant of 10,000 stock options from the Company’s 2025 Stock Plan to purchase the Company’s common stock at $10 per share with a ten-year term, regardless of service being provided and only forfeitable in the event board service is terminated for cause as defined in the stock option agreements (the “Forfeiture Clause”). These stock options vest in 20% installments based upon the achievement of milestones tied to the daily VWAP of the Company’s common stock trading price with the first 20% vesting at $10 and each installment increasing in $5 increments, and all stock options fully vesting if the daily VWAP reaches $30 (the “Applicable Vesting Schedule”). These stock options are not exercisable until the 2025 Stock Plan and shares to be issued under the 2025 Stock Plan are approved by the Company’s stockholders (the “Approval Requirement”). These board members collectively purchased 60,000 shares of the Company’s common stock for $600,000 in the Private Placements.

In connection with the Private Placements, the Board elected Ryan Lane, Ian Read, Rohan Chauhan and Matthew Homer to serve on the Board until director elections are held at the Company’s next stockholder meeting. In connection with the appointment of each of Messrs. Read, Homer and Chauhan as directors, each: (a) signed an offer letter with the Company pursuant to which they each will be entitled to an annual fee of $40,000 plus a $10,000 fee for any committees on which they serve, both of which will be paid quarterly; and (b) was granted 298,802 stock options from the Company’s 2025 Stock Plan to purchase the Company’s common stock at $10 per share with a ten-year term, and subject to the Forfeiture Clause. These stock options vest in accordance with the Applicable Vesting Schedule and are subject to the Approval Requirement.

In connection with the Private Placements, Mr. Lane was also appointed to serve as both Chairman of the Board and Co-Chief Executive Officer (“Co-CEO”) of the Company. Mr. Lane signed an employment agreement with the Company, dated July 17, 2025, and his annual salary is $225,000. Mr. Lane was also paid a signing bonus of $225,000 and was granted 1,792,812 stock options from the Company’s 2025 Stock Plan to purchase the Company’s common stock at $10 per share with a ten-year term, and subject to the Forfeiture Clause. These stock options vest in accordance with the Applicable Vesting Schedule and are subject to the Approval Requirement. Mr. Lane is a founder and principal of Empery Asset Management LP (“EAM”), an investor in the Company, and will continue to provide services to EAM while also being employed by the Company. Mr. Lane also purchased 100,000 shares of the Company’s common stock for $1 million and funds controlled by EAM purchased 2,500,000 shares of the Company’s common stock for $25 million in the Private Placements. As of September 30, 2025, funds controlled by EAM own 2,526,594 shares of the Company’s common stock, and the following warrants to purchase the Company’s common stock i) 4,323 prefunded warrants with an exercise price of $0.00001, ii) 340,626 prefunded warrants with an exercise price of $0.00008, iii) 493,751 warrants with an exercise price of $16.00, iv) 804 warrants with an exercise price of $1,856.00.

All Board members, other than Mr. Lane and Mr. John Kim, also Co-CEO and director, receive an annual fee of $40,000 payable quarterly plus an additional fee of $10,000 for each committee of the Board on which each director serves, if any.

In March 2025, the Company entered into a consulting agreement with ThankYou Studios, an entity owned by Orn Olason, a member of the Company's Board. ThankYou Studios completed a marketing and brand assessment for the Company and the total fees were $45,000.

Existing Officers

Chief Executive Officer

On January 30, 2024, John Kim, formerly an independent board member of the Company, signed an employment agreement with the Company to become the CEO effective February 3, 2024. Mr. Kim’s salary was $800,000 and he had an annual bonus of $250,000. Mr. Kim would also receive 5% of the gross proceeds or other consideration if the Company completes a sale of substantially all of its assets or otherwise enters into a change of control transaction. Mr. Kim would also be entitled to an equity award equal to 10% of the Company’s fully diluted equity, subject to stockholder approval. The Company’s stockholders approved stock options to purchase 180,375 shares of the Company’s common stock at $4.56 per share at the annual stockholders’ meeting held on May 30, 2025. These stock options are fully vested and expire on May 30, 2035.

The above employment agreement was terminated upon execution of a new employment agreement in conjunction with the Private Placements, following which Mr. Kim became Co-CEO and remained on the Board. His annual salary under the new employment agreement is $225,000 and he received a bonus of $225,000 payable upon signing of the new employment agreement with no further bonuses due to Mr. Kim. Mr. Kim was granted 1,494,010 stock options from the Company’s 2025 Stock Plan to purchase the Company’s common stock at $10 per share with a ten-year term, and subject to the Forfeiture Clause. These stock options vest in accordance with the Applicable Vesting Schedule and are subject to the Approval Requirement. Mr. Kim also agreed to modify his previously granted stock options in May 2025 to increase the exercise price from $4.56 to $10 per share upon completion of the Private Placements. Mr. Kim also purchased 22,500 shares of the Company’s common stock for $225,000 in the Private Placements.

Chief Financial Officer

On January 30, 2024, Greg Endo, the Company’s Chief Financial Officer, signed a new employment agreement with the Company. Mr. Endo’s salary was increased to $300,000 and he would have an annual bonus of up to 50% of his salary as determined by the compensation committee of the Board. The Board approved the full amount of Mr. Endo’s 2024 bonus. Mr. Endo had agreed to a reduction of his salary to $238,500 through the end of 2024. On August 23, 2024, the compensation committee of the Board resolved that effective August 16, 2024, Mr. Endo’s annual salary would be restored to $300,000. Mr. Endo would also receive 5% of the gross proceeds or other consideration if the Company completes a sale of substantially all of its assets or otherwise enters into a change of control transaction. Mr. Endo would also be entitled to an equity award equal to 4% of the Company’s fully diluted equity, subject to stockholder approval. The Company’s stockholders approved a grant to Mr. Endo of stock options to purchase 72,150 shares of the Company’s common stock at $4.56 per share at the annual stockholders’ meeting held on May 30, 2025. These stock options are fully vested and expire on May 30, 2035.

The above employment agreement was terminated upon execution of a new employment agreement in conjunction with the Private Placements. Mr. Endo remains as the Company’s Chief Financial Officer and his annual salary under the new employment agreement is $300,000 and he received a bonus of $150,000 payable upon signing of the new employment agreement with no further bonuses due to Mr. Endo. Mr. Endo was granted 747,005 stock options from the Company’s 2025 Stock Plan to purchase the Company’s common stock at $10 per share with a ten-year term, and subject to the Forfeiture Clause. These stock options vest in accordance with the Applicable Vesting Schedule and are subject to the Approval Requirement. Mr. Endo also agreed to modify his previously granted stock options to increase the exercise price from $4.56 to $10 per share upon completion of the Private Placements. Mr. Endo also purchased 20,000 shares of the Company’s common stock for $200,000 in the Private Placements.

The Company accrued the above-mentioned bonuses payable to Mr. Kim and Mr. Endo under their employment agreements prior to the Private Placements in accrued liabilities as of December 31, 2024, and these were paid in April 2025. The bonuses payable upon signing of the new employment agreements were paid in July 2025.

Other Executive Officer Appointments

In connection with the Private Placements, the Board appointed Timothy Silver and Brett Director to serve on the Company’s management team. Mr. Silver serves as Chief Operating Officer and Mr. Director serves as Vice President of Legal. Mr. Silver and Mr. Director signed employment agreements, and their annual salaries are $150,000 and $200,000, respectively. Mr. Silver and Mr. Director were also granted 597,604 and 298,802 inducement stock options, respectively, to purchase the Company’s common stock at $10 per share with a ten-year term, subject to the Forfeiture Clause. These stock options vest in accordance with the Applicable Vesting Schedule. Mr. Silver and Mr. Director are also employees of EAM and will continue to provide services to EAM while also being employees of the Company. Mr. Silver purchased 2,500 shares of the Company’s common stock for $25,000 and Mr. Director purchased 10,000 shares of the Company’s common stock for $100,000 in the Private Placements.

Former Employees

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

In March 2024, the Company entered into a consulting agreement with Mr. Okonsky pursuant to which he was entitled to a monthly fee of $5,000 and payment of 1% of the gross proceeds from any merger, sale or change of control transaction (“Change of Control Payment”) (as determined by the Board) entered into by the Company for a period of up to 6 months following the termination of the consulting agreement. The consulting agreement had a 24 month term and was cancellable by either party with 30 days notice. This consulting agreement terminates any remaining provisions of a prior consulting agreement entered into in March 2021 with Pink Possum, an entity controlled by Mr. Okonsky, with the exception of the four ten-year warrants with an exercise price of $1,416,960 which remain outstanding. On September 9, 2024, Mr. Okonsky resigned from the Board of the Company. The consulting agreement was amended and the monthly fee was amended to $8,333 per month for twelve months and the Change of Control Payment was eliminated. In March 2025, the Company and Mr. Okonsky entered into an agreement to terminate the consulting agreement and the Company paid Mr. Okonsky $38,000.

Highbridge Consultants, LLC

On August 28, 2020, the Company entered into a consulting agreement (the “Highbridge Consulting Agreement”) with Highbridge Consultants, LLC (“Highbridge”), an entity controlled by Mr. Adrian James, a co-founder of the Company, pursuant to which Mr. James provided the Company with services in exchange for warrants. The Highbridge warrants were fully exercised on a cashless basis in 2021.

In addition, pursuant to the Highbridge Consulting Agreement, upon the occurrence of a Fundamental Transaction (as defined below) for an aggregate gross sales price of $100 million or more, the entity will receive a cash payment equal to 1% of such gross sales price. For the purposes of the Highbridge Consulting Agreement, “Fundamental Transaction” means any of the following: (i) a consolidation or merger involving the Company if the holders of the voting securities of the Company that are outstanding immediately prior to the consummation of such consolidation or merger do not, immediately after the consummation of such consolidation or merger, hold voting securities that collectively possess at least a majority of the voting power of all the outstanding securities of the surviving entity of such consolidation or merger or such surviving entity’s parent entity; (ii) a transfer or issuance (in a single transaction or series of related transactions) by one or more of the Company and its stockholders to one person or to any group of persons acting in concert, of shares of the Company’s capital stock then collectively possessing 50% or more of the voting power of all then outstanding shares of the Company’s capital stock (computed on an as-converted to common stock basis); or (iii) any sale, license, lease, assignment or other disposition of all or substantially all of the assets of the Company. Furthermore, commencing upon the completion of the Company’s initial public offering of the shares of our common stock, if the Company’s market capitalization exceeds $300 million for a period of 21 consecutive trading days, the entity will receive an additional cash payment equal to $15 million; provided that the Company will have the right, in its sole discretion, to make the foregoing $15 million payment by the issuance of shares of the Company’s common stock. The foregoing amounts will be payable to the entity if the above milestones occur any time prior to the ten year anniversary of the original Highbridge Consulting Agreement, or August 28, 2030.

On July 11, 2025, the Company entered into a release and termination agreement (the “Consultant Termination Agreement”) with Highbridge pursuant to which the parties agreed to terminate and mutually release all of the parties’ rights and obligations under the Highbridge Consulting Agreement, (as amended on or about March 25, 2021), including the release of the Company’s obligation to make certain market capitalization milestone payments to Highbridge, in exchange for the payment by the Company of a termination fee in an aggregate amount of $2 million, which was paid and expensed in the three and nine months ended September 30, 2025.

New York Office Lease

On August 28, 2025, the Company entered into an assignment and assumption of a lease agreement with EAM whereby the Company agreed to assume half of the lease obligation of the New York City office lease of EAM since three of EAM’s executives and one additional employee became Company employees in conjunction with the Private Placement as these individuals will continue to work in the New York City office. The Company, EAM and the landlord for the facility entered into a Consent to Assignment Agreement whereby the Company and EAM are jointly and severally liable for payment of the rent to the landlord. In the event that either EAM or the Company do not make their respective payments, then the other entity will be liable for the full rent payment to the landlord and the paying entity can seek recourse from the non-paying entity under the contribution agreement between them. The Company’s portion of its lease obligation to the landlord is $9,617 per month through June 2029,subject to adjustment for changes in property taxes assessed to the landlord on the facility. EAM signed an extension with the landlord of the lease beyond June 2029. The Company will have the option to opt out of this lease extension by providing EAM notice on or prior to June 1, 2029.

NOTE 11 – STOCKHOLDERS’ EQUITY

The Company is authorized to issue 250,000,000 shares of common stock and 5,000,000 shares of preferred stock both with a par value of $0.00001. The specific rights of the preferred stock, when so designated, shall be determined by the Board.

On June 11, 2025, the Company completed a 1-for-8 reverse stock split. Any stockholders with fractional shares as a result of the reverse stock split were paid cash (without interest) equal to such fractional shares multiplied by the average closing sales prices of the Company’s common stock during regular trading hours for the five consecutive trading days immediately preceding the reverse stock split. A total of $941 was paid for the satisfaction of fractional shares.

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

On February 6, 2025, the Company consummated an underwritten public offering pursuant to which it received net proceeds of $10,703,882 from the sale of 53,750 common stock units, which consisted of 53,750 shares of common stock and 53,750 fully exercisable five-year warrants to purchase the Company’s common stock at $16 per share, and 696,250 pre-funded warrant units, which consisted of 696,250 pre-funded fully exercisable warrants with an exercise price of $0.00008 and 696,250 fully exercisable five-year warrants to purchase the Company’s common stock at $16 per share (the “$16 Warrants”). Through September 30, 2025, 355,626 pre-funded warrants have been exercised and no pre-funded warrants were exercised from October 1, 2025 to November 10, 2025. Through September 30, 2025, 111,500 $16 Warrants were exercised, and no $16 Warrants were exercised from October 1, 2025 to November 8, 2025.

On June 24, 2025, the Company and certain EAM entities who hold the Company’s common stock reached an agreement for the return by the holders of 4,323 shares of common stock to the Company. In exchange for the return of the shares, the Company issued these EAM entities pre-funded warrants for 4,323 shares of common stock.

Private Placements

On July 17, 2025, the Company entered into (i) a securities purchase agreement (the “Cash Purchase Agreement”), and (ii) a securities purchase agreement, (the “BTC Purchase Agreement” and, together with the Cash Purchase Agreement, the “Purchase Agreements”) by and among the Company and each purchaser party thereto pursuant to which the Company issued an aggregate of 44,414,189 shares of common stock of the Company, par value $0.00001 per share and pre-funded warrants to purchase up to an aggregate of 5,728,662 shares of common stock. The Company received aggregate gross proceeds of $501 million, before deducting cash expenses including placement agent fees and other transaction related expenses of approximately $21 million, which excludes the value of the warrants issued to the placement agents as discussed below. Gross proceeds included payment of 235.8 BTC pursuant to the BTC Purchase Agreement with a value of $28 million.

The unfunded exercise price of each pre-funded warrant is equal to $0.00001 per underlying pre-funded warrant share. The exercise price and the number of shares of common stock issuable upon exercise of each pre-funded warrant is subject to appropriate adjustment in the event of certain stock dividends, stock splits, stock combinations, or similar events affecting the common stock. The pre-funded warrants are exercisable in cash or by means of a cashless exercise and will not expire until the date the pre-funded warrants are fully exercised. The pre-funded warrants may not be exercised if the aggregate number of shares of common stock beneficially owned by the holder thereof (together with its affiliates) immediately following such exercise would exceed a specified beneficial ownership limitation; provided, however, that a holder may increase or decrease the beneficial ownership limitation by giving notice to the Company (61 days notice for increases), but not to any percentage in excess of 9.99%. As of September 30, 2025, 2,160,073 of the pre-funded warrants issued in the Private Placements were exercised. There were no exercises of these pre-funded warrants subsequent to September 30, 2025 through November 10, 2025.

Concurrent with the Purchase Agreements, the Company and the Purchasers entered into a Registration Rights Agreement, dated July 17, 2025 (the “Registration Rights Agreement”), providing for the registration for resale of the common shares and the pre-funded warrant shares sold in the Private Placements and the shares underlying the Gemini Warrants, the Placement Agent Warrants and the consultant warrant issued concurrent with the Private Placements that are not then registered on an effective registration statement, pursuant to a registration statement (the “Registration Statement”) to be filed with the SEC no later than August 16, 2025. The Company filed the Registration Statement on August 15, 2025 and it became effective on August 18, 2025 and has remained effective through November 10, 2025.

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

At the Market Program

As discussed above, on October 18, 2024, the Company established the ATM under which it can sell up to $100 million of its common stock and is subject to a fee payable to Aegis Capital Corp. (“Aegis”) of 3%. On July 17, 2025, the Company entered into Amendment No.1 to the At-The-Market Issuance Sales Agreement (the “ATM Amendment Sales Agreement”) with Aegis which, among other matters, (i) increases the maximum capacity of the program by $1 billion and (ii) adjusts the fee Aegis will be paid as sales agent to 1% of gross proceeds of sales under the At-The-Market Issuance Sales Agreement for such additional amount. The Company filed a shelf registration statement to register the shares underlying such agreement on July 30, 2025.

During the nine months ended September 30, 2025, the Company received net proceeds of $10,288,062 for the sale of 356,568 shares of common stock through the ATM. No shares were sold under the ATM subsequent to September 30, 2025 through November 10, 2025.

Common Stock Buy Back Programs

On March 21, 2025, the Company’s Board approved a stock buyback program whereby the Company could repurchase up to $2 million of common stock subject to a limitation that at least 500,000 shares of common stock must be outstanding to meet Nasdaq compliance rules. Through September 30, 2025, the Company has repurchased 65,348 shares of common stock at an average purchase price of $7.82 per share with cash of $510,907, including commissions paid of $17,045, under the March 2025 stock buyback program.

On July 24, 2025, the Board approved a $100 million common stock repurchase program (increased by the Board to $150 million on October 10, 2025) which terminated the March 2025 buyback program. The authorization is effective through July 24, 2027, subject to extension or earlier termination by the Board at any time. The shares of common stock may be repurchased from time to time in open market transactions at prevailing market prices not to exceed $20 per share, in privately negotiated transactions, or by other means in accordance with federal securities laws. The actual timing, number and value of shares repurchased under the program will be determined by management at its discretion and will depend on a number of factors, including the market price of the common stock, general market and economic conditions and applicable legal requirements. The repurchase program does not obligate the Company to purchase any particular number of shares of common stock.

Through September 30, 2025, the Company has repurchased 5,168,818 shares of common stock under the new repurchase program at an average purchase price of $7.53 per share with cash of $38,895,551, including commissions paid of $384,607. For the period from October 1, 2025 to November 10, 2025, the Company has repurchased 5,914,016 shares of common stock at an average purchase price of $7.21 per share with cash of $42,640,503, including commissions paid of $403,310. These repurchases were funded from the borrowing agreements discussed in Note 5 above.

The shares repurchased under both buyback programs and cash paid are presented as treasury stock in the condensed consolidated balance sheet as of September 30, 2025.

Series A Convertible Preferred Stock

On March 4, 2024, the Company designated 25,000 shares of Preferred Stock as Series A Convertible Preferred Stock with a par value of $0.00001 per share and exchanged the remaining May 2023 Notes (principal of $24,694,670) for Preferred Stock. For each $1,000 of May 2023 Note principal, one share of Preferred Stock was issued with a stated value of $1,000, and any principal held by an investor below $1,000 was granted one additional share of Preferred Stock. A total of 24,698 shares were issued in connection with the exchange. The Preferred Stock is initially convertible into shares of the Company’s common stock at $8,512 per share. Conversion of Preferred Stock to common stock of the Company by the holders of the Preferred Stock is limited based on ownership restrictions of either 4.99% or 9.99%. The conversion price is subject to adjustment for anti-dilution provisions with an initial floor of $6,272 per share, subject to adjustment to $3,200 per share if stockholder approval was received. The stockholders approved this adjustment at the 2024 annual meeting held on May 28, 2024.

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

Warrants

November 2023 Common Units and Pre-Funded Warrant Units

On November 17, 2023, the Company sold (i) 12 common units (“Common Units”), each consisting of one share of the Company’s common stock, a Series A warrant to purchase one share of common stock at an initial exercise price of $158,400 per share or pursuant to an alternative cashless exercise option (described below), which warrant will expire on the five-year anniversary of the original issuance date (the “Series A Warrants”) and a Series B warrant to purchase one share of common stock at an initial exercise price of $241,920 per share, which warrant will expire on the five-year anniversary of the original issuance date (the “Series B Warrants” and together with the Series A Warrants, the “Warrants”); and (ii) 138 pre-funded units (the “Pre-funded Units” and together with the Common Units, the “Units”), each consisting of one pre-funded warrant to purchase one share of common stock (the “Pre-funded Warrants”), a Series A Warrant and a Series B Warrant. The purchase price of each Common Unit was $120,960, and the purchase price of each Pre-Funded Unit was $120,957.12. The Pre-Funded Warrants were immediately exercisable and may be exercised at any time until all of the Pre-Funded Warrants are exercised in full. All of the Pre-Funded Warrants were exercised by January 9, 2024.

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

Series A Warrants

Each Series A Warrant had an initial exercise price per share equal to $158,400, was immediately exercisable upon issuance, and expires on the five-year anniversary of the original issuance date, or November 17, 2028.

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

The number of Series A Warrants were adjusted for the closing of the Private Placements on July 21, 2025, reverse stock split completed on June 11, 2025 and as a result of the February 6, 2025 common stock unit and pre-funded warrant unit offering in accordance with the Share Event provision noted above. As of September 30, 2025, 4,740 Series A Warrants remain outstanding.

Series B Warrants

Each Series B Warrant offered had an initial exercise price per share equal to $241,920, was immediately exercisable upon issuance, and will expire on the five-year anniversary of the original issuance date, or November 17, 2028.

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

On May 17, 2024, after giving effect to the Warrant Amendment, the Company and certain holders of Series B Warrants agreed to purchase an aggregate of 2,153 shares of common stock (the “Holders”) entered into separate exchange agreements (the “Agreements”) pursuant to which the Company agreed to exchange the Series B Warrants held by the Holders for shares of Company common stock (or, at the option of the Holder, pre-funded warrants) at a ratio of 0.81 shares of Company common stock (or, at the option of the Holder, pre-funded warrants) for each whole Series B Warrant. A total of 1,148 pre-funded warrants with an exercise price of $0.008 and 597 shares of common stock were issued to the Holders.

As of September 30, 2025, 24 Series B Warrants remain outstanding and all of the pre-funded warrants were fully exercised in 2024.

Other Warrants

As discussed in Note 10 above, the Company issued warrants to purchase up to 901,542 shares of common stock to Gemini or its designees (the “Gemini Warrants”) with an exercise price of $10 per share and a 10-year term. The Gemini Warrants began vesting and become exercisable on July 21, 2025 in accordance with the Applicable Vesting Schedule. Based on the highest VWAP of the Company’s common stock from July 21, 2025, 360,618 warrants have vested as of September 30, 2025.

The Company issued 163,929 warrants to purchase shares of common stock to the placement agents of the Private Placements (the “Placement Agent Warrants”) with an exercise price of $10 per share and a five-year term. The Placement Agents Warrants began vesting and become exercisable on July 21, 2025 based on the Applicable Vesting Schedule. Based on the highest VWAP of the Company’s common stock since July 21, 2025, 65,573 warrants have vested as of September 30, 2025.

The Company has determined that the Gemini Warrants and the Placement Agent Warrants should be classified as equity. Since the first 20% of these warrants vest if the Company’s daily VWAP is $10 and the Private Placements priced at $10, the Company concluded that the first tranche was certain to vest at the time of grant, which was the same day the Purchase Agreements were executed by investors for the Private Placements and used a Black-Scholes option pricing model. Since the daily VWAP beyond $10 was uncertain, the Company used Monte Carlo simulation to estimate the value of the remaining tranches of these warrants.

The following assumptions were used in the Black Scholes option pricing models and Monte Carlo simulations:

Company stock price on valuation date	$10.00
Volatility	143.85%
Risk free interest rate - 5 years	3.94%
Risk free interest rate - 10 years	4.43%
Dividend yield	0.00%

Based on the above inputs, the following fair values and derived service periods were calculated:

	Daily VWAP $10	Daily VWAP $15	Daily VWAP $20	Daily VWAP $25	Daily VWAP $30
Fair value - 5 year service period	$9.03	$9.02	$9.02	$9.02	$9.01
Derived service period - years	N/A	0.20	0.38	0.56	0.69
Fair value - 10 year service period	$9.82	$9.80	$9.80	$9.80	$9.80
Derived service period - years	N/A	0.20	0.40	0.58	0.73

The Company’s highest VWAP in the period from July 21, 2025 to September 30, 2025 was $18.77. Therefore the first two tranches vested and the Company recognized all of the expense for these tranches as of September 30, 2025. The Company recognized expense on the remaining unvested tranches based on the derived service periods and number of days vesting in the period ended September 30, 2025. The Company recognized total expense of $924,226 for the Placement Agent Warrants and recorded this as offering costs related to the Private Placements. The Company recognized total expense of $5,432,230 in general and administrative expense for the Gemini warrants. Remaining expense to be recognized for the Placement Agent Warrants and Gemini Warrants are $554,413 and $3,406,487, respectively, which will be recognized over the remaining derived service periods for each tranche unless the daily VWAP exceeds the vesting price for the tranche, in which case the expense will be recognized immediately.

In addition, concurrent with the closing of the Private Placements, the Company issued fully vested warrants to a consultant to purchase up to 25,000 shares of common stock with an exercise price of $10 per share of common stock and a ten-year term. The Company valued these warrants using a Black-Scholes option pricing model using the same ten-year inputs noted above. The Company recognized expense of $249,413 in general and administrative expense for the three and nine months ended September 30, 2025.

As discussed in Note 7, the Company issued the Note Warrants, which were fully vested, to purchase seven shares of the Company’s common stock at an initial exercise price of $4,104,000. The Note Warrants expire August 24, 2027. Also, the Company issued to the placement agent of the Convertible Notes, fully vested warrants to purchase one share of the Company’s common stock at an exercise price of $5,130,000. The warrants were not exercisable until February 24, 2023 and expire on February 24, 2028. The Company valued all of these warrants using the closing price of the Company’s common stock on August 24, 2022 of $3,513,600, volatility of 79.81% based on peer companies, risk free interest rate of 3.03%, no dividends and an estimated life of 2.5 years.

In May 2023, all of the Note Warrants to purchase seven shares of the Company’s common stock were exchanged for Exchange Warrants to purchase 12 shares of the Company’s common stock with an initial exercise price of $1,569,600 per share (which was adjusted to $1,080,000 per share upon stockholder approval which was received on August 3, 2023). The Exchange Warrants expire August 24, 2027. In 2023 and 2024 certain holders of the Exchange Warrants exercised warrants to purchase four shares of the Company’s common stock. On November 8, 2024, holders of the remaining warrants to purchase eight shares of the Company’s common stock notified the Company that they were forfeiting these warrants.

Also in May 2023, in connection with the issuance of the New Notes, the Company also issued New Warrants (together with the Exchange Warrants the “May 2023 Warrants”) to purchase four shares of common stock at an initial exercise price of $1,569,600 (which was adjusted to $1,080,000 per share upon stockholder approval which was received on August 3, 2023). Subsequent to the adjustment of the exercise price for the reverse splits and issuance of Preferred Stock discussed above, on November 8, 2024 the holder of these warrants notified the Company that it was forfeiting these warrants.

As noted below, two of the Exchange Warrants were exercised at a price of $504,000 per share and two Reload Warrants were issued with an exercise price of $720,000 per share. In October 2023, the Reload warrant exercise price was reduced to $394,272. The Reload warrants expire August 24, 2027. Subsequent to the adjustment of the exercise price for the reverse splits and issuance of Preferred Stock discussed above, on November 8, 2024 the holder of these warrants notified the Company that it was forfeiting these warrants.

Warrant Inducements

As discussed in Note 7, the Company issued the May 2024 Note Warrants on May 22, 2024, which are fully vested, to purchase 1,589 shares of the Company’s common stock at an exercise price of $1,856. The Note Warrants were initially exercisable on November 23, 2024 and expire on November 23, 2029. The Company valued these warrants using the closing price of the Company’s common stock on May 22, 2024 of $1,408, volatility of 155% the Company’s historical volatility, risk free interest rate of 4.47%, no dividends and a life of 5.5 years.

The following is the activity related to pre-funded common stock warrants during the nine months ended September 30, 2025:

	Pre- Funded Common Stock Warrants
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Life in years(1)	Intrinsic Value
Outstanding at January 1, 2025	10,263	$0.00064
Purchased	6,424,914	$0.00002
Exercised	(2,525,962)	$0.00002
Outstanding at September 30, 2025	3,909,215	$0.00002	–	$29,397,234
Exercisable at September 30, 2025	3,909,215	$0.00002	–	$29,397,234

(1)	Pre-funded warrants expire only upon exercise

The following is the activity related to all common stock warrants, excluding pre-funded warrants, during the nine months ended September 30, 2025:

	Other Common Stock Warrants
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Life in years	Intrinsic Value
Outstanding at January 1, 2025	14,804	$4,158.33
Granted/purchased	1,848,471	$12.39
Exercised	(123,603)	$14.43
Outstanding at September 30, 2025	1,739,672	$47.54	7.23	$32,509
Exercisable at September 30, 2025	1,739,672	$47.54	7.23	$32,509

NOTE 12 – STOCK-BASED COMPENSATION

2025 Stock Plan

As discussed in Note 10, in conjunction with the digital asset treasury strategy and Private Placements, on July 16, 2025, the Company’s Board adopted the 2025 Stock Plan (the”2025 Plan”) and granted stock options to certain employees, Board members and a consultant. A total of 5,681,381 stock options were granted to purchase the Company’s common stock at $10 per share with a ten-year term, regardless of service being provided and only forfeitable in the event employment is terminated for cause as defined in the stock option agreement. These stock options vest based on the Applicable Vesting Schedule. The Company’s highest VWAP in the period from July 17, 2025 to September 30, 2025 was $29.86,and accordingly the first four tranches vested. Since these stock options are not exercisable until the 2025 Stock Plan and shares to be issued under the 2025 Stock Plan are approved by the Company’s stockholders, the Company has not recorded any share-based compensation expense for these stock options as there is no measurement date since stockholder approval is uncertain. Once stockholder approval is obtained, the Company will value these options and recognize share-based compensation for any vested awards and any unvested awards based on the derived service period.

Inducement Stock Options

Also in connection with the Private Placements, the Board approved 1,045,807 inducement stock option grants to purchase the Company’s common stock with an exercise price of $10 to two executives (see Note 10 above) and one employee. These stock options have a ten-year term regardless of continued employment with the Company, provided that the employee is not terminated for cause. These stock options vest based on the Applicable Vesting Schedule. The Company used a Black Scholes option pricing model and Monte Carlo simulation to value these stock options consistent with the Placement Agent Warrants (see Note 11) since the Company determined the expected life of these options is approximately 5 years. Based on the highest VWAP of the Company’s common stock since the Private Placements, 836,648 stock options have vested as of September 30, 2025. The Company recognized total expense of $8,072,716 in general and administrative expense for these inducement stock options and the remaining expense to be recognized is $1,362,555 which will be recognized over the remaining derived service period of approximately six months.

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

2021 Stock Plan

In January 2021, the Company’s Board adopted the Volcon, Inc. 2021 Stock Plan, (the “2021 Plan”). The 2021 Plan is a stock-based compensation plan that provides for discretionary grants of stock options, stock awards, and restricted stock unit awards to employees, members of the Board and consultants (including restricted stock units issued prior to the adoption of the plan as further discussed below). The Company has reserved five shares of the Company’s common stock for issuance under the 2021 Plan. To the extent that an award, if forfeitable, expires, terminates or lapses, or an award is otherwise settled in cash without the delivery of shares of common stock to the participant, then any unpaid shares subject to the award will be available for future grant or issuance under the 2021 Plan. There are no shares available for issuance under the 2021 Plan as of September 30, 2025. Awards vest according to each agreement and as long as the employee remains employed with the Company or the consultant continues to provide services in accordance with the terms of the agreement.

Other

As discussed in Note 10 above, fully vested stock options were granted to one of the Company’s Co-CEOs and CFO to purchase a total of 252,525 shares of the Company’s common stock at $4.56 per share. The Company recognized share-based compensation of $1,125,802 related to these stock options in the nine months ended September 30, 2025. On July 17, 2025, the Co-CEO and CFO amended these stock options to reset the exercise price to $10 per share. There was no impact to share-based compensation for this modification as the fair value immediately after the modification was less than the fair value immediately before the modification.

The following summarizes activity relating to common stock options to employees and consultants, which excludes the options granted under the 2025 Stock Plan noted above, for services during the nine months ended September 30, 2025:

	Common Stock Options
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Life in years	Intrinsic Value
Outstanding at January 1, 2025	816	$14,203.20		$–
Granted	1,298,332	$10.00
Forfeited
Canceled	(782)	$104.32
Outstanding at September 30, 2025	1,298,366	$121.16	9.77	–
Exercisable at September 30, 2025	1,089,207	$142.51	9.77	$–

Total stock-based compensation recorded for the three and nine months ended September 30, 2025 and 2024 for all stock-based compensation awards, has been recorded as follows:

	Three Months Ended September 30, 2025	Three Months Ended September 30, 2024	Nine Months Ended September 30, 2025	Nine Months Ended September 30, 2024
Cost of goods sold	$–	$–	$–	$(11,827)
Sales and marketing	–	10,053	(25,132)	21,984
Product development	–	–	–	126,337
General and administrative	13,754,360	–	14,880,162	159,388
Total	$13,754,360	$10,053	$14,855,030	$295,882

NOTE 13 – LOSS PER COMMON SHARE

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

	Three months	Three months	Nine months	Nine months
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024

Numerator:

Net loss	$(34,555,301)	$(13,638,478)	$(40,915,628)	$(40,292,940)

Denominator:

Denominator for basic and diluted net loss per common share - weighted average of common shares	36,134,736	71,234	12,460,615	26,418

Basic and diluted net loss per common share	$(0.96)	$(191.46)	$(3.28)	$(1,525.21)

As discussed in Note 2 above, the Company received notice from DTCC on behalf of the brokerage firms that hold the shares of Company common stock held in “street name” that in connection with the foregoing rounding of shares the Company would need to issue 23,617 shares of common stock which were issued on May 5, 2025. If these shares had been issued as of November 19, 2024 when notice from DTCC was received, the amounts for basic and diluted net loss per common share for nine months ended September 30, 2025 would be as follows:

Denominator:

Denominator for basic and diluted net loss per common share - weighted average of common shares	12,471,342

Basic and diluted net loss per common share	$(3.28)

Common shares consisting of shares potentially dilutive as of September 30, 2025 and 2024 are as follows:

	September 30, 2025	September 30, 2024
Warrants	5,648,887	11,975
Stock options	1,298,366	787
Total	6,947,253	12,762

NOTE 14 – INCOME TAXES

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

NOTE 15- SUBSEQUENT EVENTS

On October 12, 2025, the Company entered into a Master Loan Agreement (the “MLA”) with a lender to obtain additional capital in the form of delayed draw term loans, the proceeds of which shall be applied towards share repurchases by the Company. Under the MLA, the Company may borrow, in one or more draws of minimum increments of $5 million, an aggregate principal amount of up to $100 million, through October 9, 2026 (subject to the extension referenced below), at which date, all such loans, together with any accrued and unpaid interest and related obligations, shall become due and payable in their entirety. The Company has the option, in its sole discretion, to extend the due date of all such loans for one additional year, to October 9, 2027 and the Company exercised this option on October 29, 2025. Further, the MLA was not subject to any commitment fees and borrowings can be repaid early without any prepayment penalty or premium. The interest rate applicable to all outstanding loans will be 6.50% per annum payable monthly. The Company must initially provide the Lender with BTC equal to 250% of any amount borrowed as collateral, which is subject to additional margin calls or return of collateral based on the change in BTC’s price over the term of the outstanding loans. As of November 10, 2025, the Company has taken draw term loans totaling $30 million.

On October 15, 2025, the Company entered into an agreement with Venom EV, LLC (“Venom”), to divest the Volcon brand in exchange for a non-dilutable 10% equity position in Venom’s reorganized Delaware corporation on a fully-diluted basis. The Company transferred all Volcon intellectual property, brand assets, trademarks, sales and distribution networks and engineering documentation associated with the Volcon brand (the “IP”) other than its E-Bike, the Brat. The Company will have the right to appoint one director to Venom’s board and may continue to finance Venom’s inventory purchases. In the event that Venom does not complete its corporate reorganization within six months, the Company will have the option to repurchase the IP for a nominal amount.

The Company expects that this agreement will reduce Empery Digital’s future product liability exposure by transferring ownership of Volcon’s four-wheel vehicle business to Venom. Following this divestiture, the Company will concentrate on its two-wheel business, including the launch of new products in European markets and homologation of the Brat in Japan. The Company also plans to expand its vehicle financing operations to generate positive cash flow by leveraging the spread between the Company’s cost of capital and interest income from vehicle financing.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is intended as a review of significant factors affecting the Company’s financial condition and results of operations for the periods indicated. This discussion and analysis should be read in conjunction with the financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and the Company’s Annual Report on Form 10-K, which contains audited financial statements of the Company as of and for the year ended December 31, 2024, previously filed with the Securities and Exchange Commission. Results for the three and nine months ended September 30, 2025 are not necessarily indicative of results for the year ending December 31, 2025 or any future period.

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements. These forward-looking statements generally can be identified by the use of words such as “anticipate,” “expect,” “plan,” “could,” “may,” “believe,” “estimate,” “forecast,” “goal,” “potentially,” “project,” and other words of similar meaning. All statements, other than statements related to present facts or current conditions or historical facts, contained in this Quarterly Report on Form 10-Q are forward-looking statements, including statements regarding our strategy, future operations, future financial position, including the Company's plans to pursue a number of strategic initiatives to acquire Bitcoin and other digital assets, the Company's plans to efficiently build its BTC portfolio and reposition its powersports business, the Company’s ability and plans to increase Bitcoin per share to drive shareholder value, the Company’s ability and plans to generate income through derivatives on BTC through the use of short-term put and call contracts, the plans with respect to repurchases under the Company’s share repurchase program and financing arrangements related thereto, the proposed real time updates on the Company’s website, the Company's ability to successfully maintain the listing of our common stock on the Nasdaq Stock Market, the ability of the Company to generate positive net interest income from financing of inventory purchases, and the approval of the Company's 2025 Stock Plan.

Each forward-looking statement is subject to risks and uncertainties that could cause actual results to differ materially from those expressed or implied in such statements. Applicable risks and uncertainties include the risks and uncertainties regarding, among other things: our ability to change the direction of the Company; our ability to keep pace with new technology and changing market needs; the digital assets to be held by the Company; the Company’s successful implementation of its digital asset treasury strategy; changes in business, market, financial, political and regulatory conditions; risks relating to the Company’s operations and business, including the highly volatile nature of the price of Bitcoin and other cryptocurrencies; the risk that the Company’s stock price may be highly correlated to the price of the digital assets that it holds; risks related to increased competition in the industries in which the Company does and will operate; risks relating to significant legal, commercial, regulatory and technical uncertainty regarding digital assets generally; risks relating to the treatment of crypto assets for U.S. and foreign tax purpose and the competitive environment of our business. Other risks and uncertainties include those identified under the heading “Risk Factors” contained in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2024, as filed with the SEC on March 31, 2025 (as amended by Form 10-K/A filed with the SEC on April 29, 2025, as amended further by Form 10-K/A filed with the SEC on April 30, 2025), our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2025 and June 30, 2025, filed with the SEC on May 9, 2025 and August 12, 2025, respectively, and in any subsequent filings with the SEC.

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

Overview

Digital Asset Treasury Strategy

On July 17, 2025, the Company announced its entry into securities purchase agreements with certain institutional and accredited investors in private placements for the purchase and sale of 44,414,189 shares of common stock of the Company, par value $0.00001 per share and pre-funded warrants to purchase up to an aggregate of 5,728,662 shares of common stock with an exercise price of $0.00001, at a price of $10 per share, for aggregate gross proceeds of approximately $501 million which includes payment in Bitcoin (“BTC”) of $28 million, before deducting placement agent fees and other offering expenses (the “Private Placements”). The Private Placements closed on July 21, 2025. The Company has used the net proceeds of $452 million from the Private Placements (excluding the $28 million of BTC received) to purchase or otherwise acquire BTC and for the establishment of the Company’s cryptocurrency treasury operations. In connection with the announcement of the Private Placements, the Company announced the launch of its digital asset treasury strategy, pursuant to which the Company plans to pursue a number of strategic initiatives to acquire additional BTC and potentially other digital assets.

The key component of the digital asset strategy is to optimize the Company’s capital structure to increase BTC per share to drive shareholder value. This includes issuing equity when market conditions allow us to raise capital at a premium to net asset value (“NAV”), defined as the value of BTC holdings plus cash, minus debt divided by adjusted outstanding shares which includes common stock outstanding plus all pre-funded warrants outstanding. The Company may repurchase shares when shares trade below NAV. The Company has an ATM program in place where it can sell up to $1.1 billion of common stock and since the inception of the digital asset treasury strategy through of November 10, 2025 has sold 136,053 shares of common stock for $1.5 million, including commissions, at an average price of $10.90. The Company may also complete other equity or convertible debt issuances if it determines market conditions are appropriate and has a $1 billion shelf registration statement available to complete such offerings.

The Company also has a share repurchase program that allows it to repurchase up to $150 million of common stock and through November 10, 2025 has bought 11,082,834 shares of common stock for $81.5 million, including commissions, at an average price of $7.36. The Company has used proceeds of $80 million from two borrowing arrangements, that allow for borrowings of up to $150 million, to fund these share repurchases. Some of our BTC is held by these lenders as collateral for outstanding borrowings which we intend to repay with future equity offerings. See Note 5 to the condensed consolidated financial statements for further discussion of these borrowing arrangements.

Additionally, a significant component of the digital asset treasury strategy is to reduce costs across the Company so that cash generated from operations can be used to pay operating expenses and any excess cash generated can be used to purchase more BTC. We also intend to generate income through buying and selling derivatives on BTC, including the use of short-term put and call contracts. Through September 30, 2025, the Company generated income of $287,095 from trading these put and call contracts, which is recorded in other income in the condensed consolidated statement of operations.

The Company also recognizes the risk that digital assets pose with respect to digital wallets being compromised and the Company uses institutional-grade custodians to hold its BTC in wallets, some of which are isolated from the internet, referred to as cold storage, to reduce this risk. We view our BTC as long-term holdings and, although there are no restrictions to selling BTC that are not held as collateral by our lenders, we currently do not expect to sell BTC, but rather accumulate BTC when we have excess cash to deploy. As of November 10, 2025 we acquired 4,081 BTC, of which 1,980 are restricted by lenders as collateral for outstanding loan balances.

The BTC market historically has been characterized by significant volatility in price, limited liquidity and trading volumes compared to sovereign currencies markets, relative anonymity, a developing regulatory landscape, potential susceptibility to market abuse and manipulation, compliance and internal control failures at exchanges, and various other risks that are, or may be, inherent in its entirely electronic, virtual form and decentralized network. If we were required to sell BTC, we may not be able to sell our BTC at the market price as reported on the Gemini exchange (our principal market) on the date of sale, or at all.

Unrealized (gains) losses on digital assets significantly contributed to our results of operations for the three and nine months ended September 30, 2025. During these periods, unrealized loss on digital assets of $14.1 million was recorded, representing 40.9% and 34.8%, of our operating expenses for the three and nine months ended September 30, 2025, respectively.

Electric Vehicles

The Company began its operations as an all-electric, off-road powersports vehicle business. Beginning in 2021, we began efforts to sell off-road powersports vehicles beginning with an electric two-wheeled motorcycle that we discontinued in March 2025. In 2022 we introduced an E-Bike, the Brat, and continue to sell this product. In late 2024 we began selling the HF1 UTV, the MN1 Adventurer and MN1 Tradesman UTV, along with a line of upgrades and accessories.

In January 2025, we also entered into a distribution agreement with a golf cart manufacturer, Super Sonic Company Ltd. (“Super Sonic”) located in Vietnam, and a subsidiary of Odes Industry, to supply golf carts to other companies in the U. S. who sell golf carts. On September 18, 2025, we received a notice of termination from Super Sonic pursuant to which Super Sonic terminated this distribution agreement. The termination, which was effective upon receipt of the notice from Super Sonic, was affected pursuant to the terms of the Super Sonic Agreement on the grounds that the Company has failed to meet the minimum purchase requirement under the Super Sonic Agreement for two consecutive months, which gave Super Sonic the right to immediately terminate the Super Sonic Agreement. The termination also eliminates any obligation of the Company to issue equity to Super Sonic pursuant to the terms of the Super Sonic Agreement. The Company is not subject to any early termination penalties related to the termination of the Super Sonic Agreement.

On October 15, 2025, the Company entered into an agreement with Venom EV, LLC (“Venom”), to divest the Volcon brand in exchange for a non-dilutable 10% equity position in Venom’s reorganized Delaware corporation on a fully-diluted basis. The Company transferred all Volcon intellectual property, brand assets, trademarks, sales and distribution networks and engineering documentation associated with the Volcon brand (the “IP”) other than its E-Bike, the Brat. The Company will have the right to appoint one director to Venom’s board and may continue to finance Venom’s inventory purchases. In the event that Venom does not complete its corporate reorganization within six months, the Company will have the option to repurchase the IP for a nominal amount.

The Company expects that this agreement will reduce Empery Digital’s future product liability exposure by transferring ownership of Volcon’s four-wheel vehicle business to Venom. The Company also plans to expand its vehicle financing operations for golf carts and UTVs to generate positive cash flow by leveraging the spread between the Company’s cost of capital and interest income from vehicle financing. The Company is currently transitioning its powersports dealers to Venom but will continue ongoing warranty support through the remaining warrant period of vehicles sold within these channels.

Two-Wheeled Products

We began selling the Grunt off-road motorcycle in September 2021 and the Grunt EVO off-road motorcycle replaced the Grunt in September 2023. Due to the manufacturing cost of the Grunt EVO, we terminated the manufacturing contract for it in December 2024. As of March 31, 2025, we have sold all of the remaining Grunt EVO units.

Beginning in the second quarter of 2024, we began evaluating other potential electric motorcycle offerings. We are determining what features and specifications would be included for new offerings including considering a street legal version that would be dual purpose as an on-road/off-road motorcycle (not highway legal). We have identified one new model which we are working on developing with a third party manufacturer. We received prototypes in February 2025 and we are testing them to evaluate the feasibility to have them manufactured at a reasonable cost and sell them for an acceptable profit. Provided testing is successful and whether the product cost, including tariffs, allow for us to sell this product we expect to start selling this product in 2026.

In the fourth quarter of 2022, we began selling an E-Bike, the Brat which is manufactured by a third party. The Brat is a class 2 E-Bike and can be used on-road or off-road.

Following the divestiture noted above, the Company will concentrate on its two-wheel business, including the launch of new products in European markets and homologation of the Brat in Japan. We will continue to evaluate other potential two-wheel product offerings through the remainder of 2025 and into 2026.

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

We also signed another agreement with Super Sonic to distribute other light UTV models, the VLCN MN1 in the U. S. The VLCN MN1 has two models, the MN1 Adventurer, a golf cart style product, which has four seats with a fold down rear seat to accommodate light cargo and the MN1 Tradesman which has two seats with a dump bed for utility purposes. As noted above, this agreement was terminated and the Company will complete a purchase of 138 additional MN1 units that were previously in process before Super Sonic terminated the agreement. The Company does not expect to have any sales of four wheel products beyond the fourth quarter of 2025.

Supply Agreement

On February 24, 2025, we entered into a supply agreement with Venom-EV LLC (“Venom”) to supply Venom with certain golf carts. This agreement was amended and restated on April 25, 2025 (the “Supply Agreement”). The Supply Agreement allows Venom to purchase up to $2 million of golf carts with payment terms of the earlier of 100 days from the date the golf carts are shipped from the manufacturer’s facility or upon sale to Venom’s dealers or to consumers. These golf carts will be purchased through a manufacturer specified in the Supply Agreement and we will receive consideration of the cost of the golf carts plus a five percent margin. We received an initial order from Venom for $2 million golf carts and paid a deposit to the manufacturer of $0.6 million on May 2, 2025. The Company paid $0.8 million in September 2025 for the golf carts which were shipped in September, 2025. The remaining $0.6 million will be paid as golf carts are completed and ready for shipment which is expected to be in the fourth quarter of 2025. On October 29 , 2025, the supply agreement was amended to increase the available purchase amount to $2.7 million and Venom has agreed to purchase the remaining 138 MN1 units ordered by the Company under the Super Sonic agreement discussed above.

We expect that we will complete additional financing transactions for Venom under this supply agreement and we are actively in discussions for the opportunity to fund inventory purchases with other companies that sell golf carts and UTVs.

Customers

Dealers

Prior to the divestiture of our four-wheel product lines, we sold our products through powersports dealers, bicycle retailers, and golf cart dealers. We will continue to utilize our bicycle dealers whereas as of November 10, 2025, we have 23 active dealers. We are transitioning our powersports and golf cart dealers to Venom but will continue to support these dealers for service and warranty obligations during the transition.

Consumers

Consumers can purchase the Brat from our website and have it delivered to a location of their choosing in the continental U.S.

International Distributors

We also sell our two-wheel products internationally through importers. Each importer buys vehicles by the container and sells vehicles and accessories to local dealers or directly to consumers. Payment for orders is required in advance of shipment, except in a few limited instances. Local dealers or the importer will provide warranty and repair services for vehicles purchased in their country. As of November [ ], 2025, we have signed agreements with six importers in Latin America, one importer for the Caribbean Region, collectively referred to herein as the LATAM importers, and one importer each in New Zealand, Australia and Japan to sell our two-wheel vehicles and accessories in their assigned countries/markets.

Manufacturers

We outsource the manufacturing of all our vehicles and accessories to third party manufacturers and suppliers. The estimated fulfillment of all two-wheeled orders we have received, or will receive, assumes that our third party manufacturers can successfully meet our order quantities and deadlines. We have experienced delays due to our third party manufacturers being unable to timely meet our order deadlines, and there is no assurance that we will not experience delays in the future until such time as we are able to source products from multiple manufacturers or from larger, more established manufacturers. If they are unable to satisfy orders on a timely basis, our customers may cancel their orders. Also, due to the limited number of third party manufacturers who manufacture our products, if any one of them experiences financial hardship and cannot manufacture our products, our customers may cancel their orders which will harm our sales. All of our products are manufactured internationally. Due to new and increased tariffs and other trade policies introduced or threatened by the U.S. government since the beginning of 2025, we expect that the cost of our products will increase and may increase further if additional changes in import laws or tariffs occur. We could also experience delays in receiving shipments of our products if there are delays in getting carriers to ship our products or delays at the port of entry.

Results of Operations

The following financial information is for the three and nine months ended September 30, 2025 and 2024.

	Three Months Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024

Revenue	$198,301	$1,075,864	$1,637,286	$3,050,275
Cost of goods sold	(291,602)	(10,294,720)	(1,924,461)	(15,029,729)
Gross margin	(93,301)	(9,218,856)	(287,175)	(11,979,454)

Operating expenses:
Sales and marketing	699,843	470,692	1,833,572	1,774,927
Product development	181,671	528,352	791,352	2,148,847
General and administrative expenses	19,400,760	1,916,712	23,841,753	6,005,020
Unrealized loss on digital asset	14,106,222	–	14,106,222	–
Total operating expenses	34,388,496	2,915,756	40,572,899	9,928,794

Loss from operations	(34,481,797)	(12,134,612)	(40,860,074)	(21,908,248)

Interest and other expenses	(73,504)	(1,503,866)	(55,554)	(18,384,692)

Net loss	$(34,555,301)	$(13,638,478)	$(40,915,628)	$(40,292,940)

Revenue

Revenue for the three months ended September 30, 2025 was $198,301 which represents sales of Brats of $70,491, MN1-Adventurers of $6,797, MN1-Tradesman of $6,299, offset by the return of one HF1 which decreased revenue by $14,999. The Company also realized $69,624 of finance revenue from the first shipment of golf carts from a manufacturer to its customer where the Company provided the financing of the inventory purchase.

Revenue for the nine months ended September 30, 2025 was $1,637,286 which represents sales of Grunt EVOs of $307,336, Brats of $372,947, HF1s of $434,320, MN1-Adventurers of $172,975, MN1-Tradesman of $163,982, and accessories and parts of $98,544 . The Company also realized $69,624 of finance revenue from the first shipment of golf carts from a manufacturer to its customer where the Company provided the financing of the inventory purchase.

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

We expect revenue to decrease in the three months ended December 31, 2025 as we transition our business to provide golf cart inventory financing and develop new E-Bike products.

Cost of Goods Sold

Cost of goods sold for the three months ended September 30, 2025 was $291,602, including payroll costs of $121,188 for employees performing product fulfillment, logistics management, and service and warranty and facilities costs of $101,470. Warranty expense was a benefit of $75,856 due to the expiration of product warranties and resulting reversal of warranty accrual. Product costs were $81,749 for Brats, $25,122 for HF1s, and $12,097 for MN1s.

Cost of goods sold for the nine months ended September 30, 2025 was $1,924,461, including payroll costs of $329,857 for employees performing product fulfillment, logistics management, and service and warranty and facilities costs of $346,840. Inventory adjustments were $93,510 offset by a benefit from the reversal of our warranty accrual of $150,040 due to the expiration of product warranties. Product costs were $267,724 for Grunt EVOs, $391,610 for Brats, $357,907 for HF1s and $368,721 for MN1s.

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

For the remainder of 2025 we expect cost of goods sold to decrease due to lower revenue from product sales.

Sales and Marketing Expense

Sales and marketing expenses relate to costs to increase exposure and awareness for our products and developing our network of U.S. dealers and international distributors.

Sales and marketing expenses were $699,843 for the three months ended September 30, 2025 and were primarily related to expenses associated with promoting the Empery Digital brand after the announcement of our digital asset treasury strategy and name change in July 2025 of 256,959, sales employee payroll costs of $119,699, and professional fees of $96,587 for fees paid to a third party distributor, third party sales consultants and other consulting fees and depreciation expense of $92,917 primarily for demonstration vehicles used to promote our products.

Sales and marketing expenses were $1,833,572 for the nine months ended September 30, 2025 and were primarily related to expenses associated with promoting our products and promoting the Empery Digital brand after the announcement of our digital asset treasury strategy and name change in July 2025 of $618,000, employee payroll costs of $485,337, and professional fees of $228,207 for fees paid to a third party distributor, third party sales consultants and legal fees. Travel expenses were $112,545 and depreciation expense of $196,473 primarily for demonstration vehicles used to promote our products.

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

For the remainder of 2025 we expect sales expenses to decrease as we transition away from selling four wheeled products to financing inventory purchases.

Product Development Expense

Product development expenses relate to the development and testing of our products and process to manufacture these products.

Product development expenses were $181,671 for the three months ended September 30, 2025 and were primarily related to expenses associated with employee payroll costs of $109,690.

Product development expenses were $791,352 for the nine months ended September 30, 2025 and were primarily related to expenses associated with employee payroll costs of $499,566, depreciation expense of $47,398 and facilities costs of $134,154.

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

For the remainder of 2025 we expect product development costs related to employee costs to decrease due to lower headcount as fewer products are in development subsequent to September 30, 2025 partially offset by an increase for product prototype costs for purchases of samples of new E-Bike products being considered for sale.

General and Administrative Expense

General and administrative expenses relate to costs to execute the digital asset treasury strategy, our finance and accounting and administrative functions to support the development and sales of our products and support the financing of inventory purchases for golf cart companies.

General and administrative expenses were $19,400,760 for the three months ended September 30, 2025 including expenses associated with employee payroll costs of $844,052, including bonuses of $375,000 paid to the Company’s existing CEO and CFO prior to the Private Placements under new employment agreements signed concurrent with the Private Placements and a $225,000 signing bonus for the new Co-CEO. All bonuses were used by these individuals to purchase common stock sold in the Private Placements. The Company also recognized $13,754,360 of stock-based compensation including $8,072,716 for inducement stock options granted to three new employees upon completion of the Private Placements, $249,413 for warrants granted to a consultant for the Private Placements and $5,432,230 for vesting of some of the warrants granted to Gemini under the Strategic Digital Assets Services Agreement discussed in Note 10 of the condensed consolidated financial statements. In July 2025, the Company entered into a settlement agreement with High bridge Consultants LLC (“High bridge”) for $2,000,000. Company costs also include professional fees of $502,319 (including auditor fees of $23,175, legal fees of $423,871), software costs of $132,398, insurance costs of $464,711. Additionally, the period includes Board compensation expense of $692,500, which includes $600,000 paid to the Company’s board prior to the Private Placements in place of stock awards that could not be granted for past services. All bonuses were used by these individuals to purchase common stock sold in the Private Placements. The remaining Board compensation represents fees paid quarterly.

General and administrative expenses were $23,841,753 for the nine months ended September 30, 2025, and include expenses associated with employee payroll costs of $1,935,878, including the $225,000 signing bonus paid to the new Co-CEO, and bonuses of $375,000 paid to the Company’s existing CEO and CFO, as noted above. The Company also recognized $14,880,161 of stock-based compensation including $1,125,802 for share-based awards granted to the Company’s CEO and CFO in May 2025, $8,072,716 for inducement stock options granted to three new employees upon completion of the Private Placements, $249,413 for warrants granted to a consultant for the Private Placements and $5,432,230 for vesting of some of the warrants granted to Gemini as discussed above. In July 2025, the Company entered into a settlement agreement with High bridge for $2,000,000. Period expenses also include professional fees of $938,336 (including auditor fees of $123,600 and legal fees of $609,703), software costs of $377,683, insurance costs of $1,369,471, and travel expenses of $138,721. Additionally, the period includes Board compensation expense of $792,500, which includes $600,000 paid to the Company’s Board as noted above. The remaining Board compensation represents fees paid quarterly. The Company also had other public company costs of $163,209 for transfer agent and other miscellaneous services, and annual meeting costs of $74,450.

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

For the remainder of 2025 we expect general and administrative expenses to decrease when compared to the three months ended September 30, 2025 as we have substantially established our digital asset strategy and do not expect to incur certain one-time costs such as the $2,000,000 settlement with Highbridge, bonuses of $600,000 paid to management, $600,000 fees paid to independent existing independent Board members in connection with the July 2025 Private Placements. We also expect our insurance costs related to product liability, property and general liability to decrease by over $400,000 and although we have several underutilized facilities the Company currently leases through August 2026, we are actively working with our real estate broker to sublease these facilities and we do not plan to renew these leases at expiration. We also expected lower stock-based compensation for inducement stock awards granted to new employees as 80 percent of the awards are vested as of September 30, 2025. We also anticipate a reduction in legal fees since we incurred fees related to the implementation of our digital asset strategy which is substantially complete.

Unrealized Loss on Digital Assets

The Company’s digital assets are initially recorded at cost and are measured at fair value as of each reporting period. The Company determines the fair value of its Bitcoin based on quoted (unadjusted) prices on the Gemini exchange, the active exchange that the Company has determined is its principal market for BTC. The Company’s average BTC purchase price was $117,516 for all BTC purchased by the Company in the three and nine months ended September 30, 2025, including the BTC received as payment in the Private Placements. Based on the price as of September 30, 2025 of $114,061, the Company recognized an unrealized loss of $14,106,222.

Interest and Other Expenses

Net interest and other income/expenses for the three months ended September 30, 2025 was a net expense of $73,504 . This includes interest expense $361,464 primarily from borrowings to repurchase our common stock, interest income of $84,134 primarily earned on cash held in a money market account, a gain of $39,534 for the change in the fair value of the Series A warrants that are classified as derivative liabilities, and income of $287,095 from trading BTC put and call contracts and a loss on the repayment of a credit facility of $125,377 for the write off of unamortized issuance costs.

Net Interest and other income/expenses for the nine months ended September 30, 2025 was a net income of $55,554. This includes interest expense of $525,111 primarily from borrowings to repurchase our common stock and interest expense on vendor settlement liabilities that were recorded on a discounted cash flow basis, interest income of $241,426 primarily from interest earned on cash held in a money market account, net income generated from BTC derivative contracts as noted above and the loss on repayment of a credit facility noted above.

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

For the remainder of 2025, we expect interest expense to increase due to increased borrowings on our term loan and delayed draw credit facility for common stock repurchases. If market conditions allow, the Company may issue equity or obtain other loan facilities with lower interest rates that could reduce interest expense in the future.

Net Loss

Net loss for the three and nine months ended September 30, 2025 was $34,555,301 and $40,915,628, respectively.

Net loss for the three and nine months ended September 30, 2024, was $13,638,478 and $40,292,940, respectively.

Liquidity and Capital Resources

On September 30, 2025, we had cash, cash equivalents and restricted cash of $18.9 million, including $0.1 million of restricted cash, and we had a working capital deficit of $28.9 million. Since inception we have funded our operations from proceeds from debt and equity sales.

Cash used in operating activities

Net cash used in operating activities was $14.9 million for the nine months ended September 30, 2025 and includes all of our operating costs, except non-cash costs of depreciation and amortization, loss on change in derivative financial liabilities all of which were insignificant for the period and stock-based compensation of $14.9 million and unrealized loss on Bitcoin of $14.1 million. Significant uses/contributions of cash used in operating activities includes an increase in accounts receivable of $1.5 million due to the invoicing of a golf cart order to a customer who financed the purchase from its manufacturer through the Company, a decrease of $0.5 million in inventory and inventory deposits, an increase in prepaid assets of $0.9 million primarily from the renewal of the Company’s director and officer liability insurance policy, and a decrease of $2 million in accrued liabilities primarily due to payments on vendor settlements.

Net cash used in operating activities was $12.3 million for the nine months ended September 30, 2024 and includes all of our operating costs except depreciation and amortization of $0.3 million, write down of Stag, Grunt EVO and Volcon Youth inventory and inventory deposits of $9.1 million, non-cash interest expense for the amortization of debt issuance costs and accretion of principal on the May 2023 Notes and May 2024 Notes of $0.6 million, loss on change in derivative financial liabilities of $14.8 million, losses on conversion and exchange of Convertible Notes of $1.6 million, $1.5 million loss on repayment of the May 2024 Notes, $0.8 million from the loss on disposal of fixed assets, and stock based compensation of $0.3 million. Cash used in operating activities includes an increase in accounts receivable of $0.1 million due to sales to our U.S. dealers, an increase of $1 million in prepaid inventory deposits primarily for purchases of Stag raw materials, a decrease of $0.6 million in accounts payable, and an increase of $0.5 million in accrued liabilities primarily due to the vendor settlement noted above and $0.6 million used to pay our lease liabilities. As of September 30, 2024, we have a decrease of $0.3 million in customer deposits, primarily due to orders being fulfilled for two of our Latin American distributors for shipments of Brats and Grunt EVOs paid for previously.

For the remainder of 2025, we expect net cash used in operating activities will decrease compared to the three months ended September 30, 2025 due to a decrease in non-recurring expenses incurred in this period and expected collection of accounts receivable for amounts provided from golf cart financing.

Cash used in investing activities

Net cash used in investing activities was $453.8 million for the nine months ended September 30, 2025, primarily consisting of the purchase of Bitcoin of $451.6 million, the purchase of a certificate of deposit of $2 million as collateral for our dealer floor plan financing and $0.2 million for purchases of equipment and tooling.

Net cash used in investing activities was $0.2 million for the nine months ended September 30, 2024, primarily consisting of $0.3 million of purchases of equipment and tooling offset by $0.1 million received from an insurance settlement for a vehicle that was totaled in the period.

Cash provided by financing activities

Cash provided by financing activities for the nine months ended September 30, 2025, was $485.3 million and was primarily related to proceeds of $452.3 million from the sale of common stock and prefunded warrants from the Private Placements, proceeds of $10.3 million from the sale of common stock under the Company’s At the Market program, proceeds of $10.7 million from the sale of common stock units and pre-funded warrant units, proceeds of $50 million from a term loan facility, proceeds of $1.8 million from warrant exercises, partially offset by share repurchases of $39.4 million.

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

As of September 30, 2025, we had incurred an accumulated deficit of $207.2 million since inception.

Management anticipates that our cash on hand as of September 30, 2025, plus cash expected to be generated from operations and the borrowing available under the delayed draw credit facility will be sufficient to fund planned operations beyond one year from the date of the issuance of the financial statements as of and for the nine months ended September 30, 2025.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) are designed to ensure that information required to be disclosed by us in reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the appropriate time periods, and that such information is accumulated and communicated to one of our Co-Chief Executive Officers, who serves as our principal executive officer, and our Chief Financial Officer, who serves as our principal financial officer, as appropriate, to allow timely discussions regarding required disclosure. We, under the supervision of and with the participation of our management, including our Co-Chief Executive Officers and Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures.

Based on that evaluation, our Co-Chief Executive Officers and Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures were not effective as of September 30, 2025 to provide assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to management as appropriate, to allow timely decisions regarding disclosures as we have previously missed filing certain forms timely and we have not implemented and tested controls and procedures to conclude that we have remediated this deficiency. Notwithstanding this conclusion, we believe that our unaudited consolidated financial statements contained in this Quarterly Report fairly present our financial position, results of operations and cash flows for the periods covered thereby in all material respects. Management is working to identify corrective actions for the weakness and will periodically re-evaluate the need to add personnel and implement improved review procedures.

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting during the three months ended September 30, 2025, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 1A. RISK FACTORS

You should carefully review and consider the information regarding certain factors that could materially affect our business, financial condition or future results included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, filed with the SEC on March 31, 2025 (as amended by Form 10-K/A filed with the SEC on April 29, 2025, as amended further by Form 10-K/A filed with the SEC on April 30, 2025), our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2025 and June 30, 2025, filed with the SEC on May 9, 2025 and August 12, 2025, respectively, (each of which is accessible on the SEC’s website at www.sec.gov) and as set forth below.

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

All of our vehicles imported into the U. S. and are subject to import taxes or costs, including new or increased tariffs, or similar duties, some of which could be applied retroactively, and modification to or withdrawal from free trade agreements or trade relationships, could increase the cost of the products that we distribute. For example, Since the beginning of 2025, the U.S. government has announced several different measures regarding tariffs, including the imposition of new tariffs on products imported into the U.S. from a number of countries, including Vietnam, and China, and could propose additional tariffs or increases to those already in place. On July 31, 2025, the U.S. administration issued a formal Executive Order modifying the reciprocal tariff regime under the International Emergency Powers Act (“IEEPA”). For example, after announcing proposed blanket tariff rates of 46% on imports from Vietnam in April 2025, the U.S. and Vietnam governments announced a trade deal between the countries that imposes 20% tariffs on all products imported to the U.S. from Vietnam. The 20% rate became effective August 7, 2025, under the aforementioned Executive Order and is currently in force. These tariffs, as well as a government’s adoption of “buy national” and similar policies or retaliation by another government against such tariffs or policies could introduce significant uncertainty into the market and may affect the prices of and supply of the products available to us. Tariffs also can impact our or our suppliers’ ability to source product efficiently or create other supply chain disruptions. We may not be able to fully or substantially mitigate the impact of these or future tariffs, pass price increases on to our customers or secure adequate alternative sources of vehicles, which would have a material adverse effect on our business, operating results and financial performance.

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

The Company has used the net proceeds from the Private Placements to purchase Bitcoin, the price of which has been, and will likely continue to be, highly volatile. The Company’s operating results and share price may significantly fluctuate due to the highly volatile nature of the price of such digital assets and erratic market movements.

We have used the net proceeds from the Private Placements to purchase Bitcoin and for the establishment of the Company’s cryptocurrency treasury operations. Digital assets generally are highly volatile assets. In addition, digital assets do not pay interest or other returns and so the ability to generate a return on investment from the net proceeds of any capital raises will depend on whether there is appreciation in the value of digital assets following our purchases of digital assets with the net proceeds from such capital raisings. Future fluctuations in digital asset trading prices may result in our converting digital assets into cash with a value substantially below what we paid for such digital assets.

The Company’s Bitcoin strategy subjects the Company to enhanced regulatory oversight and could have accounting, regulatory and other impacts.

We have pledged a portion of our Bitcoin holdings as collateral pursuant to a number of debt arrangements and may in the future incur additional indebtedness or enter into other financial instruments that may be collateralized by our digital asset holdings. For example, we have pledged Bitcoin as collateral to delayed draw term loan borrowings pursuant to the Master Loan Agreement (the “MLA”) the Company entered into on October 12, 2025. As of September 30, 2025, the Company held 1,146.8 Bitcoins with a carrying value of approximately $130.8 million, as collateral by lenders for borrowing arrangements. We may in the future also consider pursuing strategies to create income streams or otherwise generate funds using our Bitcoin holdings. These types of Bitcoin-related transactions are the subject of enhanced regulatory oversight. These and any other Bitcoin-related transactions we may enter into, beyond simply acquiring and holding Bitcoin, may subject us to additional regulatory compliance requirements and scrutiny, including under federal and state money services regulations, money transmitter licensing requirements and various commodity and securities laws and regulations. In addition, fluctuations in the price of Bitcoin may result in additional holding of Bitcoin to be pledged as collateral pursuant to such debt agreements, which could impact the accounting treatment and classification of our Bitcoin on our balance sheet.

Our indebtedness and liabilities could limit the cash flow available for our operations, expose us to risks that could adversely affect our business, financial condition and results of operations and impair our ability to satisfy our obligations under our debt instruments when they come due.

The Company has incurred indebtedness pursuant to a number of borrowing arrangements and facilities. For example, in October 2025, the Company entered into the MLA, pursuant to which the Company may borrow, in one or more draws of minimum increments of $5 million, an aggregate principal amount of up to $100 million collateralized with a security interest in the Bitcoin that we post as collateral. On September 26, 2025, the Company entered into a Master Repurchase Agreement and related transaction confirmation (together, the “Repo Facility”) with a third party lender, providing for $50 million in cash advances to the Company in exchange for purchased securities in the form of Bitcoin.

We may also incur additional indebtedness to meet future financing needs. Our indebtedness could have significant negative consequences for our security holders and our business, results of operations and financial condition by, among other things:

·	increasing our vulnerability to adverse economic and industry conditions;
·	limiting our ability to obtain additional financing on acceptable terms or at all;
·	requiring the dedication of a substantial portion of our cash flow from operations to service our indebtedness, which will reduce the amount of cash available for other purposes;
·	limiting our flexibility to plan for, or react to, changes in our business; and
·	placing us at a possible competitive disadvantage with competitors that are less leveraged than us or have better access to capital.

Our business may not generate sufficient funds, and we may otherwise be unable to maintain sufficient cash reserves to pay amounts due under our indebtedness and our cash needs may increase in the future.

We cannot guarantee that our share repurchase programs will be fully implemented or that they will enhance long-term stockholder value.

Our Board of Directors has authorized a share repurchase program. We plan to fund repurchases under this program from our future cash flow generation, as well as from additional potential sources of cash. For example, we have in the past entered into master repurchase agreements pursuant to which we have incurred indebtedness to fund share repurchases and may in the future incur additional indebtedness to fund share repurchases. Under this program, share repurchases may be made at our discretion from time to time in open market transactions, privately negotiated transactions, or other means. This program does not obligate us to repurchase any specific dollar amount or to acquire any specific number of shares of our common stock. The actual timing, number and value of shares repurchased under the program will be determined by management at its discretion and will depend on a number of factors, including the market price of the common stock, general market and economic conditions, applicable legal requirements and the Company’s efforts to increase the Bitcoin per share of common stock. Our Board of Directors will review this program periodically and may authorize adjustments of its terms, as it may deem appropriate. As a result, there can be no guarantee around the timing or volume of our share repurchases. This program could affect the price of our common stock, increase volatility and diminish our cash reserves. This program may be suspended or terminated at any time and, even if fully implemented, may not enhance long-term stockholder value or increase the Bitcoin per share of common stock.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Except as previously reported on Current Reports on Form 8-K filed by the Company with the SEC, we did not sell any equity securities during the period covered by the report that were not registered under the Securities Act.

The following table provides information relating to the purchases of our common stock during the three months ended September 30, 2025 in accordance with Item 703 of Regulation S-K:

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit) ($)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plan or Program
July 1, 2025 – July 30, 2025	–	–	–	1,492,875
August 1, 2025 – August 31, 2025	1,009,115	7.29	1,009,115	92,642,729
September 1, 2025 – September 30, 2025	4,159,703	7.58	4,159,703	61,104,625
Three Month period ended September 30, 2025	5,168,818		5,168,818	$61,104,625

(1)	On March 17, 2025, the Company’s Board of Directors adopted a stock repurchase program of up to $2 million of shares of its outstanding common stock. This repurchase program was set to expire on March 7, 2026. On July 24, 2025, the Board approved a $100 million common stock repurchase program effective through July 24, 2027 (increased by the Board to $150 million on October 10, 2025), subject to extension or earlier termination by the Board at any time. The March 2025 repurchase program was terminated upon the approval of the July 2025 repurchase program.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

During the quarter ended September 30, 2025 no director or officer adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS

INDEX TO EXHIBITS

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to exhibit 3.1 of the Form 8-K filed October 8, 2021)
3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to exhibit 3.1 of the Form 8-K filed June 15, 2023)
3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to exhibit 3.1 of the Form 8-K filed October 16, 2023)
3.4	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to exhibit 3.1 of the Form 8-K filed February 5, 2024)
3.5	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to exhibit 3.1 of the Form 8-K filed June 7, 2024
3.6	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Registration (incorporated by reference to exhibit 3.1 of the Form 8-K filed November 8, 2024)
3.7	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to exhibit 3.1 of the Form 8-K filed June 12, 2025)
3.8	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to exhibit 3.1 of the Form 8-K filed July 29, 2025)
3.9	Third Amended and Restated Bylaws of the Registrant (incorporated by reference to exhibit 3.2 of the Form 8-K filed July 29, 2025)
4.1	Form of Pre-Funded Warrant (incorporated by reference to exhibit 4.1 of the Form 8-K filed on July 17, 2025)
4.2	Form of Placement Agent Warrant (incorporated by reference to exhibit 4.2 of the Form 8-K filed on July 17, 2025)
4.3	Form of Gemini Warrant (incorporated by reference to exhibit 4.3 of the Form 8-K filed on July 17, 2025)
4.4	Form of Consultant Warrant (incorporated by reference to exhibit 4.4 of the Form 8-K filed on July 17, 2025)
10.1	Asset Purchase Agreement, dated October 15, 2025, by and between the Registrant and Venom EV, LLC (incorporated by reference to exhibit 10.1 of the Form 8-K filed October 16, 2025)
10.2	Master Loan Agreement, dated October 12, 2025, by and between the Registrant and Two Prime Lending Limited (incorporated by reference to exhibit 10.1 of the Form 8-K filed October 14, 2025)
10.3	Uncommitted Revolving Credit Agreement, dated September 7, 2025, by and between the Registrant and Galaxy Digital LLC (incorporated by reference to exhibit 10.1 of the Form 8-K filed September 8, 2025)
10.4	Cash Purchase Agreement, dated July 17, 2025, by and between the Registrant and certain investors thereto (incorporated by reference to exhibit 10.1 of the Form 8-K filed July 17, 2025)
10.5	BTC Purchase Agreement, dated July 17, 2025, by and between the Registrant and certain investors thereto (incorporated by reference to exhibit 10.2 of the Form 8-K filed July 17, 2025)
10.6	Form of Registration Rights Agreement (incorporated by reference to exhibit 10.3 of the Form 8-K filed July 17, 2025)
10.7	Strategic Digital Assets Services Agreement, dated July 13, 2025, by and between the Registrant and Gemini NuStar, LLC (incorporated by reference to exhibit 10.4 of the Form 8-K filed July 17, 2025)
10.8	Custodial Services Agreement, dated July 13, 2025, by and between the Registrant and Gemini Trust Company, LLC (incorporated by reference to exhibit 10.5 of the Form 8-K filed July 17, 2025)

10.9	Termination and Release Agreement, dated July 11, 2025, by and between the Registrant and Highbridge Consultants, LLC (incorporated by reference to exhibit 10.6 of the Form 8-K filed July 17, 2025
10.10	Amendment No. 1 to the At-The-Market Issuance Sales Agreement, dated July 2025, by and between the Registrant and Aegis Capital Corp. (incorporated by reference to exhibit 10.7 of the Form 8-K filed July 17, 2025)
10.11	Employment Agreement, dated July 17, 2025, by and between the Registrant and Ryan Lane (incorporated by reference to exhibit 10.8 of the Form 8-K filed on July 17, 2025)
10.12	Employment Agreement, dated July 17, 2025, by and between the Registrant and Timothy Silver (incorporated by reference to exhibit 10.9 of the Form 8-K filed on July 17, 2025)
10.13	Employment Agreement, dated July 17, 2025, by and between the Registrant and Brett Director (incorporated by reference to exhibit 10.10 of the Form 8-K filed on July 17, 2025)
10.14	Employment Agreement, dated July 17, 2025, by and between the Registrant and John Kim (incorporated by reference to exhibit 10.11 of the Form 8-K filed on July 17, 2025)
10.15	Employment Agreement, dated July 17, 2025, by and between the Registrant and Greg Endo (incorporated by reference to exhibit 10.12 of the Form 8-K filed on July 17, 2025)
31.1*	Certification of the Co-Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934
31.2*	Certification of the Co-Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934
31.3*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934
32.1*(1)	Certification of the Co-Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*(1)	Certification of the Co-Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.3*(1)	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted in inline XBRL, and included in exhibit 101).

______________

*	Filed herewith.

(1)	The certifications on Exhibit 32 hereto are deemed not “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that Section. Such certifications will not be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EMPERY DIGITAL INC.

SIGNATURE	TITLE	DATE

/s/ Ryan Lane	Co-Chief Executive Officer and Director
Ryan Lane	(principal executive officer)	November 10 , 2025

/s/ John Kim	Co-Chief Executive Officer and Director	November 10, 2025
John Kim

/s/ Greg Endo	Chief Financial Officer	November 10, 2025
Greg Endo	(principal financial and accounting officer)

