Form 10-K
period 2025-12-31
Empery Digital Inc.
filed 2026-03-27
CIK 1829794

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

As of March 25, 2026, there were 30,247,668 outstanding shares of our common stock. The aggregate market value of shares of common stock held by non-affiliates as of June 30, 2025 was $3,709,736 based on the closing sale price as reported by the NASDAQ Stock Market.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement related to its 2025 Annual Stockholders’ Meeting to be filed subsequently are incorporated by reference into Part III of this Form 10-K. Except as expressly incorporated by reference, the registrant’s proxy statement shall not be deemed to be part of this report.

i

Special Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K, together with other statements and information publicly disseminated by our Company, contains forward-looking statements. These forward-looking statements generally can be identified by the use of words such as “anticipate,” “expect,” “plan,” “could,” “may,” “believe,” “estimate,” “forecast,” “goal,” “potentially,” “project,” and other words of similar meaning. All statements, other than statements related to present facts or current conditions or historical facts, contained in this Annual Report on Form 10-K are forward-looking statements, including statements regarding our strategy, future operations, future financial position, including the Company’s digital asset-treasury strategy, the effects of the Company’s stockholder rights plan, statements relating to the sale of Bitcoin and use of proceeds for repaying outstanding debt and share repurchases and whether it will increase NAV per share, whether the Company will be able to continue to generate proceeds from derivative trades and the Company’s ability to continue reducing corporate expenses.

Each forward-looking statement is subject to risks and uncertainties that could cause actual results to differ materially from those expressed or implied in such statements. Applicable risks and uncertainties include the risks and uncertainties regarding, among other things

•	changes in business, market, financial, political and regulatory conditions;

•	risks relating to the Company’s operations and business, including the highly volatile nature of the price of Bitcoin and other cryptocurrencies;

•	the risk that the Company’s stock price may be highly correlated to the price of the digital assets that it holds;

•	risks related to increased competition in the industries in which the Company operates;

•	risks relating to significant legal, commercial, regulatory and technical uncertainty regarding digital assets generally;

•	risks relating to the treatment of crypto assets for U.S. and foreign tax purpose;

•	the Company’s ability to keep pace with new technology and changing market needs; changes in business, market, financial, political and regulatory conditions;

•	the Company may not be able to generate revenues from sales, generate cash from financing of inventory, sale of our products and Bitcoin derivatives to offset expenses from operations and interest expense from the Company’s borrowings;

•	a significant decrease in the market value of the Company’s Bitcoin holdings could adversely affect the Company’s ability to satisfy its financial obligations due to collateral required to be held by lenders for borrowings;

•	the Company’s ability to obtain additional financing through equity or debt offerings, obtain borrowings from financing arrangements or generate cash from the sale of Bitcoin may not be sufficient to satisfy the Company’s outstanding borrowings, fund share repurchases, purchase additional Bitcoin and fund operations;

•	if the Company’s third-party service providers experience a security breach or cyberattack and unauthorized parties obtain access to our Bitcoin, or if our private keys are lost or destroyed, or other similar circumstances or events occur, the Company may lose some or all of our Bitcoin and our financial condition and results of operations could be materially adversely affected;

•	the Company’s ability to successfully find third-parties to design and manufacture the Company’s products may impact the Company’s ability to bring new products to market to increase revenue and generate cash flow from operations;

ii

•	the Company’s ability of third-party manufacturers to produce its vehicles in accordance with the Company’s design and quality specifications, with sufficient scale to satisfy customers and within a reasonable cost;

•	the Company’s facing product warranty claims or product recalls;

•	the Company’s facing adverse determinations in significant product liability claims;

•	the Company’s ability to increase inventory financing revenue with its current customers or obtain new customers to finance their inventory purchases;

•	tariffs and currency exchange rates may increase the cost of the Company’s products or our inventory financing customers products and make them unprofitable for sale;

•	the potential impact that actions by activist stockholders could have on the pursuit of our business strategies; and

•	other risks and uncertainties include those identified under the heading “Part I, Item 1A. Risk Factors” contained in this Annual Report on Form 10-K and in any subsequent filings with the SEC.

As a result of these and other factors, we may not achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. The forward-looking statements contained in this Annual Report on Form 10-K reflect our views as of the date hereof. We do not assume and specifically disclaim any obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. Our business is subject to substantial risks and uncertainties, including those referenced above. Investors, potential investors, and others should give careful consideration to these risks and uncertainties.

iii

Summary of Risk Factors

Below is a summary of the principal factors that make an investment in our common stock speculative or risky. This summary does not address all of the risks that we face. Additional discussion of the risks summarized in this risk factor summary and other risks that we face can be found below under the heading “Part I, Item 1A. Risk Factors” and should be carefully considered, together with other information in this Annual Report on Form 10-K and our other filings with the SEC, before making an investment decision regarding our common stock.

•	Our losses from operations could raise substantial doubt regarding our ability to continue as a going concern. Our ability to continue as a going concern requires that we obtain sufficient funding to finance our operations.

•	We have not remediated the material weaknesses in our internal control over financial reporting identified in our 2020 audit. If we or our auditor identify additional material weaknesses in the future or otherwise fail to maintain an effective system of internal controls, we may not be able to accurately or timely report our financial condition or results of operations, which may adversely affect our business and stock price.

•	Our operating results, revenues, and expenses may fluctuate significantly, which could have an adverse effect on the market price of our common stock.

•	A significant decrease in the market value of our Bitcoin holdings could adversely affect our ability to satisfy our financial obligations or liquidity needs and could have an adverse effect on the market price paid for our common stock.

•	Our business may not generate sufficient funds, and we may otherwise be unable to maintain sufficient cash reserves to pay amounts due under our indebtedness and our cash needs may increase in the future.

•	The Company’s repurchases of its common stock may not be successful in increasing NAV per share.

•	Bitcoin and other digital assets are novel assets, and are subject to significant legal, commercial, regulatory and technical uncertainty, which could materially adversely affect the Company’s financial position, operations and prospects.

•	Changes in regulatory interpretations could require us to register as a money services business or money transmitter, leading to increased compliance costs or operational shutdowns.

•	We are not subject to legal and regulatory obligations that apply to investment companies such as mutual funds and exchange-traded funds, or to obligations applicable to investment advisers.

•	Due to the unregulated nature and lack of transparency surrounding the operations of many digital asset trading venues, digital asset trading venues may experience greater fraud, security failures or regulatory or operational problems than trading venues for more established asset classes, which may result in a loss of confidence in digital asset trading venues and adversely affect the value of digital assets, and the Company’s financial position, operations and prospects.

•	Our indebtedness and liabilities could limit the cash flow available for our operations, expose us to risks that could adversely affect our business, financial condition and results of operations and impair our ability to satisfy our obligations under our debt instruments when they come due.

•	The concentration of our Bitcoin holdings enhances the risks inherent in our Bitcoin strategy.

•	The Company will face risks relating to the custody of its digital assets. If we or our third-party service providers experience a security breach or cyberattack and unauthorized parties obtain access to our digital assets, or if our private keys are lost or destroyed, or other similar circumstances or events occur, we may lose some or all of our digital assets and our financial condition and results of operations could be materially adversely affected.

iv

•	We are subject to significant competition in the growing digital asset industry and the Company’s business, operating results, and financial condition may be adversely affected if the Company is unable to compete effectively.

•	We rely on an international third-party manufacturer who assists us with design , development and manufacturing of our E-Bikes which subjects us to risk of product delivery delays, reduced control over product costs and quality control.

•	We are subject to risks associated with our reliance on foreign manufacturing, suppliers and imports for our products.

•	Our third-party manufacturer operates outside of the U.S., subjecting us to risks of international operations.

•	Anti-takeover provisions in our governing documents and a stockholder rights plan adopted in February 2026 may discourage, delay or prevent a change of control of our Company.

•	Our business and operations could be negatively affected if we become subject to stockholder activism, which could cause us to incur significant expense, hinder execution of our business and growth strategy, and impact our stock price.

•	Your ownership may be diluted if additional capital stock is issued to raise capital, to purchase digital assets, repay outstanding debt, finance our operations, to complete acquisitions or in connection with strategic transactions.

•	If our stock price fluctuates, you could lose a significant part of your investment.

v

PART I

ITEM 1. BUSINESS

Overview

Empery Digital Inc. (“Empery Digital” or the “Company”) was formed on February 21, 2020, as a Delaware corporation, under the name Frog ePowersports, Inc. The Company was renamed Volcon, Inc. on October 1, 2020. The Company was renamed Empery Digital Inc. on July 30, 2025, in connection with which the Company changed its Nasdaq ticker symbol from VLCN to EMPD.

Digital Asset Treasury Strategy

On July 17, 2025, the Company announced its entry into securities purchase agreements with certain institutional and accredited investors in private placements for the purchase and sale of 44,414,189 shares of common stock of the Company, par value $0.00001 per share and pre-funded warrants to purchase up to an aggregate of 5,728,662 shares of common stock with an exercise price of $0.00001, at a price of $10.00 per share, for aggregate gross proceeds of approximately $501.0 million which includes payment in Bitcoin (“BTC” or “Bitcoin”) of $28.0 million, before deducting placement agent fees and other offering expenses (the “Private Placements”). The Private Placements closed on July 21, 2025. The Company has used the net proceeds of $452.0 million from the Private Placements (excluding the $28.0 million of BTC received) to purchase or otherwise acquire BTC and for the establishment of the Company’s cryptocurrency treasury operations. In connection with the announcement of the Private Placements, the Company announced the launch of its digital asset treasury strategy, pursuant to which the Company plans to pursue a number of strategic initiatives to acquire additional BTC and potentially other digital assets.

The key component of the digital asset strategy is to optimize the Company’s capital structure to increase BTC per share to drive stockholder value. This includes issuing equity when market conditions allow us to raise capital at a premium to net asset value (“NAV”), defined as the value of BTC holdings plus cash, minus debt divided by adjusted outstanding shares which includes common stock outstanding plus all pre-funded warrants outstanding. On October 18, 2024, the Company entered into an At-The-Market Issuance Sales Agreement with Aegis Capital Corp., as placement agent (“Aegis”), as amended by Amendment No. 1 to the At-The-Market Issuance Sales Agreement on July 14, 2025 (the “ATM Sales Agreement”), pursuant to which the Company established an At The Market (“ATM”) program pursuant to which the Company can sell up to $1.1 billion of common stock. Since the inception of the digital asset treasury strategy through March 25, 2026, the Company has sold 136,053 shares of common stock for $1.5 million, including commissions, at an average price of $10.90. The Company may also complete other equity or convertible debt issuances if it determines market conditions are appropriate.

In addition, our strategy includes repurchasing our common stock when our common stock is trading below NAV per share. The Company also has a share repurchase program that allows it to repurchase up to $150.0 million of common stock as of December 31, 2025, which was expanded to $200.0 million on February 2, 2026 and through March 25, 2026 has bought 23,114,391 shares of common stock for $135.6 million, including commissions, at an average price of $5.87. Share repurchases have been funded with proceeds from two borrowing arrangements, that allow for borrowings of up to $150.0 million, of which $95.0 million has been drawn as of March 25, 2026, and sales of BTC. Some of our BTC is held by these lenders as collateral for outstanding borrowings, which we may repay with future equity offerings or by selling BTC. See Note 7 to the consolidated financial statements for further discussion of these borrowing arrangements.

Additionally, a significant component of the digital asset treasury strategy is to reduce costs across the Company so that cash generated from operations can be used to pay operating expenses and any excess cash generated can be used to purchase more BTC or repurchase shares of our common stock. We also generated, and may continue to generate income through buying and selling derivatives on BTC, including the use of short-term put and call contracts. Since the inception of our digital asset strategy through March 25, 2026, the Company generated income of $2.0 million from trading these derivatives, which is recorded in Other income in the consolidated statement of operations.

The Company also recognizes the risk that digital assets pose with respect to digital wallets being compromised and the Company uses institutional-grade custodians to hold its BTC in wallets, some of which are isolated from the internet, referred to as cold storage, to minimize this risk. We view our BTC as long-term holdings, although there are no restrictions on selling BTC that is not held as collateral by our lenders. As of March 25, 2026 we have 3,359 BTC, of which 2,891 are restricted by lenders as collateral for outstanding loan balances.

The BTC market has been characterized by significant volatility in price, relative anonymity, a developing regulatory landscape, potential susceptibility to market abuse and manipulation, compliance and internal control failures at exchanges, and various other risks that are, or may be, inherent in its entirely electronic, virtual form and decentralized network. For example, since the implementation of our digital asset treasury strategy through March 25, 2026, BTC has traded at a high of $126,117 and a low of $60,019 on the Gemini exchange.

Unrealized losses on digital assets significantly contributed to our results of operations for the year ended December 31, 2025. The unrealized loss on digital assets of $122.7 million was recorded, representing 79.3%, of our operating expenses for the year.

Electric Vehicles

The Company began its operations as an all-electric, off-road powersports vehicle business. Beginning in 2021, we began efforts to sell off-road powersports vehicles beginning with an electric two-wheeled motorcycle that we discontinued in March 2025. In 2022 we introduced an E-Bike, the Brat, and continue to sell this product. In late 2024 we began selling the HF1 UTV, the MN1 Adventurer and MN1 Tradesman UTV, along with a line of upgrades and accessories. As discussed below, in October 2025, we sold the HF1 and MN1 product lines.

Venom Supply Agreement

On February 24, 2025, we entered into a supply agreement with Venom-EV LLC (“Venom”) to supply Venom with certain golf carts. This agreement was amended and restated on April 25, 2025 (the “Venom Supply Agreement”). The Venom Supply Agreement allows Venom to purchase up to $2.0 million of golf carts with payment terms of the earlier of 100 days from the date the golf carts are shipped from the manufacturer’s facility or upon sale to Venom’s dealers or to consumers. These golf carts will be purchased through a manufacturer specified in the Venom Supply Agreement and we will receive consideration of the cost of the golf carts plus a five percent margin. We received an initial order from Venom for $2.0 million golf carts and paid a deposit to the manufacturer of $0.6 million on May 2, 2025 and paid $0.8 million in September 2025 for the golf carts which were shipped in September 2025. The remaining $0.6 million was paid in the fourth quarter of 2025. All units were shipped by the manufacturer to Venom and Venom paid all amounts due on this purchase as of December 31, 2025.

On October 29, 2025, the Venom Supply Agreement was amended to increase the available amount to purchase by $0.7 million and Venom agreed to purchase the remaining 138 MN1 units ordered by the Company under the Super Sonic Distribution Agreement (as defined below) discussed below. Payment terms are the earlier of 60 days from receipt or upon sale by Venom. All of these units were received by Venom by January 30, 2026 and payment is due by March 31, 2026.

On November 17, 2025, the Venom Supply Agreement was amended to increase the available amount to purchase by $2.5 million (for an aggregate total of $4.5 million, excluding the October 29, 2025, amendment. Subsequent to December 31, 2025 through March 25, 2026, the Company has paid $0.9 million to the manufacturer for orders placed by Venom, and additional payments due to be paid for orders placed by Venom as of March 25, 2026, are $1.4 million. Payment terms are the earlier of 60 days from receipt of inventory by Venom or upon sale by Venom.

We expect that we will complete additional financing transactions for Venom under the Venom Supply Agreement and we are actively in discussions for the opportunity to fund inventory purchases with other companies that sell golf carts and UTVs.

Venom Asset Purchase Agreement

On October 15, 2025, the Company entered into an asset purchase agreement with Venom (the “Venom APA”), to divest the Volcon brand in exchange for a non-dilutable 10% equity position in Venom’s reorganized Delaware corporation on a fully-diluted basis. The Company transferred all Volcon intellectual property, brand assets, trademarks, sales and distribution networks and engineering documentation associated with the Volcon brand (the “Volcon IP”) other than its E-Bike, the Brat. The Company will have the right to appoint one director to Venom’s board and may continue to finance Venom’s inventory purchases. In the event that Venom does not complete its corporate reorganization within six months, the Company will have the option to repurchase the Volcon IP for a nominal amount.

The Company expects that this agreement will reduce Empery Digital’s future product liability exposure by transferring ownership of Volcon’s four-wheel vehicle business to Venom. The Company also plans to expand its vehicle financing operations for golf carts and UTVs to generate positive cash flow by leveraging the spread between the Company’s cost of capital and interest income from vehicle financing. The Company has been transitioning its powersports dealers to Venom but will continue ongoing warranty support through the remaining warranty period of vehicles the Company sold within these channels.

The Company’s decision to sell these assets represents a strategic shift in operations as the Company does not currently plan to sell any four-wheel products after 2025. Therefore, in accordance with applicable accounting guidance, the results of the four-wheel product lines are presented as discontinued operations in the Consolidated Statements of Income and, as such, have been excluded from both continuing operations and segment results for all periods presented in this Annual Report on Form 10-K. All amounts and disclosures for all periods presented in this Annual Report on Form 10-K reflect only the continuing operations unless otherwise noted. See Note 18 to the consolidated financial statements for further discussion.

Super Sonic Distribution Agreement

In January 2025, we entered into a distribution agreement with a golf cart manufacturer, Super Sonic Company Ltd. (Super Sonic), located in Vietnam, a subsidiary of Odes Industry (the “Super Sonic Distribution Agreement”), to supply golf carts to other companies in the U.S. who sell golf carts. On September 18, 2025, we received a notice of termination from Super Sonic pursuant to which Super Sonic terminated this distribution agreement. The termination, which was effective upon receipt of the notice from Super Sonic, was effected pursuant to the terms of the Super Sonic Distribution Agreement on the grounds that the Company has failed to meet the minimum purchase requirement under the Super Sonic Distribution Agreement for two consecutive months, which gave Super Sonic the right to immediately terminate the Super Sonic Distribution Agreement. The termination also eliminates any obligation of the Company to issue equity to Super Sonic pursuant to the terms of the Super Sonic Distribution Agreement. The Company is not subject to any early termination penalties related to the termination of the Super Sonic Distribution Agreement.

Two-Wheeled Products

We began selling the Grunt off-road motorcycle in September 2021 and the Grunt EVO off-road motorcycle replaced the Grunt in September 2023. Due to the manufacturing cost of the Grunt EVO, we terminated the manufacturing contract for it in December 2024. As of March 31, 2025, we have sold all of the remaining Grunt EVO units.

Beginning in the second quarter of 2024, we began evaluating other potential electric motorcycle offerings. We are determining what features and specifications would be included for new offerings including considering a street legal version that would be dual purpose as an on-road/off-road motorcycle (not highway legal). We have identified one new model which we are working on developing with a third-party manufacturer. We received prototypes in February 2025 and we are testing them to evaluate the feasibility to have them manufactured at a reasonable cost and sell them for an acceptable profit. Provided testing is successful and whether the product cost, including tariffs, allows us to sell this product, we expect to start selling this product in the second half of 2026.

In the fourth quarter of 2022, we began selling an E-Bike, the Brat, which is manufactured by a third-party. The Brat is a class 2 E-Bike and can be used on-road or off-road. We have developed a line of accessories for the Brat that include color panels, headlight cowl, and seat, among other things. We are also developing a new model of the Brat that will incorporate some of these accessories in the base model.

Following the divestiture of the four-wheel products noted above, the Company expects to concentrate on its two-wheel business, including the launch of new products in European markets in the second half of 2026. We expect to continue to evaluate other potential two-wheel product offerings in 2026.

Customers

Dealers

Prior to the divestiture of our four-wheel product lines, we sold our products through powersports dealers, bicycle retailers, and golf cart dealers. We expect to continue to utilize our bicycle dealers. We are transitioning our powersports and golf cart dealers to Venom but will continue to support these dealers for service and warranty obligations for products sold to them.

International Distributors

We also sell our two-wheel products internationally through importers. Each importer buys vehicles and accessories and sells them to local dealers or directly to consumers. Payment for vehicle orders is required in advance of shipment. Local dealers or the importer will provide warranty and repair services for vehicles purchased in their country and we will reimburse them for any parts or labor incurred for warranty repairs. As of March 25, 2026, we have one importer in Mexico, one for the Caribbean Region, and one in New Zealand to sell our two-wheel vehicles and accessories in their assigned countries/markets.

Consumers

Consumers can purchase the Brat from our website and have it delivered to a location of their choosing in the continental U.S.

Manufacturers

We outsource the manufacturing of all our two-wheel products and accessories to an international third-party manufacturer, Huaian PX Intelligent Manufacturing Co., Ltd (“PXID”). The estimated fulfillment of all two-wheeled orders we have received, or will receive, assumes that PXID can successfully meet our order quantities and deadlines. In the past we have experienced delays due to PXID being unable to timely meet our order deadlines, and there is no assurance that we will not experience delays in the future until such time as we are able to source products from multiple manufacturers or from larger, more established manufacturers. If the manufacturer is unable to satisfy orders on a timely basis, our customers may cancel their orders. Also, due to the Company currently only having PXID manufacture our two-wheel products, if they experience financial hardship and cannot manufacture our products, our customers may cancel their orders which will harm our sales. Due to new and increased tariffs and other trade policies introduced or threatened by the U.S. government since the beginning of 2025, the cost of our products will increase without a decrease in manufacturing costs and may increase further if additional changes in import laws or tariffs occur. We could also experience delays in receiving shipments of our products if there are delays in getting carriers to ship our products or delays at the port of entry.

Venom currently sources its golf cart and accessory purchases from one international third-party manufacturer. Risks related to future purchases of their products from this manufacturer are similar to those of our two-wheel products noted above and could result in delays in ordering and receiving products that could impact the amount of inventory purchases that Venom may finance through the Company.

Intellectual Property

As discussed above, prior to the Venom APA, we had registrations for the trademarks VOLCON, GRUNT, and GRUNT EVO in the U.S. We have also applied to register additional trademarks – including VOLCON, VOLCON BRAT, EMPOWERING ADVENTURE, STAG, VOLCON STAG, VLCN, VLCN BRAT, VLCN HF1, VLCN MN1, VLCN FT1, VLCN HT1, VLCN SK1, and VLCN RV1 - in the U.S., Canada, New Zealand, Australia and certain additional countries in Latin America, and many of these trademarks are now allowed or registered in these countries. Subsequent to the Venom APA, we only hold trademarks on the Volcon Brat and VLCN Brat in various countries.

Upon the changing of the Company’s name to Empery Digital Inc., we began registering trademarks for Empery in the U.S. and a number of other countries. Our efforts to secure trademark registrations for Empery are ongoing and we may encounter resistance from other companies, particularly as we register in additional territories. If we receive objections from other entities and are unsuccessful in obtaining agreements or otherwise resolving the matters with these entities, we will need to consider the use of different trademarks for our Company and our products.

Competition

According to an article by CNBC dated December 5, 2025, there are approximately 190 public companies employing digital asset treasury strategies that hold BTC, with another 10 to 20 companies employing digital asset treasury strategies that hold other digital assets. These companies are estimated to collectively hold approximately $100.0 billion worth of cryptocurrencies combined, according to data from The Block. Many of these companies with digital asset treasury strategies hold more BTC than us and some have operations in other industries and generate cash to cover their operating costs. Some of these companies’ securities trade at or above their NAV per share, while many also trade below their NAV per share. We believe our ability to compete successfully with these competitors depends on our ability to increase NAV through the strategic sale or repurchase of equity as market conditions warrant and to generate cash from derivative trading and operations to pay our expenses.

There are dozens of companies that sell E-Bikes in the U.S. and even more globally, many of which may have greater financial and marketing resources than us and have a stronger established brand name and product line, like Super 73. The markets for E-Bikes are highly competitive based on a number of factors, including innovation, performance, price, technology, product features, styling, fit and finish, brand recognition, quality and distribution. We believe our ability to compete successfully in these markets depends on our ability to capitalize on our competitive strengths and build brand recognition.

There are also many companies in the U.S. that finance inventory purchases. These companies may have access to substantially more cash or can borrow cash at interest rates lower than ours.

Government regulations

We are not registered as an investment company under the Investment Company Act of 1940, as amended, and stockholders do not have the protections associated with ownership of shares in a registered investment company, nor the protections afforded by the Commodity Exchange Act of 1936.

The laws and regulations applicable to Bitcoin and digital assets are evolving and subject to interpretation and change. Governments around the world have reacted differently to digital assets; certain governments have deemed them illegal, and others have allowed their use and trade without restriction, while in some jurisdictions, such as the U.S., digital assets are subject to overlapping, uncertain and evolving regulatory requirements.

As digital assets have grown in both popularity and market size, the U.S. Executive Branch, Congress and a number of U.S. federal and state agencies, including the Financial Crimes Enforcement Network, the Commodity Futures Trading Commission (“CFTC”), the SEC, the Financial Industry Regulatory Authority, the Consumer Financial Protection Bureau, the Department of Justice, the Department of Homeland Security, the Federal Bureau of Investigation, the Internal Revenue Service (“IRS”) and state financial regulators, have been examining the operations of digital asset networks, digital asset users and digital asset exchanges, with particular focus on the extent to which digital assets can be used to violate state or federal laws, including to facilitate the laundering of proceeds of illegal activities or the funding of criminal or terrorist enterprises, and the safety and soundness and consumer-protective safeguards of exchanges or other service-providers that hold, transfer, trade or exchange digital assets for users. Many of these state and federal agencies have issued consumer advisories regarding the risks posed by digital assets to investors. In addition, federal and state agencies, and other countries have issued rules or guidance regarding the treatment of digital asset transactions and requirements for businesses engaged in activities related to digital assets.

Depending on the regulatory characterization of Bitcoin, the markets for Bitcoin in general, and our activities in particular, our business and our Bitcoin strategy may be subject to regulation by one or more regulators in the U.S. and globally. Ongoing and future regulatory actions may alter, to a materially adverse extent, the nature of digital assets markets, the participation of industry participants, including service providers and financial institutions in these markets, and our ability to pursue our Bitcoin strategy. Additionally, U.S. state and federal and foreign regulators and legislatures have taken action against industry participants, including digital assets businesses, and enacted restrictive regimes in response to adverse publicity arising from hacks, consumer harm, or criminal activity stemming from digital assets activity. U.S. federal and state energy regulatory authorities are also monitoring the total electricity consumption of cryptocurrency mining, and the potential impacts of cryptocurrency mining to the supply and dispatch functionality of the wholesale grid and retail distribution systems. Many state legislative bodies have passed, or are actively considering, legislation to address the impact of cryptocurrency mining in their respective states.

The CFTC takes the position that Bitcoin, as well as some other digital assets, fall within the definition of a “commodity” under the Commodity Exchange Act (the “CEA”). Under the CEA, the CFTC has broad enforcement authority to police market manipulation and fraud in spot digital assets markets in which we may transact. Beyond instances of fraud or manipulation, the CFTC generally does not oversee cash or spot market exchanges or transactions involving digital asset commodities that do not utilize margin, leverage, or financing. In addition, CFTC regulations and CFTC oversight and enforcement authority apply with respect to futures, swaps, other derivative products and certain retail leveraged commodity transactions involving digital asset commodities, including the markets on which these products trade.

The SEC and its staff have taken the position that certain other digital assets, including certain spot crypto assets, fall within the definition of a “security” under the U.S. federal securities laws. Public statements made by senior officials and senior members of the staff at the SEC indicate that the SEC does not consider Bitcoin to be a security under the federal securities laws. However, such statements are not official policy statements by the SEC and reflect only the speakers’ views, which are not binding on the SEC or any other agency or court and cannot be generalized to any other digital assets.

In addition, since transactions in Bitcoin provide a degree of anonymity, they are susceptible to misuse for criminal activities, such as money laundering. This misuse, or the perception of such misuse, could lead to greater regulatory oversight of Bitcoin and Bitcoin platforms, and there is the possibility that law enforcement agencies could close or blacklist Bitcoin platforms or other Bitcoin-related infrastructure with little or no notice and prevent users from accessing or retrieving Bitcoin held via such platforms or infrastructure. For example, the U.S. Treasury Department’s Office of Foreign Assets Control has issued updated advisories regarding the use of virtual currencies, added a number of digital asset exchanges and service providers to the Specially Designated Nationals and Blocked Persons list and engaged in several enforcement actions, including a series of enforcement actions that have either shut down or significantly curtailed the operations of several smaller digital asset exchanges associated with Russian and/or North Korean nationals.

Activities involving Bitcoin and other digital assets may fall within the jurisdiction of more than one financial regulator and various courts and such laws and regulations are rapidly evolving and increasing in scope. On January 23, 2025, President Trump issued an executive order titled, Strengthening American Leadership in Digital Financial Technology. While the executive order did not mandate the adoption of any specific regulations, the executive order identifies certain key objectives to guide agencies involved in crypto regulation, including (i) protecting the sovereignty of the U.S, dollar by promoting the development of U.S. dollar-backed stablecoins, (ii) providing regulatory clarity and certainty built on technology-neutral regulations for individuals and firms involved in digital assets, including through well-defined jurisdictional regulatory boundaries, and (iii) taking measures to protect Americans from the risks of Central Bank Digital Currencies. To achieve these objectives, the executive order established a working group on digital asset markets within the National Economic Council, comprised of representatives from key federal agencies, with a tight timeline for examining existing regulations and proposing a new regulatory framework. This working group released a report on July 30, 2025 that recommended regulatory and legislative proposals to advance the policies established in the executive order. The SEC also established a Crypto Task Force in furtherance of these objectives. Among other things, the Crypto Task Force is charged with helping to draw clear regulatory lines and to appropriately distinguish securities from non-securities. The work of the Crypto Task Force is in its early stages and it is not yet clear whether it will result in material changes to the existing regulatory framework of digital assets. In addition, Congress has considered legislation to establish additional regulation and oversight of the digital asset markets. The GENIUS Act (Guiding and Establishing National Innovation for U.S. Stablecoins Act), which regulates payment stablecoins, was signed into law in July 2025. The Digital Asset Market Clarity Act of 2025 (H.R. 3633), which establishes a framework for digital assets, passed the U.S. House of Representatives in July 2025. This bill distinguishes between digital commodities and digital securities, and provides the CFTC with jurisdiction to oversee digital commodities, exchanges and brokers. As of January 2026, the U.S. Senate is considering its own legislation to establish a framework for digital asset markets.

Vehicles

Federal, state, and local governments have promulgated and/or are considering promulgating laws and regulations relating to the safety of our products. In the U.S., the Consumer Product Safety Commission (CPSC) has federal oversight over product safety issues related to E-Bikes. We believe that our products comply with all applicable CPSC safety standards as well as all other applicable safety standards in the U.S.

E-Bikes sold internationally are subject to the local laws of each jurisdiction in which we have or may sell our product. Our international distributors are responsible for ensuring that our products comply with the jurisdiction in which they are importing the product. Costs associated with compliance are the responsibility of the distributor. These regulations may result in increased costs and expenses, which may materially and adversely affect the distributors’ business where it may not be economically feasible to sell our products locally, which in turn will adversely impact our results of operations or financial condition.

Human Capital

Employees

As of December 31, 2025, the Company employed 15 employees, all of whom were full time employees. None of our employees are represented by a labor union or subject to a collective bargaining agreement. We have not experienced any material work stoppages, and we consider our relations with our employees to be good.

Employee Engagement

Our Co-CEO, Ryan Lane, and COO, Tim Silver, who were hired when the Company initiated its digital asset strategy, have significant experience investing in various markets and asset classes.

Our Co-CEO, John Kim, has extensive experience with the development and sales of E-Bikes. He was the founder of Super 73, one of the first and industry leading E-Bike brands prior to selling Super 73. Our employees and contractors serving the E-Bike and inventory financing operations focus on customer care, developing and sourcing our products, and building our marketing channels.

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

Available Information

Our website is at www.emperydigital.com. We make available, free of charge, live up to date information about our financial position on our corporate website, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as soon as reasonably practicable after they are electronically filed with the SEC. The SEC maintains an internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at www.sec.gov. Information contained on our website does not, and shall not be deemed to, constitute part of this Annual Report on Form 10-K. Our reference to the URL for our website is intended to be an inactive textual reference only.

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

X (f/k/a Twitter) Account: https://x.com/EMPD_BTC

Instagram Account: https://www.instagram.com/empd_btc

YouTube Account: https://www.youtube.com/@emperydigital

Instagram Account: https://www.instagram.com/Volcon.ev/

These channels may be updated from time to time on our investor relations website at https://ir.EmperyDigital.com. The information we post through these channels may be deemed material. Accordingly, investors should monitor them in addition to following our investor relations website, press releases, SEC filings, and public conference calls and webcasts. This list may be updated from time to time. The information we post through these channels is not a part of this Annual Report on Form 10-K.

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

Risks Related to Our Business in General

Our losses from operations could raise substantial doubt regarding our ability to continue as a going concern. Our ability to continue as a going concern requires that we obtain sufficient funding to finance our operations.

To date we have funded operations through equity and debt offerings. As of December 31, 2025, we have an accumulated deficit of $321.8 million.

Management anticipates that our cash on hand as of December 31, 2025, plus cash expected to be generated from operations and net proceeds from derivative trading, cash available from borrowings available on our credit facility and the cash received from the sale of Bitcoin will be sufficient to fund planned operations and repay borrowings.

We have not remediated the material weaknesses in our internal control over financial reporting identified in our 2020 audit. If we or our auditor identify additional material weaknesses in the future or otherwise fail to maintain an effective system of internal controls, we may not be able to accurately or timely report our financial condition or results of operations, which may adversely affect our business and stock price.

The material weaknesses identified by our independent registered public accounting firm in our internal control over financial reporting in our 2020 audit have not been remediated as of December 31, 2025. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis. These material weaknesses are as follows:

•	Inadequate segregation of duties within account processes due to limited personnel
•	Insufficient formal written policies and procedures for accounting, IT, financial reporting and record keeping

In addition to hiring more finance and accounting personnel in 2021 to improve our segregation of duties, we have made further progress towards remediating these material weaknesses. We have hired more experienced accounting and finance personnel. We have prepared some formal written policies and procedures for accounting, IT, and financial reporting and record keeping. We have also started the process of documenting our internal controls.

While we believe these efforts have improved the internal control over financial reporting, they did not fully remediate the material weaknesses as we have not fully documented all of our policies or procedures and we have not performed any testing of our internal controls.

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

Our operating results, revenues, and expenses may fluctuate significantly, which could have an adverse effect on the market price of our common stock.

Our operating results, revenues, and expenses have varied in the past and may vary significantly in the future from period to period. These fluctuations could have an adverse effect on the market price of our common stock.

Our operating results may fluctuate, in part, as a result of:

•	fluctuations in the price of Bitcoin, of which we have significant holdings and with respect to which we may continue to make future purchases, and potential fair value changes associated therewith;

•	any sales by us of our Bitcoin at prices above or below their carrying value, which would result in our recording gains or losses upon sale of our Bitcoin;

•	regulatory, commercial, and technical developments related to Bitcoin or the Bitcoin blockchain, or digital assets more generally;

•	the incurrence of additional interest charges on our outstanding debt or additional future borrowings;

•	the impact of war, terrorism, infectious diseases, natural disasters and other global events, and government responses to such events, on the global economy and the market for and price of Bitcoin; and

•	significant changes to our E-Bike and inventory financing business, including significant changes in our product sales or operating expenses, or the timing of announcements of new offerings or product development costs.

Our expenses are fixed and we have a limited ability to adjust expenses.

Many of our expenses, such as interest expense on our debt, insurance costs, facility leases and certain personnel costs, are relatively fixed. We do not expect the cash generated by our E-Bike, inventory financing operations and net proceeds from derivative trading of Bitcoin to be sufficient to cover such expenses during 2026, and we expect to use proceeds from equity or debt financings, or sale of Bitcoin to pay our expenses and satisfy our liquidity needs that are in excess of our operating cash flows. If we are unable to secure equity or debt financing in a timely manner, on favorable terms, or if the price of Bitcoin declines, we may not be able to satisfy our financial obligations. Such actions could cause significant variation in our operating results in any quarter.

A significant decrease in the market value of our Bitcoin holdings could adversely affect our ability to satisfy our financial obligations or liquidity needs and could have an adverse effect on the market price of our common stock.

Bitcoin’s market value has fluctuated significantly since the inception of our digital asset treasury strategy. For example, a decline in the price of Bitcoin at September 30, 2025 from the weighted average price we paid for purchasing Bitcoin when we implemented our digital asset treasury strategy in July 2025 resulted in our experiencing a $14.1 million unrealized loss on digital assets for the quarter ended September 30, 2025, while decrease in the price of Bitcoin at December 31, 2025 from the price at September 30, 2025 resulted in our experiencing a $108.6 million unrealized loss on digital assets for the quarter ended December 31, 2025. Additionally, it is possible that additional declines in Bitcoin may occur and the market price of our common stock may decline further.

As of March 25, 2026, our outstanding indebtedness was $95.0 million ($50.0 million of which is due in August 2026) with a weighted average interest rate of 7.98%. Collateral for this outstanding indebtedness is 2,891 Bitcoin. If the value of Bitcoin declines to certain levels, a margin call will occur and we will be required to provide additional Bitcoin to our lender as collateral. If we do not have sufficient Bitcoin to meet the margin call or if we miss the deadline to provide the additional Bitcoin (twelve hours), the lender may liquidate some of the Bitcoin held as collateral to repay the principal and interest due at the time of the margin call.

As part of our Bitcoin strategy, we expect to incur or continue to incur additional indebtedness and fixed charges. For the year ended December 31, 2025, our vehicle and inventory financing business and our Bitcoin derivative trades did not generate positive cash flow from operations, and we do not expect our E-Bike sales, inventory financing business and Bitcoin derivative trades to generate sufficient cash flow from operations to satisfy our financial obligations or liquidity needs over the next twelve months. If our E-Bike and inventory financing business and Bitcoin derivative trades do not generate cash flows in future periods sufficient to satisfy our financial obligations and liquidity needs, including repayment of principal and payment of interest on our debt, we intend to fund such payments using cash proceeds from equity or debt financings and sale of our Bitcoin. Our ability to obtain equity or debt financing may, in turn, depend on, among other factors, the value of our Bitcoin holdings, investor sentiment and the general public perception of Bitcoin, our strategy and our value proposition. Accordingly, a significant decline in the market value of our Bitcoin holdings or a negative shift in these other factors may create liquidity and credit risks as such a decline or such shifts may adversely impact our ability to secure sufficient equity or debt financing and sell our Bitcoin to satisfy our financial obligations and liquidity needs.

As Bitcoin constitutes the vast majority of assets on our balance sheet, if we are unable to secure equity or debt financing in a timely manner, on favorable terms, or at all, we may be required to sell Bitcoin to satisfy our financial obligations or liquidity needs, and we may be required to make such sales at prices below our cost basis or on terms that are otherwise unfavorable. For the period from January 1, 2026 to March 25, 2026, we sold 722 Bitcoin for proceeds of $50.0 million and realized a loss of $3.2 million. Any future sales of Bitcoin may have a material adverse effect on our operating results and financial condition and could impair our ability to secure additional equity or debt financing in the future. Our inability to secure additional equity or debt financing in a timely manner, on favorable terms or at all, or to sell our Bitcoin in amounts and at prices sufficient to satisfy our financial obligations or liquidity needs, including our debt service, could cause us to default under such obligations. Any default on our current or future indebtedness could have a material adverse effect on our financial condition. See “Risks Related to Our Outstanding and Potential Future Indebtedness” for additional details about the risks which may impact us if we are unable to satisfy our debt service and cash dividend obligations.

Our business may not generate sufficient funds, and we may otherwise be unable to maintain sufficient cash reserves, to continue repurchasing our common stock under the repurchase programs or to pay amounts due under our indebtedness and our cash needs may increase in the future.

We cannot guarantee that we will be able to implement our share repurchase programs or that they will achieve their objectives.

Our Board of Directors has authorized a share repurchase program. We plan to fund repurchases under this program from our future cash flow generation, as well as from additional potential sources of cash. For example, we have in the past entered into master repurchase agreements pursuant to which we have incurred indebtedness to fund share repurchases and may in the future incur additional indebtedness to fund share repurchases. Under this program, share repurchases may be made at our discretion from time to time in open market transactions, privately negotiated transactions, or other means. This program does not obligate us to repurchase any specific dollar amount or to acquire any specific number of shares of our common stock. The actual timing, number and value of shares repurchased under the program will be determined by management at its discretion and will depend on a number of factors, including the market price of the common stock, general market and economic conditions, applicable legal requirements and the Company’s efforts to increase Bitcoin per share of common stock. Our Board of Directors will review this program periodically and may authorize adjustments of its terms, as it may deem appropriate. As a result, there can be no guarantee around the timing or volume of our share repurchases. This program could affect the price of our common stock, increase volatility and diminish our cash reserves. This program may be suspended or terminated at any time and, even if fully implemented, may not be effective in enhancing long-term stockholder value or increase the Bitcoin per share of common stock.

Risks Related to Our Bitcoin Strategy and Holdings

Our historical financial statements do not reflect the potential variability in earnings that we may experience in the future relating to our holding of digital assets. Accordingly, it may be difficult to evaluate the Company’s business and future prospects, and the Company may not be able to achieve or maintain profitability in any given period.

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

The concentration of our Bitcoin holdings enhances the risks inherent in our Bitcoin strategy.

As of March 25, 2026, we held approximately 3,359 Bitcoin that were acquired at an aggregate purchase price of $395.4 million and we intend to purchase additional Bitcoin and increase our overall holdings of Bitcoin in the future by generating proceeds from the sale of our common stock or additional indebtedness. The concentration of our Bitcoin holdings limits the risk mitigation that we could achieve if we were to purchase a more diversified portfolio of assets, and the absence of diversification enhances the risks inherent in our Bitcoin strategy. Any future significant declines in the price of Bitcoin would have a more pronounced impact on our financial condition than if we used our cash to purchase a more diverse portfolio of assets.

The Company’s repurchases of its common stock may not be successful in increasing NAV per share.

The Company has adopted a strategy to increase NAV per share by repurchasing shares of its common stock when its shares of common stock trade at a discount to NAV per share, and to leverage its balance sheet, including reducing its Bitcoin holdings, to fund such share repurchases and potentially repay additional portions of outstanding borrowings. Despite such efforts to increase NAV per share, the Company’s shares of common stock currently trade at a discount to NAV per share and the Company’s future share repurchases and other efforts to increase NAV per share may be unsuccessful.

Our indebtedness and liabilities could limit the cash flow available for our operations, expose us to risks that could adversely affect our business, financial condition and results of operations and impair our ability to satisfy our obligations under our debt instruments when they come due.

The Company has incurred indebtedness pursuant to a number of borrowing arrangements and facilities. For example, in October 2025, the Company entered into the MLA, which was amended on February 10, 2026, pursuant to which the Company may borrow an aggregate principal amount of up to $100.0 million collateralized with a security interest in the Bitcoin that we post as collateral. On September 26, 2025, the Company entered into a Master Repurchase Agreement and related transaction confirmation (together, the “Repo Facility”) with a third-party lender, providing for $50.0 million in cash advances to the Company in exchange for purchased securities in the form of Bitcoin. As of March 25, 2026, we have $95.0 million outstanding under these borrowing arrangements.

We may also incur additional indebtedness to meet future financing needs. Our indebtedness could have significant negative consequences for our security holders and our business, results of operations and financial condition by, among other things:

•	increasing our vulnerability to adverse economic and industry conditions;

•	limiting our ability to obtain additional financing on acceptable terms or at all;

•	requiring the dedication of a substantial portion of our cash flow from operations to service our indebtedness, which will reduce the amount of cash available for other purposes;

•	limiting our flexibility to plan for, or react to, changes in our business; and

•	placing us at a possible competitive disadvantage with competitors that are less leveraged than us or have better access to capital.

The Company has in the past and may in the future use the net proceeds from any sales under its ATM program to purchase or otherwise acquire Bitcoin, the price of which has been, and will likely continue to be, highly volatile. The Company’s operating results and share price may significantly fluctuate, including due to the highly volatile nature of the price of Bitcoin and erratic market movements.

We have in the past and intend in the future to use the net proceeds from future sales pursuant to our ATM program, if any, when market conditions allow the Company to issue equity at a premium to NAV per share to purchase or otherwise acquire Bitcoin. Bitcoin generally is a highly volatile asset. In addition, Bitcoin does not pay interest or other returns and so the ability to generate a return on investment from the net proceeds of any capital raises will depend on whether there is appreciation in the value of Bitcoin following our purchases of Bitcoin with the net proceeds from such capital raisings. Future fluctuations in Bitcoin trading prices may result in our converting Bitcoin into cash with a value substantially below what we paid for such Bitcoin.

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

The Company faces risks relating to the custody of its digital assets. If we or our third-party service providers experience a security breach or cyberattack and unauthorized parties obtain access to our digital assets, or if our private keys are lost or destroyed, or other similar circumstances or events occur, we may lose some or all of our digital assets and our financial condition and results of operations could be materially adversely affected.

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

While our custodians are subject to regulatory regimes intended to protect customers in the event of a custodial bankruptcy, receivership or similar insolvency proceeding, no assurance can be provided that our custodially-held Bitcoin will not become part of the custodian’s insolvency estate if one or more of our custodians enters bankruptcy, receivership or similar insolvency proceedings. Additionally, if we pursue any strategies to create income streams or otherwise generate funds using our Bitcoin holdings, we would become subject to additional counterparty risks. We need to carefully evaluate market conditions, including price volatility as well as service provider terms and market reputations and performance, among others, prior to implementing any such strategy, all of which could affect our ability to successfully implement and execute on any such future strategy. These risks, along with any significant non-performance by counterparties, including in particular the custodian or custodians with which we custody substantially all of our Bitcoin, could have a material adverse effect on our business, prospects, financial condition, and operating results.

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

To the extent we are unable to seek a corrective transaction to identify the third-party which has received our digital assets through error or theft, we will be unable to revert or otherwise recover the impacted digital assets, and any such loss could adversely affect our business, results of operations and financial condition.

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

We are subject to significant competition in the growing digital asset industry and the Company’s business, operating results, and financial condition may be adversely affected if the Company is unable to compete effectively.

The Company operates in a competitive environment and competes against other companies and other entities with similar strategies, including companies with significant holdings in Bitcoin and other digital assets, and the Company’s business, operating results, and financial condition may be adversely affected if the Company is unable to compete effectively.

The emergence or growth of other digital assets, including those with significant private or public sector backing, including by governments, consortiums or financial institutions, could have a negative impact on the price of Bitcoin and adversely affect the Company’s securities.

As a result of our Bitcoin strategy, our assets are concentrated in Bitcoin holdings. Accordingly, the emergence or growth of digital assets other than Bitcoin may have a material adverse effect on our financial condition. As of December 31, 2025, Bitcoin was the largest digital asset by market capitalization. However, there are numerous alternative digital assets and many entities, including consortiums and financial institutions, are researching and investing resources into private or permissioned blockchain platforms or digital assets that do not use proof-of-work mining like the Bitcoin network. For example, in late 2022, the Ethereum network transitioned to a “proof-of-stake” mechanism for validating transactions that requires significantly less computing power than proof-of-work mining. The Ethereum network has completed another major update since then and may undertake additional updates in the future. If the mechanisms for validating transactions in Ethereum and other alternative digital assets are perceived as superior to proof-of-work mining, those digital assets could gain market share relative to Bitcoin.

Other alternative digital assets that compete with Bitcoin in certain ways include “stablecoins,” which are designed to maintain a constant price related to or based on some other asset or traditional currency because of, for instance, their issuers’ promise to hold high-quality liquid assets (such as U.S. dollar deposits and short-term U.S. treasury securities) equal to the total value of stablecoins in circulation. In July 2025, the “GENIUS Act” was passed, which established a federal framework for “payment stablecoins,” treating them as payment systems, not securities, and mandating fiat-backed reserves, monthly disclosures, anti-money laundering safeguards, and similar measures. Stablecoins have grown rapidly as an alternative to Bitcoin and other digital assets as a medium of exchange and store of value, particularly on digital asset trading platforms, and their use as an alternative to Bitcoin could expand further if the GENIUS Act is enacted as law. As of June 30, 2025, two of the seven largest digital assets by market capitalization were U.S. dollar-pegged stablecoins.

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

The availability of spot exchange-traded products for Bitcoin and other digital assets may adversely affect the market price of our common stock and our ability to execute our Bitcoin strategy.

Investors in the United States now have multiple means to gain direct exposure to Bitcoin through traditional investment channels, including through spot Bitcoin exchange-traded products (“ETPs”) that were approved by the SEC for listing and trading on U.S. national securities exchanges beginning in January 2024. To the extent investors view our common stock as providing exposure to Bitcoin, it is possible that any premium in the value of our common stock relative to the value of our Bitcoin holdings may have been attributable, in part, to the prior scarcity of traditional investment vehicles providing investment exposure to Bitcoin, and that such premium may decline due to investors now having a greater range of options to gain exposure to Bitcoin.

Although we are an operating company and we believe we offer a different value proposition than a Bitcoin investment vehicle such as a spot Bitcoin ETP, investors may nevertheless view our common stock as an alternative to an investment in a spot Bitcoin ETP and choose to purchase shares of a spot Bitcoin ETP instead of our common stock. Investors may do so for a variety of reasons, including if they believe that spot Bitcoin ETPs offer “pure play” exposure to Bitcoin that is generally not subject to federal income tax at the entity level as we are, or the other risk factors applicable to an operating business such as ours. Additionally, unlike spot Bitcoin ETPs, we (i) do not seek for our shares of common stock to exactly and consistently track the value of the underlying Bitcoin we hold before payment of expenses and liabilities, (ii) do not benefit from various exemptions and relief under the Exchange Act, including Regulation M, and other securities laws, which enable ETPs to continuously align the value of their shares to the price of the underlying assets they hold through share creation and redemption, and (iii) are a Delaware corporation rather than a statutory trust and do not operate pursuant to a trust agreement that would require us to pursue one or more stated investment objectives.

Furthermore, on May 23, 2024, the SEC approved rule changes permitting the listing and trading of spot ETPs that invest in ether, the principal digital asset supporting the Ethereum blockchain. The listing and trading of spot ETPs for ether offers investors another alternative to gain exposure to digital assets, which could result in a decline in the trading price of Bitcoin as well as a decline in the value of our common stock relative to the value of our Bitcoin holdings. Based on how we are viewed in the market relative to spot Bitcoin ETPs, and other vehicles which offer economic exposure to Bitcoin, such as Bitcoin futures exchange-traded funds, leveraged Bitcoin futures exchange-traded funds, and similar vehicles offered on international exchanges, any premium or discount in our common stock relative to the value of our Bitcoin holdings may increase or decrease in different market conditions. As a result of the foregoing factors, the availability of spot ETPs for Bitcoin and other digital assets could have a material adverse effect on the market price of our common stock.

Our Bitcoin strategy exposes us to risk of non-performance by counterparties.

Our Bitcoin strategy exposes us to the risk of non-performance by counterparties, whether contractual or otherwise. Risk of non-performance includes inability or refusal of a counterparty to perform because of a deterioration in the counterparty’s financial condition and liquidity or for any other reason. For example, our execution partners, custodians, or other counterparties might fail to perform in accordance with the terms of our agreements with them, which could result in a loss of Bitcoin, a loss of the opportunity to generate funds, or other losses. Additionally, with more companies adopting a Bitcoin strategy similar to ours, our counterparties and service providers may experience increased demand for their services, which could impact the level or quality of service we receive, or the pricing of these services in the future.

Our primary counterparty risk with respect to our Bitcoin is custodian performance obligations under the various custody arrangements we have entered into. A series of recent high-profile bankruptcies, closures, liquidations, regulatory enforcement actions and other events relating to companies operating in the digital asset industry, including the filings for bankruptcy protection by Three Arrows Capital, Celsius Network, Voyager Digital, FTX Trading and Genesis Global Capital, the closure or liquidation of certain financial institutions that provided lending and other services to the digital assets industry, including Signature Bank and Silvergate Bank, SEC enforcement actions against Coinbase, Inc., Binance Holdings Ltd., and Kraken, the placement of Prime Trust, LLC into receivership following a cease-and-desist order issued by Nevada’s Department of Business and Industry, and the filing and subsequent settlement of a civil fraud lawsuit by the New York Attorney General against Genesis Global Capital, its parent company Digital Currency Group, Inc., and former partner Gemini Trust Company have highlighted the perceived and actual counterparty risk applicable to digital asset ownership and trading. Although these bankruptcies, closures and liquidations have not resulted in any loss or misappropriation of our Bitcoin, nor have such events adversely impacted our access to our Bitcoin, legal precedent created in these bankruptcy and other proceedings may increase the risk of future rulings adverse to our interests in the event one or more of our custodians becomes a debtor in a bankruptcy case or is the subject of other liquidation, insolvency or similar proceedings.

While all of our custodians are subject to regulatory regimes intended to protect customers in the event of a custodial bankruptcy, receivership or similar insolvency proceeding, no assurance can be provided that our custodially-held Bitcoin will not become part of the custodian’s insolvency estate if one or more of our custodians enters bankruptcy, receivership or similar insolvency proceedings. Additionally, if we pursue any strategies to create income streams or otherwise generate funds using our Bitcoin holdings, we would become subject to additional counterparty risks. Any significant non-performance by counterparties, including in particular the custodians with which we custody substantially all of our Bitcoin, could have a material adverse effect on our business, prospects, financial condition, and operating results.

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

We may have exposure to greater than anticipated tax liabilities.

If we sold any of our Bitcoin at prices greater than the cost basis of the Bitcoin sold, we would incur a tax liability with respect to any gain recognized, and such tax liability could be material. Although the Company has a history of losses the utilization of the Company’s net operating losses to offset tax liabilities from the sale of Bitcoin may be subject to limitation, including due to the “change in ownership provisions” under Section 382 of the Internal Revenue Code. The Company’s cumulative net operating loss carry forward of $120.7 million as of December 31, 2025, may be limited in future years depending on future taxable income in any given fiscal year. The net operating losses can be carried forward indefinitely.

Unrealized fair value gains on our Bitcoin holdings could cause us to become subject to the corporate alternative minimum tax under the Inflation Reduction Act of 2022.

The U.S. enacted the Inflation Reduction Act of 2022 (the “IRA”) in August 2022. Unless an exemption applies, the IRA imposes a 15% corporate alternative minimum tax (“CAMT”) on a corporation with respect to an initial tax year and subsequent tax years if the average annual adjusted financial statement income for any consecutive three-tax-year period preceding the initial tax year exceeds $1 billion. On September 12, 2024, the Department of the Treasury and the Internal Revenue Service issued proposed regulations with respect to the application of CAMT.

We are required to measure our Bitcoin holdings at fair value in our statement of financial position under Accounting Standards Update 2023-08, with gains and losses from changes in the fair value of our Bitcoin recognized in net income each reporting period. When determining whether we are subject to CAMT and when calculating any related tax liability for an applicable tax year, the proposed regulations provide that, among other adjustments, our adjusted financial statement income must include any unrealized gains or losses reported in the applicable tax year.

On September 30, 2025, the IRS announced that it intends to revise the proposed regulations and provided interim guidance that, for purposes of determining whether CAMT applies, companies may exclude unrealized gains or losses with respect to certain assets such as Bitcoin, assuming certain requirements are met. Taxpayers are generally allowed to rely on such interim guidance until such proposed regulations are issued. However, there is no assurance that the proposed regulations, when finalized, will provide such relief or that the interim guidance will continue to be applicable.

As a result of the enactment of the IRA and our adoption of ASU 2023-08, unless the IRA is amended or the proposed regulations with respect to CAMT, when finalized, are revised to provide relief (or other interim relief is granted), we could become subject to the CAMT in the 2026 tax year and beyond. If we become subject to CAMT, it could result in a material tax obligation that we would need to satisfy in cash, which could materially affect our financial results, including our earnings and cash flow, and our financial condition.

The Company’s Bitcoin strategy subjects the Company to enhanced regulatory oversight and could have accounting, regulatory and other impacts.

We have pledged a portion of our Bitcoin holdings as collateral pursuant to our debt arrangements and may in the future incur additional indebtedness or enter into other financial instruments that may be collateralized by our digital asset holdings. For example, we have pledged Bitcoin as collateral to delayed draw term loan borrowings pursuant to the Master Loan Agreement the Company entered into on October 12, 2025, as amended on February 10, 2026 (the “MLA”). As of March 25, 2026, the Company held 2,891 Bitcoin with a carrying value of approximately $204.8 million as collateral by lenders for borrowing arrangements. We may in the future also consider pursuing strategies to create income streams or otherwise generate funds using our Bitcoin holdings. These types of Bitcoin-related transactions are the subject of enhanced regulatory oversight. These and any other Bitcoin-related transactions we may enter into, beyond simply acquiring and holding Bitcoin, may subject us to additional regulatory compliance requirements and scrutiny, including under federal and state money services regulations, money transmitter licensing requirements and various commodity and securities laws and regulations. In addition, fluctuations in the price of Bitcoin may result in additional holding of Bitcoin to be pledged as collateral pursuant to such debt agreements, which could impact the accounting treatment and classification of our Bitcoin on our balance sheet.

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

If Bitcoin or any of the digital assets that we may purchase are classified as a security, we may be subject to extensive regulation, which could result in significant costs or force us to cease operations.

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

The classification of Bitcoin that we hold, or any digital asset we may purchase in the future, as a commodity could subject us to additional CFTC regulation, resulting in significant compliance costs or the cessation of certain operations.

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

Risks Related to Our E-Bike and Inventory Financing Business Strategy

We rely on an international third-party manufacturer who assists us with design, development and manufacturing of our E-Bikes which subjects us to risk of product delivery delays, reduced control over product costs and quality control.

Our business success will depend in large part on PXID’s ability to economically produce our products at sufficient capacity to meet the demands of our customers.

Our reliance on PXID for the manufacture, design and development of our E-Bikes exposes us to a number of risks which are outside our control, including:

•	delays due to design and development of our products to meet our product specifications;
•	delays due to defective parts or components;
•	unexpected increases in manufacturing costs;
•	unexpected increases in tariffs and shipping costs;
•	interruptions in vehicle deliveries if a third-party vendor is unable to complete production or design in a timely manner;
•	shipping delays due to availability of ships, trains, trucks or containers to ship products or delays at ports to ship products to us or to our customers; and
•	inability to control the quality of finished products.

Our reliance on a third-party reduces our control over the manufacturing, design and development processes, including reduced control over timing to release products, quality, product costs and product supply. We have experienced delays in the design and development of previous vehicles we were seeking to develop with other third-party manufacturers.

We can provide no assurance that we will not realize future delays in production or our costs will stay at levels that allow us to sell our products profitably. Since we do not have multiple manufacturers or manufacture our products internally, our ability to release products on the timeline we expect will be dependent on our current outside manufacturer.

If PXID or its suppliers suffer interruptions, experience delays in shipments or issues concerning product quality, supply chain or disruptions, including by reason of natural disasters, work stoppages or capacity constraints, our ability to ship products to customers would be delayed. Additionally, if PXID experiences quality control problems in its operations, we could be required to cover the repair or replacement of any defective products. These delays or product quality issues could have an immediate and material adverse effect on our ability to fulfill orders and could have a negative impact on our operating results. In addition, such delays or issues with product quality could harm our reputation and our relationship with our customers.

We are utilizing a single vendor to assist us with the manufacturing, development and design of our E-Bike and the inability of this vendor to complete our respective design requirements may delay our ability to release these vehicles for production, which could have a material adverse effect on our financial condition and operating results.

We have entered into a manufacturing, design and development agreement with PXID who has experience in the manufacturing, design and development of two-wheel products to assist us with the development of certain aspects of and manufacturing of our products. Although PXID has successfully assisted us and other companies with manufacturing, design and development of two-wheeled products, they may not be able to successfully design, develop and manufacture new products. PXID may experience delays in fulfilling their obligations under these contracts due to their inability to source parts from other vendors, lack of employees available to work on our projects due to labor shortages or other competing projects from other customers. Failure of PXID to complete the contracted design, development and manufacture projects for our products will result in delays in obtaining regulatory approvals and delay production and release of the products for sale, which could have a material adverse effect on our business, reputation, results of operations or financial condition.

Our third-party manufacturer operates outside of the U.S., subjecting us to risks of international operations.

Our third-party manufacturer, PXID, operates outside of the U.S. and as a result we are increasingly exposed to the challenges and risks of doing business outside the U.S., which could reduce our revenues or profits, increase our costs, result in significant liabilities or sanctions, or otherwise disrupt our business. These challenges include: (1) compliance with complex and changing laws, regulations and policies of governments that may impact our operations, such as foreign ownership restrictions, import and export controls, tariffs, and trade restrictions; (2) compliance with U.S. and foreign laws that affect the activities of companies abroad, such as anti-corruption laws, competition laws, currency regulations, and laws affecting dealings with certain nations; (3) the difficulties involved in managing an organization doing business in many different countries; (4) uncertainties as to the enforceability of contract and intellectual property rights under local laws; and (5) rapid changes in government policy, political or civil unrest, acts of terrorism, or the threat of international boycotts or U.S. anti-boycott legislation.

Our E-Bikes are currently manufactured for us in China which is subject to any uncertainty of trade relations between China and the U. S., and could cause the cost of our products manufactured there to rise, or result in our inability to continue to use third-party manufacturers in China, resulting in a need to find alternative sources of manufacture, which could result in the delay of manufacture and supply of our products, increase our cost of manufacture, and cause a delay in our shipments to customers and a delay or cancellation of orders. Our future operating results and financial condition could be materially affected to the extent any of these actions occur.

In addition, the prosecution of intellectual property infringement and trade secret theft outside of the U.S. may be more difficult than in the U.S. Although we take precautions to protect our intellectual property, using our third-party manufacturers in China could subject us to an increased risk that unauthorized parties will be able to copy or otherwise obtain or use our intellectual property, and we may be unsuccessful in monitoring and enforcing our intellectual property rights against them, which could harm our business. We may also have limited legal recourse in the event we encounter patent or trademark infringers, which could adversely affect our business, results of operations, and financial condition. While we take measures to protect our trade secrets, the use of third-party manufacturers may also risk disclosure of our innovative and proprietary manufacturing methodologies, which could adversely affect our business.

We are dependent on our third-party manufacturer, who is dependent on their suppliers, some of which could be single-source suppliers. The inability of these suppliers to deliver necessary components for our vehicles according to our schedule and at prices, quality levels and volumes acceptable to us, or our inability to efficiently manage this third-party manufacturer and their suppliers has in the past and could in the future have a material adverse effect on our financial condition and operating results.

Our E-Bikes contain numerous purchased parts that PXID either (a) sources globally from direct suppliers, some of whom could be single-source suppliers, or (b) manufacture themselves from components or materials. Any significant unanticipated demand would require PXID to procure or manufacture additional components in a short amount of time. While we believe PXID would be able to secure additional or alternate sources of supply for most of our components and raw materials in a relatively short time frame, there is no assurance that they will be able to do so or develop their own replacements for certain highly customized components of our products. We have in the past realized production delays due to delays from other third-party manufacturers in sourcing certain parts from single-source suppliers. We can provide no assurance that we will not in the future realize additional such delays.

If PXID encounters unexpected difficulties with key suppliers, and if they are unable to fill these needs from other suppliers, we could experience production delays and potential loss of access to important technology and parts for producing, servicing and supporting our products. This limited, and in many cases single-source, supply chain exposes PXID and us to multiple potential sources of delivery failure or component shortages for the production of our products. The loss of any single or limited source supplier or the disruption in the supply of components from these suppliers could lead to design changes and delays in product deliveries to our customers, which could hurt our relationships with our customers and result in negative publicity, damage to our brand and reputation, and a material and adverse effect on our business, prospects, financial condition and operating results.

We are subject to risks associated with our reliance on foreign manufacturing, suppliers and imports for our products.

We procure our E-Bikes from PXID located in China. As a result, our business highly depends on global trade, as well as trade and other factors that impact the specific country where our supplier’s manufacturing facilities are located. Our future success will depend in large part upon our ability to maintain our existing foreign supplier and vender relationships and to develop new ones based on the requirements of our business and any changes in trade dynamics that might dictate changes in the locations for sourcing of products.

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

All of our vehicles imported into the U.S. and are subject to import taxes or costs, including new or increased tariffs, or similar duties, some of which could be applied retroactively, and modification to or withdrawal from free trade agreements or trade relationships, could increase the cost of the products that we distribute. For example, Since the beginning of 2025, the U.S. government has announced several different measures regarding tariffs, including the imposition of new tariffs on products imported into the U.S. from a number of countries, including Vietnam, and China, and could propose additional tariffs or increases to those already in place. On July 31, 2025, the U.S. administration issued a formal Executive Order modifying the reciprocal tariff regime under the International Emergency Powers Act (“IEEPA”). For example, after announcing proposed blanket tariff rates of 46% on imports from Vietnam in April 2025, the U.S. and Vietnam governments announced a trade deal between the countries that imposes 20% tariffs on all products imported to the U.S. from Vietnam. The 20% rate became effective August 7, 2025, under the aforementioned Executive Order and is currently in force.

On February 20, 2026, the U.S. Supreme Court ruled that the IEEPA does not authorize the U.S. administration to impose tariffs. The tariffs paid by importers under the Executive order are subject to refund, however the process to obtain such refunds is currently being evaluated. Effective February 24, 2026, the U.S. administration has imposed a 10% global tariff under Section 122 of the Trade Act of 1974 that could remain in place for up to 150 days.

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

Our third-party manufacturer may be unable to meet our growing sales and delivery plans, which could harm our business and prospects.

Our sales growth and delivery plan contemplate achieving and sustaining increases in E-Bike deliveries. Our ability to achieve this plan depends upon several factors, including the ability of PXID to meet our forecasted demand and meet our quality levels and optimize design and product changes or our ability to identify other third-party manufacturers who can meet our forecasted demand while maintaining our desired quality levels and optimize design and product changes. Although we believe that PXID has the ability to meet our forecasted demand, there is no assurance that they will be successful in these efforts. In addition, as we do not have a long-term history of sales, our forecasted demand may be materially incorrect, which could cause us to either fail to meet unforeseen demand or incur higher costs for excess inventory purchased to meet our forecast. If we are unable to realize our sales and delivery plan, our brand, business, prospects, financial condition, and operating results could be materially damaged.

Increases in costs, disruption of supply, or shortage of materials could harm our business.

PXID may experience increases in the cost or a sustained interruption in the supply or shortage of materials. Any such increase, supply interruption or shortage could materially and negatively impact our business, prospects, financial condition and operating results. The prices for these materials fluctuate, and their available supply may be unstable, depending on market conditions and global demand for these materials, including as a result of increased production of E-Bikes and electric vehicle (EV) products by our competitors, and could adversely affect our business and operating results. For instance, we are exposed to multiple risks relating to batteries.

These risks include:

•	an increase in the cost, or decrease in the available supply, of materials used in the battery;
•	disruption in the supply of batteries due to quality issues or recalls by battery cell manufacturers;
•	sanctions imposed by the U.S. on countries in which our products are manufactured or where parts are manufactured for our third-party manufacturers; and
•	tariffs on the products we source in China.

Our business is dependent on the continued supply of battery cells for the batteries used in our E-Bikes. Any disruption in the supply of battery cells could disrupt production of our products. Substantial increases in the prices charged to us, such as those charged by battery cell suppliers, would increase our operating costs, and could reduce our margins if we cannot recoup the increased costs through increased selling prices of our vehicles. Any attempts to increase prices in response to increased material costs could result in the cancellation of vehicle orders and therefore materially and adversely affect our brand, image, business, prospects and operating results.

We have and could continue to experience delays and other complications in the design, manufacture, launch and production ramp of our vehicles and our future planned vehicles, which could harm our brand, business, prospects, financial condition and operating results.

We have encountered unanticipated challenges, such as supply chain constraints, that led to initial delays in producing our vehicles. We have experienced longer lead times with certain suppliers to obtain parts, especially those imported where shipping delays from outbound and inbound ports have caused delays or required us to use air freight and incur higher shipping costs. We have outsourced the manufacturing of our products and plan to outsource all manufacturing for the foreseeable future. We also reduced headcount in all our departments, as we have outsourced the design and development of our vehicles. Any significant delay or other complications in the production of our vehicles or the development, manufacture, and production ramp of our future products, including complications associated with our third-party manufacturers’ supply chains or obtaining or maintaining regulatory approvals, could materially damage our brand, business, prospects, financial condition and operating results.

We are currently taking orders for the Brat E-Bike and if the Brat fails to perform as expected, our reputation could be harmed and our ability to develop, market and sell our E-Bikes could be harmed.

If the Brat or any new E-Bikes we develop were to contain defects in design and manufacture that cause them not to perform as expected or that require repair or take longer than expected to deliver, our ability to develop, market and sell our E-Bikes could be harmed. While we intend to perform internal testing on these products, our frame of reference by which to evaluate detailed long-term quality, reliability, durability and performance characteristics of our vehicles is based on limited historical data. Although we have procedures to test all of our products for defects, there can be no assurance that we will be able to detect and fix all defects in our products prior to their sale to consumers. Any product defects, delays, or other failure of our products to perform as expected could harm our reputation and result in delivery delays, product recalls, product liability claims, significant warranty and other expenses, and could have a material adverse impact on our business, financial condition, operating results and prospects.

Significant product repair and/or replacement due to product warranty claims or product recalls could have a material adverse impact on our business, results of operations or financial condition.

We provided a one-year warranty against defects for the Grunt EVO and Brat and a two-year warranty on the battery. We provided warranties on the HF1 and MN1 products we sold prior to the sale of these product lines in the Venom APA which have varying warranty terms depending on the part but are generally from 6 months up to 2 years. The manufacturers of the HF1 and MN1 products provide the warranty and we are reimbursed for warranty claims provided we obtain approval of the claim from the manufacturer.

Our warranty will generally require us to repair or replace defective products during such warranty periods at no cost to the consumer. Some of the parts are warranted by the part manufacturer where others are not. We record provisions based on an estimate of product warranty claims, but there is the possibility that actual claims may exceed these provisions and therefore negatively impact our results of operations of financial condition.

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

The development, production, marketing, sale and usage of our products will expose us to significant risks associated with product liability claims. The powersports vehicles industry in particular is vulnerable to significant product liability claims, and we may face inherent risk of exposure to claims in the event our vehicles do not perform or are claimed to not have performed as expected. If our products are defective, malfunction or are used incorrectly by our customers, it may result in bodily injury, property damage or other injury, including death, which could give rise to product liability claims against us. Any losses that we may suffer from any liability claims and the effect that any product liability litigation may have upon the brand image, reputation and marketability of our products could have a material adverse impact on our business, results of operations or financial condition. No assurance can be given that material product liability claims will not be made in the future against us, or that claims will not arise in the future in excess or outside of our insurance coverage and contractual indemnities with suppliers and manufacturers. We believe we have adequate product liability insurance; however, as we release new products, we may not be able to obtain adequate product liability insurance or the cost of doing so may be prohibitive. Adverse determinations of material product liability claims made against us could also harm our reputation and cause us to lose customers and could have a material adverse effect on our business, results of operations or financial condition.

We sell the Brat and accessories through a network of third-party dealers and international distributors in addition to our website, and there is no assurance that we will be able to successfully build out this network.

In the U.S., we began to sell the Brat on our website in 2023, in addition to our dealer network and bicycle dealers. We also began selling the Brat through a national retailer in 2025, Dick’s Sporting Goods, in a limited number of its stores where we hope to expand this nationally. We do not intend to compete with our dealers or retailers who sell these products and we provide price protection to them in the event we are selling these products below the retail price they are selling them for in order for them to maintain their margin.

We also sell the Brat and accessories internationally through international distributors. As of March 25, 2026, we have one importer in Mexico, one importer for the Caribbean Region, and one in New Zealand to sell our two-wheel vehicles and accessories in their assigned countries/markets. We are relying on these distributors to market, promote, sell and service the Brat and sell accessories in their designated countries/territories. We plan to add new E-Bike models and we plan to expand this distributor network to other countries in Europe assuming that our products can meet the regulatory requirements of these countries.

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

Our business and prospects heavily depend on our ability to develop, maintain and strengthen the Company’s brand. We sold the Volcon brand name and our four-wheel products in October 2025 after renaming the Company as Empery Digital Inc. If we are unable to establish, maintain and strengthen our new brand, we may lose the opportunity to build and maintain a critical mass of customers. Our ability to develop, maintain and strengthen our brand will depend heavily on the success of our marketing efforts. Failure to develop and maintain a strong brand could materially and adversely affect customer acceptance of our vehicles, could result in suppliers and other third parties being less likely to invest time and resources in developing business relationships with us, and could materially adversely affect our business, results of operations or financial condition.

We have a limited history of financing inventory purchases and parties to inventory financing agreements may default on amounts owed to us which could materially adversely affect our business, results of operations or financial condition.

We have a limited history of financing inventory purchases. On April 17, 2025, we entered into the Venom Supply Agreement to finance inventory purchases with Venom to finance Venom’s golf cart and accessory purchases from their international third-party supplier. The Venom Supply Agreement allowed Venom to purchase up to $2.0 million of golf carts with payment terms of earlier of 100 days from the date the golf carts leave the supplier’s facility or upon sale of the inventory by Venom and the Company would receive a 5% fee for the total cost of inventory ordered by Venom. Inventory purchased by Venom under the Venom Supply Agreement is collateral for the amount financed by the Company. The Venom Supply Agreement was amended on October 29, 2025 (“Amendment 1”) to increase the amount of inventory purchases by $700,000 with payment terms of the earlier of 60 days from when the inventory was received by Venom or upon sale of the inventory. Amendment 1 was completed to allow Venom to purchase MN1 Tradesman and MN1 Adventurers that the Company ordered but had not received from Super Sonic prior to the Venom APA being signed. The Venom Supply Agreement was further amended on November 17, 2025 to increase the amount of inventory purchases by $2.5 million.

Venom has fully paid for the initial inventory ordered under the Venom Supply Agreement as of December 31, 2025. As of March 25, 2026, all payments for the inventory under Amendment 1 and Amendment 2 were paid by the Company to the suppliers, payments of $610,808 have been received from Venom for these orders and $2,354,591 remains outstanding. Although the Company completed a background check of Venom and its owners, there is no guarantee that Venom will be able to pay for the amounts outstanding under Amendments 1 and 2 to the Venom Supply Agreement. Although the Company has a security interest in the inventory, the Company does not have a dealer network or access to Venom’s dealer network to sell the inventory immediately.

We are evaluating other opportunities to finance inventory purchases from other vendors, some of which may not be in an industry or for products which we have experience with, however such financing arrangements may not be available with favorable terms to us, or at all. Default by customers on inventory purchases financed by us could have a material adverse effect on our business, results of operations or financial condition.

Increased tariffs or a global trade war could increase the costs of products for the customers we finance inventory purchases, and could increase the costs of our products, which could adversely impact the competitiveness of theirs or our products and our financial results.

Venom’s products are manufactured for them by an international third-party manufacturer. The Brat is manufactured in China and our future E-Bike products are expected to be manufactured in China and depend on materials from China, namely batteries, which is the main component of the E-Bikes. We cannot predict what actions may be taken with respect to tariffs or trade relations between the U.S., China and other countries, what products may be subject to such actions, or what actions may be taken by China or other countries in retaliation. The adoption and expansion of trade restrictions, the occurrence of a trade war, or other governmental action related to tariffs, trade agreements or related policies have the potential to adversely impact Venom’s and our supply chain and access to equipment, Venom’s and our costs and Venom’s and our product margins. Any such cost increases or decreases in availability could slow our growth and reduce Venom’s inventory purchases. Other potential customers considering inventory financing opportunities with us may defer purchases or not purchase inventory at all if tariffs make their costs too high to sell profitably which could have a material adverse effect on our business, results of operations or financial condition.

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

Prior to the Venom APA, we had registrations for the trademarks VOLCON, GRUNT, and GRUNT EVO in the U.S. We have also applied to register additional trademarks – including VOLCON, VOLCON BRAT, EMPOWERING ADVENTURE, STAG, VOLCON STAG, VLCN, VLCN BRAT, VLCN HF1, VLCN MN1, VLCN FT1, VLCN HT1, VLCN SK1, and VLCN RV1 - in the U.S., Canada, New Zealand, Australia and certain additional countries in Latin America, and many of these trademarks are now allowed or registered in these countries. Other than the VOLCON BRAT and VLCN BRAT, we sold all these trademarks to Venom.

Upon the changing of the Company’s name to Empery Digital Inc., we began registering trademarks for Empery in the U.S. and other countries. Our efforts to secure trademark registrations for Empery are ongoing and we may encounter resistance from other companies, particularly as we register in additional territories. If we receive objections from other entities and are unsuccessful in obtaining agreements or otherwise resolving the matters with these entities, we will need to consider the use of different trademarks for our Company and our products.

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

Risks Related to our Common Stock

Anti-takeover provisions in our governing documents and a stockholder rights plan adopted in February 2026 may discourage, delay or prevent a change of control of our company.

Our certificate of incorporation and bylaws contain certain provisions that may discourage, delay or prevent a change in our management or change of control, including that they, collectively: authorize the issuance of “blank check” preferred stock that could be issued by our board of directors to thwart a takeover attempt; provide that, subject to the special rights of the holders of one or more series of preferred stock, special meetings of the stockholders may be called only by or at the direction of the Board of Directors, the Chairperson of the Board of Directors, the Chief Executive Officer or President, and shall not be called by any other person or persons. prohibit stockholder action by written consent, thereby requiring all actions to be taken at a meeting of the stockholders; and establish advance notice requirements for nominations of candidates for election as directors or to bring other business before an annual meeting of our stockholders.

Additionally, in February 2026, we adopted a stockholder rights plan, pursuant to which we issued a dividend of one preferred share purchase right (a “Right”) for each share of our common stock then outstanding. In the event of certain takeover events not authorized by our board of directors, the holders of Rights may purchase additional shares of common stock at a discount, diluting the ownership stake of any potential acquirer and making a takeover more expensive and difficult.

These provisions in our certificate of incorporation and bylaws and the Rights could prevent our stockholders from receiving the benefit from any premium to the market price of our common stock offered by a bidder in a takeover context. Their impact that delays, deters, renders more difficult or prevents a change in our control in a takeover attempt may not be in the best interests of our stockholders. Even in the absence of a takeover attempt, the existence of these provisions and the Rights could adversely affect the prevailing market price of our common stock if their impact is perceived by investors as detrimental. Also, they could make it more difficult for stockholders to replace or remove our management and thus facilitate management entrenchment.

Our business and operations could be negatively affected if we become subject to stockholder activism, which could cause us to incur significant expense, hinder execution of our business and growth strategy, and impact our stock price.

We have been, and may in the future be, subject to informal private or public inquiries and formal proxy actions or proposals from stockholders or others that may not align with our business strategies or the interests of our other stockholders. Stockholder activism, which could take many forms or arise in a variety of situations, has been increasing in recent years. Volatility in the stock price of our common stock or the adoption and execution of our Bitcoin treasury strategy or other reasons may in the future cause us to become the target of stockholder activism. Responding to such actions can be costly and time-consuming, disrupt our business and operations, and divert the attention of our Board of Directors, management, and employees from the pursuit of our business strategies.

We strive to maintain constructive, ongoing communications with all stockholders, and we welcome constructive input from all stockholders toward the shared goal of enhancing long-term stockholder value. Nonetheless, we may not be successful in engaging constructively with one or more stockholders, and any resulting activist campaign that contests, or seeks to change, our Board of Directors, management, strategic direction or business could have an adverse effect on us because (i) responding to proxy contests and other actions by activist stockholders can be costly and time-consuming, disrupting our operations and diverting the attention of management and our Board of Directors, (ii) perceived uncertainties as to our future direction caused by activist stockholders could result in the loss of potential business opportunities, make it more difficult to attract and retain qualified personnel and business partners, and affect our relationships with suppliers and other service providers, and (iii) if individuals are elected to our Board of Directors with a specific agenda, it may adversely affect our ability to effectively implement our business strategy and create additional value for our stockholders. Our stock price could also be subject to significant fluctuations or otherwise be adversely affected by the events, risks and uncertainties of any stockholder activism. In addition, we may be required to incur significant legal fees and other expenses related to any stockholder activism matters and our stock price could be subject to significant fluctuation or otherwise be adversely affected by the events, risks and uncertainties of any stockholder activism. As a result, the actions of stockholder activists could materially and adversely impact our business, operating results, and financial condition.

Your ownership may be diluted if additional capital stock is issued to raise capital, to purchase digital assets, repay outstanding debt, finance our operations, to complete acquisitions or in connection with strategic transactions.

If we need to raise additional funds to purchase digital assets, repay outstanding debt, finance our operations, to complete acquisitions or to develop strategic relationships by issuing equity or convertible debt securities, which would reduce the percentage ownership of our existing stockholders. Our board of directors has the authority, without action or vote of the stockholders, to issue all or any part of our authorized but unissued shares of common or preferred stock. Our certificate of incorporation authorizes us to issue up to 250,000,000 shares of common stock and 5,000,000 shares of preferred stock. Future issuances of common or preferred stock would reduce your influence over matters on which stockholders vote and would be dilutive to earnings per share. In addition, any newly issued preferred stock could have rights, preferences and privileges senior to those of the common stock. Those rights, preferences and privileges could include, among other things, the establishment of dividends that must be paid prior to declaring or paying dividends or other distributions to holders of our common stock or providing for preferential liquidation rights. These rights, preferences and privileges could negatively affect the rights of holders of our common stock, and the right to convert such preferred stock into shares of our common stock at a rate or price that would have a dilutive effect on the outstanding shares of our common stock.

If our stock price fluctuates, you could lose a significant part of your investment.

Our share price has historically been highly volatile and closed at $4.35 on March 25, 2026. The market price of our common stock is subject to wide fluctuations in response to, among other things, the risk factors described in this filing and other factors beyond our control, such as the market value of Bitcoin and fluctuations in the valuation of companies perceived by investors to be comparable to us. Furthermore, the stock markets have experienced price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many companies. These fluctuations often have been unrelated or disproportionate to the operating performance of those companies. These broad market and industry fluctuations, as well as general economic, political, and market conditions, such as recessions, interest rate changes or international currency fluctuations, may negatively affect the market price of our common stock. In the past, many companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. We may be the target of this type of litigation in the future. Securities litigation against us could result in substantial costs and divert our management’s attention from other business concerns, which could seriously harm our business.

We have in the past failed to maintain compliance with all applicable continued listing requirements of the Nasdaq Global Select Market, and if we fail to maintain compliance with all applicable continued listing requirements of the Nasdaq Global Select Market in the future, we will not be afforded traditional cure periods under Nasdaq rules and our common stock will be delisted from Nasdaq, which could have an adverse impact on the liquidity and market price of our common stock.

On May 13, 2025, the Company received a notice from Nasdaq that it was not in compliance with Nasdaq’s Listing Rule 5550(a)(2), as the minimum bid price of its common stock had been below $1.00 per share for 30 consecutive business days. The Company submitted a hearing request to Nasdaq’s Hearings Department for this matter, which stayed the suspension of the Company’s common stock. The Company participated in a hearing with Nasdaq’s Hearings Department on June 24, 2025. On July 17, 2025, Nasdaq informed the Company that it had regained compliance with the above listing rules and had to remain in compliance with the minimum bid price rule through November 10, 2025, which the Company did.

In the event that the Company does not maintain compliance in the future our common stock could be delisted from Nasdaq and trading of our common stock could be conducted only in the over-the-counter market or on an electronic bulletin board established for unlisted securities such as the Pink Sheets or the OTC Bulletin Board. In such an event, it could become more difficult to dispose of, or obtain accurate price quotations for, our common stock, and there would likely also be a reduction in our coverage by securities analysts and the news media, which could cause the price of our common stock to decline further. Also, it may be difficult for us to raise additional capital if we are not listed on a major exchange.

We may be subject to material litigation, including individual and class action lawsuits, as well as investigations and enforcement actions by regulators and governmental authorities. These matters are often expensive and time consuming, and, if resolved adversely, could harm our business, financial condition, and operating results.

We may from time to time become subject to claims, arbitrations, individual and class action lawsuits with respect to a variety of matters, including employment, consumer protection, advertising, and securities. In addition, we may from time to time become subject to government and regulatory investigations, inquiries, actions or requests, other proceedings and enforcement actions alleging violations of laws, rules, and regulations, both foreign and domestic. The scope, determination and impact of claims, lawsuits, government and regulatory investigations, enforcement actions, disputes and proceedings to which we are subject cannot be predicted with certainty, and may result in:

•	substantial payments to satisfy judgments, fines, or penalties;
•	substantial outside counsel, advisor and consultant fees and costs;
•	additional compliance and licensure requirements;
•	loss or non-renewal of existing licenses or authorizations, or prohibition from or delays in obtaining additional licenses or authorizations required for our business;
•	loss of productivity and high demands on employee time;
•	criminal sanctions or consent decrees;
•	termination of certain employees, including members of our executive team;
•	barring of certain employees from participating in our business in whole or in part;
•	orders that restrict our business or prevent us from offering certain products or services;
•	changes to our business model and practices;
•	an inability to deliver on our strategy;
•	delays to planned transactions, product launches, or improvements; and
•	damage to our brand and reputation.

Regardless of the outcome, any such matters can have an adverse impact, which may be material, on our business, operating results, or financial condition because of legal costs, diversion of management resources, reputational damage, and other factors. Due to our business activities, including our bitcoin treasury strategy, it is possible that in the future we may be subject to investigations and inquiries by U.S. federal and state regulators and foreign regulators, many of which have broad discretion to audit and examine our business. The complexity of U.S. federal and state and international regulatory and enforcement regimes, coupled with the evolving global regulatory environment, could result in a single event prompting a large number of overlapping investigations and legal and regulatory proceedings by multiple government authorities in different jurisdictions. Any of the foregoing could, individually or in the aggregate, harm our reputation, damage our brand and business, and adversely affect our operating results and financial condition.

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

For fiscal 2026, we will no longer qualify as an emerging growth company and will be required to comply with of all of these reporting requirements and lose the exemptions under §107 of the JOBS Act.

Certain of these reduced reporting requirements and exemptions were already available to us due to the fact that we also qualify as a “smaller reporting company” under SEC rules. However, if we no longer qualify as a smaller reporting company, wee will be required to obtain an auditor attestation and report regarding management’s assessment of internal control over financial reporting; provide a compensation discussion and analysis; provide a pay-for-performance graph or CEO pay ratio disclosure; and present three years of audited financial statements and related MD&A disclosure.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

Risk Management and Strategy

We have established policies and procedures for assessing, identifying, and managing material risk from cybersecurity threats. We monitor cybersecurity threats, including any potential unauthorized occurrence on or conducted through our information systems that we use through third-party providers that may result in adverse effects on the confidentiality, integrity, or availability of our information systems or any information residing therein.

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

As of December 31, 2025, and through the date of the filing of this report, we are not aware of any cybersecurity incidents that have materially affected or are reasonably likely to materially affect us, including our business strategy, results of operations or financial condition. Despite our continuing efforts, we cannot guarantee that our cybersecurity safeguards will prevent breaches or breakdowns of our or our third-party service providers’ information technology systems, particularly in the face of continually evolving cybersecurity threats and increasingly sophisticated threat actors. A cybersecurity incident may materially affect our business, results of operations or financial condition, including where such an incident results in reputational, competitive or business harm or damage to our brand, lost sales, reduced demand, loss of intellectual property rights, significant costs or government investigations, litigation, fines or damages. For additional information regarding risks from cybersecurity threats, please refer to Item 1A, “Risk Factors,” in this Annual report on Form 10-K.

Governance

One of the key responsibilities of our board of directors is informed oversight of our risk management process, including risks from cybersecurity threats. Our board of directors is responsible for monitoring and assessing strategic risk exposure, and our executive officers are responsible for the day-to-day management of the material risks we face. The Audit Committee of our Board of Directors has primary responsibility for oversight of cybersecurity and is briefed on cybersecurity risks at least once each year and following any material cybersecurity incidents.

At the management level, our Chief Financial Officer (“CFO”) is primarily responsible for assessing and managing our material risks from cybersecurity threats. In this regard, our CFO has assistance from service providers, other consultants and third parties. Our CFO has served as an executive officer for four years and prior to this was an audit and advisory partner at a public accounting firm overseeing financial statement audits of public and private companies. Audit procedures performed for his clients included evaluating internal controls and risk assessment evaluations over information technology and cybersecurity policies.

Our CFO oversees our cybersecurity policies and procedures, including those described in “Risk Management and Strategy” above. Under such policies and procedures, our CFO is responsible for reporting to our Board of Directors and the Audit Committee regarding any cybersecurity incident including the results of cybersecurity risk assessments.

ITEM 2. PROPERTIES

Our corporate headquarters is located in Round Rock, Texas, where we currently lease approximately 17,600 square feet of space across two facilities. We also lease approximately 3,000 square feet of office space in New York, New York for four of our employees including our Co-Chief Executive Officer and Chairman of the Board of Directors (Ryan Lane), Chief Operating Officer and Vice President - Legal.

We currently plan to leave the facilities in Round Rock, Texas, when the leases expire in August 2026, if not sooner if the landlord can identify a replacement tenant. We believe that suitable replacement and additional space, if necessary, will be available in the future on commercially reasonable terms.

ITEM 3. LEGAL PROCEEDINGS

From time to time in the ordinary course of our business, we may be involved in legal proceedings, the outcomes of which may not be determinable. The results of litigation are inherently unpredictable. Any claims against us, whether meritorious or not, could be time consuming, result in costly litigation, require significant amounts of management time and result in diversion of significant resources. We are not able to estimate an aggregate amount or range of reasonably possible losses for those legal matters for which losses are not probable and estimable. We have insurance policies covering potential losses where such coverage is cost-effective.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is listed on the NASDAQ Stock Market LLC under the symbol “EMPD”.

Stockholder Rights Plan

On February 3, 2026, our Board of Directors declared a dividend of one preferred share purchase right (a “Right”), payable on February 13, 2026, for each share of Common Stock, outstanding on February 13, 2026 to the stockholders of record on that date. In connection with the distribution of the Rights, the Company entered into a Rights Agreement (the “Rights Agreement”), dated as of February 3, 2026, between the Company and Computershare Trust Company, N.A., as rights agent. Each Right entitles the registered holder to purchase from the Company one one-thousandth of a share of Series A Preferred Stock, par value $0.00001 per share (the “Preferred Shares”), of the Company at a price of $15.00 per one one-thousandth of a Preferred Share represented by a Right (the “Purchase Price”), subject to adjustment.

The Rights are in all respects subject to and governed by the provisions of the Rights Agreement. The following description of the Rights Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the Rights Agreement, which is attached hereto as Exhibit 4.29 and incorporated herein by reference.

Initially, the Rights are attached to all common stock certificates and no separate certificates evidencing the Rights (“Right Certificates”) will be issued. Until the Distribution Date (as defined below), the Rights will be transferred with and only with the common stock. As long as the Rights are attached to the common stock, the Company will issue one Right with each new Common Stock so that all such Common Stock will have Rights attached.

The Rights will separate and begin trading separately from shares of Common Stock, and Right Certificates will be caused to evidence the Rights, on the earlier to occur of (i) the Close of Business (as such term is defined in the Rights Agreement) on the 10th day following a public announcement, or the public disclosure of facts indicating (or the Board of Directors becoming aware), that a Person (as such term is defined in the Rights Agreement) or group of affiliated or associated Persons has acquired Beneficial Ownership (as defined below) of 12.5% or more of the outstanding common stock (an “Acquiring Person”) (or, in the event the Board of Directors determines to effect an exchange in accordance with Section 24 of the Rights Agreement and the Board of Directors determines that a later date is advisable, then such later date) or (ii) the Close of Business on the 10th Business Day (as such term is defined in the Rights Agreement) (or such later date as may be determined by action of the Board of Directors prior to such time as any Person becomes an Acquiring Person) following the commencement of a tender offer or exchange offer the consummation of which would result in the Beneficial Ownership by a Person or group of 12.5% or more of the outstanding common stock (the earlier of such dates, the “Distribution Date”). As soon as practicable after the Distribution Date, unless the Rights are recorded in book-entry or other uncertificated form, the Company will prepare and cause the Right Certificates to be sent to each record holder of common stock as of the Distribution Date.

Additional information regarding the Rights Plan is available in the Company’s Current Reports on Form 8-K filed February 3, 2026.

Holders

As of March 25, 2026, we had 25 stockholders of record and 30,247,668 outstanding shares.

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

As noted under the heading “Stockholder Rights Plan” above, on February 3, 2026, our Board of Directors declared a dividend of one preferred share purchase right, payable on February 13, 2026, for each share of Common Stock outstanding on February 13, 2026 to the stockholders of record on that date.

Issuer Purchases of Equity Securities

The following table provides information relating to the purchases of our common stock during the three months ended December 31, 2025 in accordance with Item 703 of Regulation S-K:

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit) ($)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plan or Program
October 1, 2025 – October 31, 2025	4,991,977	7.32	4,991,977	74,573,346
November 1, 2025 – November 30, 2025	3,514,987	5.75	3,514,987	54,374,156
December 1, 2025 – December 31, 2025	29,964	4.85	29,964	54,228,939
Three Month period ended December 31, 2025	8,536,928		8,536,928	$54,228,939

(1)	On March 17, 2025, the Company’s Board of Directors adopted a stock repurchase program of up to $2.0 million of shares of its outstanding common stock. This repurchase program was set to expire on March 7, 2026. On July 24, 2025, the Board approved a $100.0 million common stock repurchase program effective through July 24, 2027 and increased by the Board to $150.0 million on October 10, 2025 (increased to $200.0 million on February 2, 2026 which is not included in the amounts above), subject to extension or earlier termination by the Board at any time. The March 2025 repurchase program was terminated upon the approval of the July 2025 repurchase program.

Recent Sales of Unregistered Securities

None.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations is intended as a review of significant factors affecting the Company’s financial condition and results of operations for the periods indicated. This discussion and analysis should be read in conjunction with the financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K, which contains audited financial statements of the Company as of and for the year ended December 31, 2025, Results for the year ended December 31, 2025 are not necessarily indicative of results for the year ending December 31, 2026 or any future period. Some of the information contained in this discussion and analysis, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from management’s expectations as a result of various factors. Factors that could cause or contribute to these differences include, but are not limited to, those identified below and those discussed in the “Special Note Regarding Forward-Looking Statements” section and in the “Risk Factors” section in this Annual Report on Form 10-K.

Overview

Digital Asset Treasury Strategy

On July 17, 2025, the Company announced its entry into securities purchase agreements with certain institutional and accredited investors in private placements for the purchase and sale of 44,414,189 shares of common stock of the Company, par value $0.00001 per share and pre-funded warrants to purchase up to an aggregate of 5,728,662 shares of common stock with an exercise price of $0.00001, at a price of $10.00 per share, for aggregate gross proceeds of approximately $501.0 million which includes payment in BTC of $28.0 million, before deducting placement agent fees and other offering expenses. The Private Placements closed on July 21, 2025. The Company has used the net proceeds of $452.0 million from the Private Placements (excluding the $28.0 million of BTC received) to purchase or otherwise acquire BTC and for the establishment of the Company’s cryptocurrency treasury operations. In connection with the announcement of the Private Placements, the Company announced the launch of its digital asset treasury strategy, pursuant to which the Company plans to pursue a number of strategic initiatives to acquire additional BTC and potentially other digital assets.

The key component of the digital asset strategy is to optimize the Company’s capital structure to increase BTC per share to drive stockholder value. This includes issuing equity when market conditions allow us to raise capital at a premium to NAV, defined as the value of BTC holdings plus cash, minus debt divided by adjusted outstanding shares which includes common stock outstanding plus all pre-funded warrants outstanding. Pursuant to the ATM Sales Agreement with Aegis, the Company can sell up to $1.1 billion of common stock under the ATM program, and since the inception of the digital asset treasury strategy through March 25, 2026, the Company has sold 136,053 shares of common stock for $1.5 million, including commissions, at an average price of $10.90. The Company may also complete other equity or convertible debt issuances if it determines market conditions are appropriate.

In addition, our strategy includes repurchasing our common stock when market conditions allow, when our common stock is trading below NAV per share. The Company also has a share repurchase program that allows it to repurchase up to $150.0 million of common stock as of December 31, 2025, which was expanded to $200.0 million on February 2, 2026 and through March 25, 2026 has bought 23,114,391 shares of common stock for $135.6 million, including commissions, at an average price of $5.87. Share repurchases have been funded with proceeds from two borrowing arrangements, that allow for borrowings of up to $150.0 million, of which $95.0 million has been drawn as of March 25, 2026, and sales of BTC. Some of our BTC is held by these lenders as collateral for outstanding borrowings which we may repay with future equity offerings or by selling BTC. See Note 7 to the consolidated financial statements for further discussion of these borrowing arrangements.

Additionally, a significant component of the digital asset treasury strategy is to reduce costs across the Company so that cash generated from operations can be used to pay operating expenses and any excess cash generated can be used to purchase more BTC or repurchase shares of our common stock. We also generated income through buying and selling derivatives on BTC, including the use of short-term put and call contracts. Since the inception of our digital asset strategy through March 25, 2026, the Company generated income of $2.0 million from trading derivative contracts, which is recorded in Other income in the consolidated statement of operations.

The Company also recognizes the risk that digital assets pose with respect to digital wallets being compromised and the Company uses institutional-grade custodians to hold its BTC in wallets, some of which are isolated from the internet, referred to as cold storage, to minimize this risk. We view our BTC as long-term holdings, although there are no restrictions on selling BTC that is not held as collateral by our lenders. As of March 25, 2026 we have 3,359 BTC, of which 2,891 are restricted by lenders as collateral for outstanding loan balances.

The BTC market has been characterized by significant volatility in price, relative anonymity, a developing regulatory landscape, potential susceptibility to market abuse and manipulation, compliance and internal control failures at exchanges, and various other risks that are, or may be, inherent in its entirely electronic, virtual form and decentralized network. For example, since the implementation of our digital asset treasury strategy through March 25, 2026, BTC has traded at a high of $126,117 and a low of $60,019 on the Gemini exchange.

Unrealized losses on digital assets significantly contributed to our results of operations for the year ended December 31, 2025. The unrealized loss on digital assets of $122.7 million was recorded, representing 79.3%, of our operating expenses for the year.

Electric Vehicles

The Company began its operations as an all-electric, off-road powersports vehicle business. Beginning in 2021, we began efforts to sell off-road powersports vehicles beginning with an electric two-wheeled motorcycle that we discontinued in March 2025. In 2022 we introduced an E-Bike, the Brat, and continue to sell this product. In late 2024 we began selling the HF1 UTV, the MN1 Adventurer and MN1 Tradesman UTV, along with a line of upgrades and accessories. As discussed below, in October 2025, we sold the HF1 and MN1 product lines.

Venom Supply Agreement

On February 24, 2025, we entered into the Venom Supply Agreement with Venom to supply Venom with certain golf carts. The Venom Supply Agreement was amended and restated on April 25, 2025. The Venom Supply Agreement allows Venom to purchase up to $2.0 million of golf carts with payment terms of the earlier of 100 days from the date the golf carts are shipped from the manufacturer’s facility or upon sale to Venom’s dealers or to consumers. These golf carts will be purchased through a manufacturer specified in the Venom Supply Agreement and we will receive consideration of the cost of the golf carts plus a five percent margin. We received an initial order from Venom for $2.0 million golf carts and paid a deposit to the manufacturer of $0.6 million on May 2, 2025 and paid $0.8 million in September 2025 for the golf carts, which were shipped in September 2025. The remaining $0.6 million was paid in the fourth quarter of 2025. All units were shipped by the manufacturer to Venom, and Venom paid all amounts due on this purchase as of December 31, 2025.

On October 29, 2025, the Venom Supply Agreement was amended to increase the available amount to purchase by $0.7 million and Venom agreed to purchase the remaining 138 MN1 units ordered by the Company under the Super Sonic Distribution Agreement discussed below. Payment terms are the earlier of 60 days from receipt or upon sale by Venom. All of these units were received by Venom by January 30, 2026 and payment is due by March 31, 2026.

On November 17, 2025, the Venom Supply Agreement was amended to increase the amount by $2.5 million (for a total of $4.5 million excluding the October 29, 2025 amendment). Subsequent to December 31, 2025 through March 25, 2026, the Company has paid $0.9 million to the manufacturer for orders placed by Venom and additional payments due to be paid for orders placed by Venom as of March 25, 2026, are $1.4 million. Payment terms are the earlier of 60 days from receipt of inventory by Venom or upon sale by Venom.

We expect that we will complete additional financing transactions for Venom under the Venom Supply Agreement and we are actively in discussions for the opportunity to fund inventory purchases with other companies that sell golf carts and UTVs.

Venom Asset Purchase Agreement

On October 15, 2025, the Company entered into the Venom APA with Venom to divest the Volcon brand in exchange for a non-dilutable 10% equity position in Venom’s reorganized Delaware corporation on a fully-diluted basis. The Company transferred all Volcon IP, including all Volcon intellectual property, brand assets, trademarks, sales and distribution networks and engineering documentation associated with the Volcon IP other than its E-Bike, the Brat. The Company will have the right to appoint one director to Venom’s board and may continue to finance Venom’s inventory purchases. In the event that Venom does not complete its corporate reorganization within six months, the Company will have the option to repurchase the Volcon IP for a nominal amount.

The Company expects that this agreement will reduce Empery Digital’s future product liability exposure by transferring ownership of Volcon’s four-wheel vehicle business to Venom. The Company also plans to expand its vehicle financing operations for golf carts and UTVs to generate positive cash flow by leveraging the spread between the Company’s cost of capital and interest income from vehicle financing. The Company has been transitioning its powersports dealers to Venom but will continue ongoing warranty support through the remaining warranty period of vehicles the Company sold within these channels.

The Company’s decision to sell these assets represents a strategic shift in operations as the Company does not currently plan to sell any four-wheel products after 2025. Therefore, in accordance with applicable accounting guidance, the results of the four-wheel product lines are presented as discontinued operations in the Consolidated Statements of Income and, as such, have been excluded from both continuing operations and segment results for all periods presented in this Annual Report on Form 10-K. All amounts, and disclosures for all periods presented in this Annual Report on Form 10-K reflect only the continuing operations unless otherwise noted. See Note 18 to the consolidated financial statements for further discussion.

Super Sonic Distribution Agreement

In January 2025, we entered into the Super Sonic Distribution Agreement with Super Sonic, a golf cart manufacturer, to supply golf carts to other companies in the U.S. who sell golf carts. On September 18, 2025, we received a notice of termination from Super Sonic pursuant to which Super Sonic terminated this distribution agreement. The termination, which was effective upon receipt of the notice from Super Sonic, was affected pursuant to the terms of the Super Sonic Distribution Agreement on the grounds that the Company has failed to meet the minimum purchase requirement under the Super Sonic Distribution Agreement for two consecutive months, which gave Super Sonic the right to immediately terminate the Super Sonic Distribution Agreement. The termination also eliminates any obligation of the Company to issue equity to Super Sonic pursuant to the terms of the Super Sonic Distribution Agreement. The Company is not subject to any early termination penalties related to the termination of the Super Sonic Distribution Agreement.

Two-Wheeled Products

We began selling the Grunt off-road motorcycle in September 2021 and the Grunt EVO off-road motorcycle replaced the Grunt in September 2023. Due to the manufacturing cost of the Grunt EVO, we terminated the manufacturing contract for it in December 2024. As of March 31, 2025, we have sold all of the remaining Grunt EVO units.

Beginning in the second quarter of 2024, we began evaluating other potential electric motorcycle offerings. We are determining what features and specifications would be included for new offerings including considering a street legal version that would be dual purpose as an on-road/off-road motorcycle (not highway legal). We have identified one new model which we are working on developing with a third-party manufacturer. We received prototypes in February 2025 and we are testing them to evaluate the feasibility to have them manufactured at a reasonable cost and sell them for an acceptable profit. Provided testing is successful and whether the product cost, including tariffs, allows us to sell this product, we expect to start selling this product in the second half of 2026.

In the fourth quarter of 2022, we began selling an E-Bike, the Brat which is manufactured by a third-party. The Brat is a class 2 E-Bike and can be used on-road or off-road. We have developed a line of accessories for the Brat that include color panels, headlight cowl, and seat, among other things. We are also developing a new model of the Brat that will incorporate some of these accessories in the base model.

Following the divestiture of the four-wheel products noted above, the Company expects to concentrate on its two-wheel business, including the launch of new products in European markets in the second half of 2026. We will continue to evaluate other potential two-wheel product offerings in 2026.

Customers

Dealers

Prior to the divestiture of our four-wheel product lines, we sold our products through powersports dealers, bicycle retailers, and golf cart dealers. We expect to continue to utilize our bicycle dealers. We are transitioning our powersports and golf cart dealers to Venom but will continue to support these dealers for service and warranty obligations for products sold to them.

International Distributors

We also sell our two-wheel products internationally through importers. Each importer buys vehicles and accessories and sells them to local dealers or directly to consumers. Payment for vehicle orders is required in advance of shipment. Local dealers or the importer will provide warranty and repair services for vehicles purchased in their country and we will reimburse them for any parts or labor incurred for warranty repairs. As of March 25, 2026, we have one importer in Mexico, one for the Caribbean Region and one in New Zealand to sell our two-wheel vehicles and accessories in their assigned countries/markets.

Consumers

Consumers can purchase the Brat from our website and have it delivered to a location of their choosing in the continental U.S.

Manufacturers

We outsource the manufacturing of all our two-wheel products and accessories to an international third-party manufacturer, PXID. The estimated fulfillment of all two-wheeled orders we have received, or will receive, assumes that PXID can successfully meet our order quantities and deadlines. We have experienced delays in the past due to other third-party manufacturers being unable to timely meet our order deadlines, and there is no assurance that we will not experience delays in the future until such time as we are able to source products from multiple manufacturers or from larger, more established manufacturers. If PXID is unable to satisfy orders on a timely basis, our customers may cancel their orders. Also, due to the Company currently only having PXID for design, development and manufacturing of our two-wheel products, if they experience financial hardship and cannot manufacture our products, our customers may cancel their orders which will harm our sales. Due to new and increased tariffs and other trade policies introduced or threatened by the U.S. government since the beginning of 2025, the cost of our products will increase without a decrease in manufacturing costs and may increase further if additional changes in import laws or tariffs occur. We could also experience delays in receiving shipments of our products if there are delays in getting carriers to ship our products or delays at the port of entry.

Venom currently sources its golf cart and accessory purchases from one international third-party manufacturer. Risks related to future purchases of their products from this manufacturer are similar to those of our two-wheel products noted above and could result in delays in ordering and receiving products that could impact the amount of inventory purchases that Venom may finance through the Company.

Results of Operations

The following financial information is for the years ended December 31, 2025 and 2024.

	2025	2024
Revenue	$974,977	$3,983,466
Cost of goods sold	1,337,595	17,987,951
Gross margin	(362,618)	(14,004,485)

Operating expenses:
Sales and marketing	1,458,006	2,228,027
Product development	398,605	1,857,391
General and administrative	28,602,049	7,567,874
Unrealized loss on digital asset	122,659,151	–
Total operating expenses	153,117,811	11,653,292

Loss from operations	(153,480,429)	(25,657,777)

Interest and other expense	(474,386)	(18,496,282)

Loss from continuing operations before taxes	(153,954,815)	(44,154,059)
Tax benefit	5,383,973	–
Loss from continuing operations	(148,570,842)	(44,154,059)
Discontinued operations	(1,481,644)	(1,356,250)
Net loss	$(150,052,486)	$(45,510,309)

Revenue

Revenue for the year ended December 31, 2025 was $974,977 which represents sales of Grunt EVOs of $302,841, which were discontinued in March 2025, Brats of $437,144 and accessories and parts of $116,009. The Company also realized $98,448 of finance revenue where the Company provided the financing services for the purchase of inventory.

Revenue for the year ended December 31, 2024, was $3,983,466 which represents sales of Brats of $1,561,555, Grunt EVOs of $1,280,739, Stags of $371,552 (which we stopped selling in the third quarter of 2024), Volcon Youth of $286,680 (which we stopped selling as of June 30, 2024), and accessories and parts of $264,338. Revenue during 2024 was also higher due to the reversal of unclaimed dealer rebates and price adjustment credits in the amount of $350,093 offset by discounts due to various promotions in the amount of $125,859.

In 2026 we expect our sales to decrease due to the sale of our four-wheel products to Venom, discontinuing the Grunt EVO motorcycle and our transition to financing inventory purchases for other golf cart and four-wheel product companies.

Cost of goods sold

Cost of goods sold for the year ended December 31, 2025 was $1,337,595, including payroll costs of $297,244 for employees performing product fulfillment, logistics management, and service and warranty and facilities costs of $430,426. Inventory adjustments were $129,289 offset by a benefit from the reversal of our warranty accrual of $199,957 due to the expiration of product warranties. Product costs were $235,147 for Grunt EVOs and $459,449 for Brats.

Cost of goods sold for the year ended December 31, 2024 were $17,987,951 including payroll costs of $268,745 for employees performing product fulfillment, logistics management, and service and warranty, partially offset by a stock-based compensation benefit of ($11,827) for the reversal of previously recognized stock-based compensation on stock options that did not vest due to employee terminations. Product costs for Brats and Grunt EVOs sold during the period were $1,523,053 and $1,427,562, (before the finished goods inventory write down discussed below), respectively. Volcon Youth product costs were $186,813 before the additional expense of $81,911 for the write down of all Volcon Youth inventory as the Company could no longer sell Volcon Youth motorcycles or parts after June 30, 2024.

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

The Company recorded a loss on disposal of assets of $817,736 primarily tooling related to Stag, Grunt EVO and Runt. The Company also recorded $175,000 as an offset to expenses for the partial recovery of a previously written off prepaid inventory deposit. Facilities costs for the year ended December 31, 2024 were $408,217 for our warehouse facility and third-party warehousing costs.

In 2026 we expect cost of goods sold to decrease due to lower revenue from product sales as noted above.

Sales and marketing

Sales and marketing expenses relate to costs to increase exposure and awareness of our digital asset strategy, for our products and developing our network of U.S. dealers and international distributors.

Sales and marketing expenses were $1,458,006 for the year ended December 31, 2025 and were primarily related to expenses associated with promoting our products and promoting the Empery Digital brand after the announcement of our digital asset treasury strategy and name change in July 2025 of $753,643, employee payroll costs of $250,787, and professional fees of $182,376 for fees paid to a third-party distributor, third-party sales consultants and legal fees. Travel expenses were $81,748, facilities expenses were $73,657, and software fees were $88,216.

Sales and marketing expenses were $2,228,027 for the year ended December 31, 2024 and were primarily related to expenses associated with promoting our products and brand of $617,098, employee payroll costs of $778,306, stock-based compensation of $37,062 for share-based awards granted to employees and consultants, and travel costs of $84,374 primarily related to costs incurred for travel to build our dealer and distributor network and to attend events to promote our products. Facilities costs were $116,959. Professional fees were $189,984, mainly related to legal fees of $19,506 related to entering into international distribution agreements and sales consultants in the amount of $125,785. Depreciation expense, primarily for demo vehicles, was $157,950.

For 2026 we expect sales expenses to decrease as we transition away from selling four-wheeled products to financing inventory purchases. We expect marketing expenses to remain consistent as we develop the Empery Digital brand and increase awareness of our digital asset strategy.

Product Development Expense

Product development expenses relate to development of our products and process to manufacture these products.

Product development expenses were $398,605 for the year ended December 31, 2025 and were primarily related to expenses associated with employee payroll costs of $177,480, depreciation expense of $49,864 and facilities costs of $96,978.

Product development expenses were $1,857,391 for year ended December 31, 2024 and were primarily related to expenses associated with employee payroll costs of $923,353, stock-based compensation of $126,337 for share-based awards granted to employees, facilities costs of $220,310, prototype costs of $148,845 and software fees related to product development in the amount of $77,837, travel expenses of $94,434 and depreciation expense of $100,782.

For 2026 we expect product development costs related to employee costs to decrease due to lower headcount as fewer products are in development compared to 2025, partially offset by an increase for product prototype costs for purchases of samples of new E-Bike products being considered for sale.

General and Administrative Expense

General and administrative expenses relate to costs for our finance, accounting and administrative functions to support the operations, development, marketing and sales of our products.

General and administrative expenses were $28,602,049 for the year ended December 31, 2025, and include expenses associated with employee payroll costs of $2,355,795, including the $225,000 signing bonus paid to the new Co-CEO, and bonuses of $375,000 paid to the Company’s existing CEO and CFO, as noted above. The Company also recognized $17,850,071 of stock-based compensation including $1,125,802 for share-based awards granted to the Company’s CEO and CFO in May 2025, $8,755,514 for inducement stock options granted to three new employees upon completion of the Private Placements, $249,413 for warrants granted to a consultant for the Private Placements and $7,719,342 for vesting of some of the warrants granted to Gemini as discussed above. In July 2025, the Company entered into a settlement agreement with Highbridge for $2,000,000. Period expenses also include professional fees of $1,508,040 (including auditor fees of $199,318, consultant fees of $266,085 and legal fees of $1,042,637), software costs of $491,614, insurance costs of $1,740,383, travel expenses of $125,845, and facilities costs of $240,335. Additionally, the period includes Board compensation expense of $875,000, which includes $600,000 paid to the Company’s Board as noted above. The remaining Board compensation represents fees paid quarterly. The Company also had other public company costs of $171,326 for transfer agent and other miscellaneous services, and annual meeting costs of $74,450. The Company also had costs of $713,185 for BTC Custody fees.

For the year ended December 31, 2024, general and administrative expenses were $7,567,874 and were primarily related to expenses associated with employee payroll costs of $2,120,064, stock-based compensation of $159,388 for share-based awards granted to employees, professional fees of $1,130,595 (including legal fees of $574,952, tax and accounting fees of $82,116 and audit fees of $242,200), software costs of $549,238, insurance costs of $2,494,892, travel expenses of $63,305, facilities expense of $177,435, annual and special stockholder meeting costs of $201,268, Board compensation expense of $125,000 and other public company expense costs of $327,774.

For 2026, we expect general and administrative expenses to decrease when compared to 2025 as we have substantially established our digital asset strategy and do not expect to incur certain one-time costs such as the $2,000,000 settlement with Highbridge, bonuses of $600,000 paid to management, $600,000 fees paid to existing independent Board members in connection with the July 2025 Private Placements. We also expect our insurance costs related to product liability, property and general liability to decrease by over $400,000 and although we have several underutilized facilities the Company currently leases through August 2026, we are actively working with our real estate broker and landlord to sublease these facilities and we do not plan to renew these leases at expiration. We also expect lower stock-based compensation for inducement stock awards granted to new employees as 80 percent of the awards are vested as of December 31, 2025 which may be offset by increased stock-based compensation if our 2025 Stock Plan and stock options granted from the July 2025 Private Placement are approved by stockholders at our 2026 annual meeting of stockholder (the “2026 Annual Meeting of Stockholders”).

We anticipate an increase in legal and professional fees in fiscal year 2026 due to certain corporate governance and stockholder engagement matters, including fees associated with stockholder activist matters.

Unrealized Loss on Digital Assets

The Company’s digital assets are initially recorded at cost and are measured at fair value as of each reporting period. The Company determines the fair value of its Bitcoin based on quoted (unadjusted) prices on the Gemini exchange, the active exchange that the Company has determined is its principal market for BTC. The Company’s average BTC purchase price was $117,516 for all BTC purchased by the Company in the year ended December 31, 2025, including the BTC received as payment in the Private Placements. Based on the price as of December 31, 2025 of $87,464, the Company recognized an unrealized loss of $122,659,151.

Interest and Other Expenses, net

Net Interest and other income/expenses for the year ended December 31, 2025 was net expense of $474,386. This includes interest expense of $2,253,819 primarily from borrowings to repurchase our common stock and interest expense on vendor settlement liabilities that were recorded on a discounted cash flow basis, interest income of $292,623 primarily from interest earned on cash held in a money market account, net income of $1,493,789 generated from BTC derivative contracts as noted above and the loss of $125,377 on repayment of a credit facility.

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

For fiscal year 2026, we expect interest expense to increase due to increased borrowings on our term loan and delayed draw credit facility for common stock repurchases. If market conditions allow, the Company may issue equity or sell Bitcoin to repay outstanding loans or obtain other loan facilities with lower interest rates that could reduce interest expense in the future.

Income tax benefit

The income tax benefit for the year ended December 31, 2025 is a result of the Company receiving BTC of $28.0 million for the purchase of common stock and pre-funded warrants in the Private Placement from two investors. The Company’s basis in the BTC is carried over from the investors’ basis which resulted in the Company having a tax basis of $3,578,522. The Company recorded a deferred tax liability for the tax effect of the difference in the tax basis and the $28.0 million as a reduction to additional paid in capital. As a result the Company released the same amount of its previously recorded valuation allowance on its deferred tax assets as a tax benefit.

Due to recurring losses, there is no tax provision for the year ended December 31, 2024.

Net Loss From Continuing Operations

Net loss from continuing operations for the year ended December 31, 2025 was $153,954,815, compared to $44,154,059 for the year ended December 31, 2024 primarily due to explanations noted above.

Liquidity and Capital Resources

On December 31, 2025, we had cash and restricted cash of $9.1 million, including $105,000 of restricted cash, and we had a working capital deficit of $38.5 million. Since inception we have funded our operations from proceeds from debt and equity sales.

Cash used in operating activities

Net cash used in operating activities was $17.8 million for the year ended December 31, 2025 and includes all of our operating costs, except non-cash costs of depreciation and amortization, loss on change in derivative financial liabilities all of which were insignificant for the period and stock-based compensation of $17.8 million and unrealized loss on Bitcoin of $122.7 million. Significant uses/contributions of cash used in operating activities includes a decrease of $0.8 million in inventory and inventory deposits, an increase in prepaid assets of $1.4 million due to inventory financing prepayments, and a decrease of $2.9 million in accrued liabilities primarily due to payments on vendor settlements and payment of management bonuses that were accrued at the end of 2024.

Net cash used in operating activities was $16.0 million for year ended December 31, 2024 and includes all of our operating costs except depreciation and amortization of $0.4 million, write down of Stag, Grunt EVO and Volcon Youth inventory and inventory deposits of $9.3 million, non-cash interest expense for the amortization of debt issuance costs and accretion of principal on the May 2023 Notes and May 2024 Notes of $0.6 million, loss on change in derivative financial liabilities of $14.8 million, losses on conversion and extinguishment of Convertible Notes of $1.6 million, $1.5 million loss on repayment of the May 2024 Notes, $0.8 million from the loss on disposal of fixed assets, and stock-based compensation of $0.3 million. Cash used in operating activities includes a decrease in accounts receivable of $0.1 million due to collections, a decrease of $0.8 million in prepaid inventory deposits due to inventory being received, a decrease of $0.9 million in inventory, a decrease of $0.9 million in prepaid assets primarily due to lower insurance costs, a decrease of $0.5 million in accounts payable, and an increase of $1.6 million in accrued liabilities primarily due to the vendor settlements noted above and $0.4 million used to pay our lease liabilities. As of December 31, 2024, we had a decrease of $0.2 million in customer deposits, primarily due to orders being fulfilled for two of our Latin American distributors for shipments of Brats and Grunt EVOs paid for previously.

Cash used in investing activities

Net cash used in investing activities was $453.8 million for the year ended December 31, 2025, primarily consisting of the purchase of Bitcoin of $451.6 million, the purchase of a certificate of deposit of $2.0 million as collateral for our dealer floor plan financing and $0.2 million for purchases of equipment and tooling.

Net cash used in investing activities was $0.2 million for the year ended December 31, 2024, primarily consisting of $0.3 million of purchases of equipment and tooling offset by $0.1 million received from an insurance settlement for a vehicle that was totaled in the period.

Cash provided by financing activities

Cash provided by financing activities for the year ended December 31, 2025, was $478.4 million and was primarily related to net proceeds of $452.3 million from the sale of common stock and pre-funded warrants from the Private Placements, proceeds of $10.3 million from the sale of common stock under the Company’s ATM program established in October 2024, proceeds of $10.7 million from the sale of common stock units and pre-funded warrant units, proceeds of $100.0 million from borrowing arrangements, proceeds of $1.8 million from warrant exercises, partially offset by share repurchases of $96.3 million.

Cash provided by financing activities for the year ended December 31, 2024, was $10.4 million and was primarily related to the net proceeds from the issuance of common stock and pre-funded warrants in July 2024 for net proceeds of $10.8 million and net proceeds from the issuance May 2024 Senior Notes and May 2024 Note Warrants of $2.3 million offset by the repayment of the May 2024 Senior Notes of $2.9 million. We also received net proceeds of $0.2 million for the issuance of common stock from our ATM and proceeds of $0.1 million for the exercise of Series B warrants.

Our continuation as a going concern is dependent upon our ability to attain profitable operations and if necessary, obtain continued financial support from the issuance of debt or equity. As of December 31, 2025, we had incurred an accumulated deficit of $316.4 million since inception.

Management anticipates that our cash on hand as of December 31, 2025, plus cash expected to be generated from operations and premium from derivative trading, cash available from borrowings available on our credit facility and the cash received from the sale of Bitcoin will be sufficient to fund planned operations and repay borrowings due beyond one year from the date of the issuance of the financial statements as of and for the year ended December 31, 2025.

As of December 31, 2025, we had stockholders’ equity of $269.2 million.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Empery Digital Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Empery Digital Inc. (f/k/a as Volcon, Inc.) and its subsidiary (collectively, the “Company”) as of December 31, 2025 and 2024, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ MaloneBailey, LLP

www.malonebailey.com

We have served as the Company’s auditor since 2021.

Houston, Texas

March 27, 2026

EMPERY DIGITAL INC.

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2025 AND 2024

	2025	2024

ASSETS
Current assets:
Cash and cash equivalents	$8,963,856	$2,193,573
Restricted cash	105,000	105,000
Certificate of deposit	2,049,413	–
Accounts receivable, net of allowance for doubtful accounts of $71,869 and $99,233 at December 31, 2025 and December 31, 2024, respectively	312,106	88,247
Inventory	330,619	1,455,477
Inventory deposits	15,556	191,156
Prepaid expenses and other current assets	2,479,310	1,032,699
Total current assets	14,255,860	5,066,152
Long-term assets:
Digital assets	126,926,895	–
Digital assets restricted by lenders as collateral for loans	230,048,488	–
Property and equipment, net	234,652	206,138
Intangible asset, net	36,908	15,698
Other long-term assets	155,056	199,281
Right-of-use assets - operating leases	778,235	739,234
Total assets	$372,436,094	$6,226,503

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$745,466	$385,326
Accrued liabilities	560,761	1,379,191
Vendor settlements - short-term	1,189,184	2,092,975
Term loan	49,890,972	–
Current portion of notes payable	8,047	7,181
Warrant liabilities	64,985	111,658
Right-of-use operating lease liabilities - short-term	322,103	443,950
Customer deposits	3,145	216,522
Total current liabilities	52,784,663	4,636,803

Long-term loan	49,945,046	–
Notes payable, net of current portion	20,485	28,533
Vendor settlements - long-term	–	1,189,184
Right-of-use operating lease liabilities - long-term	471,683	331,222
Total liabilities	103,221,877	6,185,742

COMMITMENTS AND CONTINGENCIES

Stockholders’ equity:
Preferred stock: $0.00001 par value, 5,000,000 shares authorized, 25,000 shares designated as Series A, no shares issued and outstanding as of December 31, 2025 and December 31, 2024	–	–
Common stock: $0.00001 par value, 250,000,000 shares authorized,33,800,951 shares issued and outstanding as of December 31, 2025 and 78,859 shares issued and outstanding as of December 31, 2024	475	–
Treasury Stock	(96,282,082)	–
Additional paid-in capital	681,864,757	166,357,208
Accumulated deficit	(316,368,933)	(166,316,447)
Total stockholders’ equity	269,214,217	40,761

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$372,436,094	$6,226,503

The accompanying notes are an integral part of these consolidated financial statements.

EMPERY DIGITAL INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

	2025	2024
Revenue:	$974,977	$3,983,466
Cost of goods sold	1,337,595	17,987,951
Gross margin	(362,618)	(14,004,485)

Operating expenses:
Sales and marketing	1,458,006	2,228,027
Product development	398,605	1,857,391
General and administrative expenses	28,602,049	7,567,874
Unrealized loss on digital assets	122,659,151	–
Total operating expenses	153,117,811	11,653,292

Loss from operations	(153,480,429)	(25,657,777)

Other income, net	1,565,515	33,981
Loss on repayment of credit facility	(125,377)	–
Loss on conversion and extinguishment of Convertible Notes	–	(1,647,608)
Loss on repayment of May 2024 Notes	–	(1,470,554)
Gain (loss) on change in fair value of financial liabilities	46,672	(14,768,385)
Interest income	292,623	–
Interest expense	(2,253,819)	(643,716)
Total other expense	(474,386)	(18,496,282)

Loss before provision for income taxes	(153,954,815)	(44,154,059)
Provision for income taxes	–	–
Loss from continuing operations before income tax	(153,954,815)	(44,154,059)
Income tax benefit	5,383,973	–
Loss from continuing operations	(148,570,842)	(44,154,059)
Loss from discontinued operations	(1,481,644)	(1,356,250)
Net loss	$(150,052,486)	$(45,510,309)

Earnings per common share
Loss from continuing operations per common share - basic	$(8.04)	$(1,140.20)
Loss from continuing operations per common share - diluted	$(8.04)	$(1,140.20)
Loss from discontinued operations per common share - basic	$(0.08)	$(35.02)
Loss from discontinued operations per common share - diluted	$(0.08)	$(35.02)

Net loss per common share – basic	$(8.12)	$(1,175.22)

Net loss per common share – diluted	$(8.12)	$(1,175.22)

Weighted average common stock outstanding – basic	18,482,865	38,725

Weighted average common stock outstanding – diluted	18,482,865	38,725

The accompanying notes are an integral part of these consolidated financial statements.

EMPERY DIGITAL INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE YEAR ENDED DECEMBER 31, 2025

	Common stock		Treasury stock		Additional
	Number of Shares	Amount	Number of Shares	Amount	paid-in capital	Accumulated deficit	Total

Balance at January 1, 2025	78,859	$–	–	$–	$166,357,208	$(166,316,447)	$40,761

Issuance of common stock for exercises of pre-funded warrants	2,538,064	25	–	–	(25)	–	–

Issuance of common stock from the At the Money offering, net of issuance costs of $374,392	356,568	4	–	–	10,288,059	–	10,288,063

Issuance of common stock and pre-funded warrants, net of issuance costs of $1,296,118	53,750	1	–	–	10,703,881	–	10,703,882

Issuance of common stock for disputed shares from November 2024 reverse stock split (see Note 2)	23,617	–	–	–	–	–	–

Purchase fractional shares	(179)	–	–	–	(941)	–	(941)

Exchange of common stock for pre-funded warrants	(4,323)	–	–	–	–	–	–

Issuance of common stock and pre-funded warrants, net of issuance costs of $21,136,401 and deferred taxes of $5,383,973	44,414,189	444	–	–	474,907,637	–	474,908,081

Issuance of common stock for exercises of warrants	111,500	1	–	–	1,783,999	–	1,784,000

Stock-based compensation	–	–	–	–	17,824,939	–	17,824,939

Repurchases of common stock	(13,771,094)	–	13,771,094	(96,282,082)	–	–	(96,282,082)

Net loss	–	–	–	–	–	(150,052,486)	(150,052,486)

Balance at December 31, 2025	33,800,951	$475	13,771,094	$(96,282,082)	$681,864,757	$(316,368,933)	$269,214,217

EMPERY DIGITAL INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE YEAR ENDED DECEMBER 31, 2024

	Series A Convertible Preferred Stock		Common stock		Additional
	Number of Shares	Amount	Number of Shares	Amount	paid-in capital	Accumulated deficit	Total

Balance at January 1, 2024	–	$–	162	$–	$101,175,117	$(120,806,138)	$(19,631,021)

Issuance of common stock for exercise of pre-funded warrants	–	–	28,293	–	–	–	–

Issuance of common stock for exercise of Series A warrants	–	–	2,166	–	17,352,653	–	17,352,653

Proceeds received for exercise of buydown warrants	–	–	2	–	3,500	–	3,500

Common stock issued for conversion of convertible notes	–	–	622	–	7,395,907	–	7,395,907

Conversion of Convertible Notes for Preferred Stock	24,698	–	–	–	24,716,118	–	24,716,118

Conversion of Preferred Stock for common stock	(24,698)	–	34,881	–	–	–	–

Issuance of common stock for exercise of Series B Warrants	–	–	1,838	–	(1)	–	(1)

Reclassification of warrant liability to equity	–	–	–	–	3,405,662	–	3,405,662

Proceeds received for issuance of warrants with May 2024 Notes, net of issuance costs of $111,194	–	–	–	–	1,023,200	–	1,023,200

Issuance of common stock and pre-funded warrants, net of issuance costs of $1,210,753	–	–	12,826	–	10,789,261	–	10,789,261

Stock-based compensation	–	–	–	–	310,961	–	310,961

Exchange of Common Stock for Pre-funded Warrants	–	–	(12,103)	–	–	–	–

Proceeds from sale of common stock from ATM, net if issuance costs of $112,814	–	–	8,616	–	184,830	–	184,830

Common stock issued for reverse stock split due to rounding	–	–	1,556	–	–	–	–

Net loss	–	–	–	–	–	(45,510,309)	(45,510,309)

Balance at December 31, 2024	–	$–	78,859	$–	$166,357,208	$(166,316,447)	$40,761

The accompanying notes are an integral part of these consolidated financial statements.

EMPERY DIGITAL INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

	2025	2024

Cash flow from operating activities:
Net loss	$(150,052,486)	$(45,510,309)
Adjustments to reconcile net loss to net cash used in operating activities:
Unrealized loss on digital asset	122,659,151	–
Deferred tax benefit	(5,383,973)	–
Loss on repayment of credit facility	125,377	–
(Gain) loss on change in fair value of financial liabilities	(46,673)	14,933,739
Noncash interest income on certificate of deposit	(49,413)	–
Stock-based compensation	17,824,939	310,961
Loss on write down of inventory and inventory deposits	145,124	9,286,071
Loss on lease termination	72,544	–
Loss on sale/write off of property & equipment	76,349	844,945
Bad debt expense	40,730	29,560
Non-cash interest expense	117,909	553,803
Amortization of right-of-use assets	417,330	396,979
Depreciation and amortization	301,537	362,138
Loss on repayment of May 2024 Notes	–	1,470,554
Loss on extinguishment of convertible notes	–	1,314,065
Loss on conversion of convertible notes to common stock	–	333,544
Gain on exercise of Series B Warrants	–	(165,355)
Changes in operating assets and liabilities:
Accounts receivable	(264,589)	85,496
Inventory	668,921	(933,844)
Inventory deposits	175,600	(767,410)
Prepaid assets and other current assets	(1,446,611)	871,498
Accounts payable	360,141	(445,859)
Accrued liabilities and vendor settlements	(2,911,405)	1,592,444
Right-of-use liabilities - operating leases	(466,036)	(399,609)
Customer deposits	(213,377)	(200,963)
Net cash used in operating activities	(17,848,911)	(16,037,552)
Cash flow from investing activities:
Purchase of digital assets	(451,634,534)	–
Proceeds paid for website development	(46,620)	–
Purchase of property and equipment	(204,927)	(312,090)
Proceeds from sale of property and equipment	134,749	23,717
Proceeds from insurance settlement	–	58,060
Purchase of certificate of deposit	(2,000,000)	–
Net cash used in investing activities	(453,751,332)	(230,313)
Cash flow from financing activities:
Repayment of notes payable	(7,182)	(48,702)
Proceeds from credit facility, net of issuance costs of $194,551	34,805,449	–
Repayment of credit facility	(35,000,000)	–
Proceeds from term loan, net of issuance costs of $149,913	49,850,087	–
Proceeds from Credit facility, net of issuance costs of $62,804	49,937,196	–
Proceeds from issuance of common stock units and pre-funded warrant units from February 2025 public offering, net of issuance costs of $1,296,118	10,703,882	–
Proceeds from issuance of common stock and pre-funded warrants from July 2025 private placement, net of issuance costs of $21,136,401	452,292,054	–
Proceeds from exercise of warrants	1,784,000	–
Proceeds from the issuance of common stock issued from the At the Market Offering, net of issuance costs of $374,392 in 2025 and $112,814 in 2024	10,288,063	184,830
Repurchase of common stock	(96,282,082)	–
Repurchase of fractional shares	(941)	–
Proceeds from issuance of common stock units and pre-funded warrant units from July 2024 public offering, net of issuance costs of $1,210,753	–	10,789,261
Repayment of May 2024 Notes	–	(2,942,170)
Proceeds from issuance of May 2024 Notes and warrants, net of issuance costs of $245,150	–	2,255,851
Proceeds from exercise of Series B Warrants	–	130,522
Proceeds from exercise of buy down warrants	–	3,500
Net cash provided by financing activities	478,370,526	10,373,092

NET CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	6,770,283	(5,894,773)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT BEGINNING OF PERIOD	2,298,573	8,193,346
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	$9,068,856	$2,298,573

The accompanying notes are an integral part of these consolidated financial statements.

EMPERY DIGITAL INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

SUPPLEMENTAL CASH FLOW INFORMATION

	2025	2024

Supplemental disclosure of cash flow information:
Cash paid for interest	$2,135,910	$88,710
Cash paid for income taxes	$–	$–

Non-cash transactions:
Issuance of common stock for digital assets	$28,000,000	$–
Transfer of inventory to property & equipment	$310,813	$–
Transfer of digital assets to lender for collateral	$230,048,488	$–
Recognition of right of use asset and liability - operating lease	$563,660	$–
Conversion of Convertible Notes for common stock	$–	$7,414,025
Exchange of Convertible Notes for Preferred Stock	$–	$24,716,118
Reclassification of warrant liability to equity for cashless exercise of Series A Warrants	$–	$17,352,653
Reclassification of warrant liability to equity for modification of Series B Warrants	$–	$3,405,662
Exchange of property & equipment in lieu of payments due for inventory purchases	$–	$60,000
Exchange of finished goods inventory with vendor for raw materials inventory	$–	$417,285
Conversion of preferred stock for common stock	$–	$3
Issuance of common stock for exercise of pre-funded warrants	$25	$2

The accompanying notes are an integral part of these consolidated financial statements.

EMPERY DIGITAL INC.

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

On January 5, 2021, the Company created Volcon ePowersports, LLC (“Volcon LLC”), a Colorado wholly-owned subsidiary of the Company, to sell the Company’s vehicles and accessories in the United States (“U.S.”). Since 2023 Volcon LLC has not been used.

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

As discussed in Note 18, on October 15, 2025, the Company entered into an asset purchase agreement with Venom EV, LLC (“Venom”) (the “Venom APA”), to divest the Volcon brand in exchange for a non-dilutable 10% equity position in Venom’s reorganized Delaware corporation on a fully-diluted basis.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has recurring losses and has generated negative cash flows from operations since inception.

In February and March 2024, certain holders of the convertible notes issued by the Company in May 2023 (the “May 2023 Convertible Notes”) converted approximately $7.4 million of principal to shares of the Company’s common stock, par value $0.00001 per share (the “common stock”). In March 2024, the holders exchanged the remaining $24.7 million outstanding principal amount of May 2023 Convertible Notes for Series A Convertible Preferred Stock (“Preferred Stock”) with a $1,000 per share value and an initial conversation price of $8,512 per share for common stock (see Note 9). All covenants from the May 2023 Convertible Notes were terminated upon this exchange

As discussed further in Note 10 below, on May 22, 2024, the Company issued Senior Notes with an aggregate principal amount of $2,942,170 due May 22, 2025 (the “May 2024 Notes”) for net proceeds of $2,255,851. The holders of the May 2024 Notes also received fully vested warrants (the “May 2024 Note Warrants”) to purchase 1,589 shares of the Company’s common stock at an exercise price of $1,856 per share. The May 2024 Note Warrants were exercisable beginning November 23, 2024 and expire November 23, 2029.

On July 12, 2024, the Company sold 12,826 shares of the Company’s common stock at a purchase price of $233.60 per share and pre-funded warrants to purchase 38,544 shares of common stock at $233.60 per pre-funded warrant. The Company received net proceeds of $10,789,261. Proceeds from this offering were used to repay the May 2024 Notes.

In October 2024, the Company established an At the Market program (“ATM”), as amended, whereby the Company can sell up to $1.1 billion of its common stock. Through December 31, 2025, the Company has raised net proceeds of $10,288,063 pursuant to the ATM.

On February 6, 2025, the Company sold 53,750 common stock units (each composing of one share of common stock and one common warrant to purchase one share of common stock) and 696,250 pre-funded warrant units (each comprising of one pre-funded warrant to purchase one share of common stock and one common warrant to purchase one share of common stock) at $16.00 per unit in an underwritten public offering (each as adjusted for the Company’s 1-for-8 reverse stock split). The common warrants issued as part of the units had an exercise price of $16.00 per share. The Company received net proceeds of $10,703,882 from this offering.

On July 21, 2025, the Company completed private placements with certain institutional and accredited investors (“Private Placements”) for the sale of 44,414,189 shares of its common stock at a price of $10.00 per share, and pre-funded warrants to purchase an aggregate of 5,728,662 shares of its common stock with an exercise price of $0.00001, for $9.99999 per share of common stock underlying such warrants. The Company received gross proceeds of over $501.0 million which included payment by certain purchasers using Bitcoin valued at approximately $28.0 million and net cash proceeds of approximately $452.0 million after fees and expenses associated with the Private Placements. The Company has used the net proceeds to purchase Bitcoin under its digital asset treasury strategy.

As of December 31, 2025, the Company has borrowed $100.0 million from two lenders and primarily used the proceeds to repurchase its common stock. The borrowings are collateralized by the Company’s Bitcoin. Subsequent to December 31, 2025, the Company has sold Bitcoin to complete additional share repurchases (see Note 5 & 7).

Management anticipates that our cash on hand as of December 31, 2025, plus cash expected to be generated from operations and premium from derivative trading, cash available from borrowings available on our credit facility and the cash received from the sale of Bitcoin will be sufficient to fund planned operations and repay borrowings due beyond one year from the date of the issuance of the financial statements as of and for the year ended December 31, 2025.

Nasdaq Compliance

On July 5, 2023, the Company received a notice from Nasdaq that it was not in compliance with Nasdaq’s Listing Rule 5550(b)(2), which requires that it maintain a market value of listed securities (“MVLS”) of $35.0 million. MVLS is calculated by multiplying the Company’s shares outstanding by the closing price of its common stock. On December 19, 2023, the Company received a notice from Nasdaq that it was not in compliance with Nasdaq’s Listing Rule 5550(a)(2), as the minimum bid price of its common stock had been below $1.00 per share for 30 consecutive business days.

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

On July 17, 2025, Nasdaq informed the Company that it had regained compliance with the above listing rules but will need to continue to remain in compliance with the minimum bid price rule through November 10, 2025 in order to avoid delisting. On November 14, 2025, Nasdaq informed the Company that it remained compliant with all Nasdaq listing rules.

Impact of Tariffs on Imported Goods from China and Vietnam

On April 2, 2025, the U.S. imposed reciprocal tariffs on imports from various countries including China and Vietnam starting with a 10% baseline tariff. On April 9, 2025, China-specific tariffs increased significantly, while Vietnam’s tariffs were deferred for an initial 90-day period. That pause was later extended to August 1, 2025, and then to August 7, 2025, maintaining Vietnam’s tariff at the baseline 10% during such extension.

Following ongoing negotiations, a tentative trade deal with Vietnam was reached on July 2, 2025. U.S. tariffs on Vietnamese goods would be set at 20%, while goods deemed to be Chinese in origin but routed through Vietnam (transshipments) would be subject to a 40% tariff. This replaces the originally stated 46% rate. The 20% rate became effective August 7, 2025.

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

On February 20, 2026, the U.S. Supreme Court ruled that the IEEPA does not authorize the U.S. administration to impose tariffs. The tariffs paid by importers under the Executive order are subject to refund, however the process to obtain such refunds is currently being evaluated. Effective February 24, 2026, the U.S. administration has imposed a 10% global tariff under Section 122 of the Trade Act of 1974 that could remain in place for up to 150 days.

Tariffs imposed by the current U.S. administration continue to impact the Company’s cost for vehicles and parts manufactured in China, The Company remains actively evaluating strategic alternatives, including U.S. assembly or shifting production as well as potentially adjusting selling prices to offset elevated import costs.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The basis of accounting applied is the United States Generally Accepted Accounting Principles (“U.S. GAAP”). The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All intercompany accounts, transactions and balances have been eliminated in consolidation.

The Company completed a 1-for-8 reverse stock split on June 11, 2025. All share and per share amounts previously disclosed have been updated to reflect the impact of this reverse split. See Note 13 for further discussion.

Per the terms of the 1-for-8 reverse stock split completed on November 8, 2024, the Company agreed that no fractional shares would be issued in connection with the reverse stock split and that it would issue one full share of the post-reverse stock split common stock to any stockholder who would have been entitled to receive a fractional share as a result of the process. On November 19, 2024, the Company received notice from DTCC on behalf of the brokerage firms that hold the shares of Company common stock held in “street name” that in connection with the foregoing rounding of shares the Company would need to issue 23,617 shares of common stock. The Company did not believe the number of shares being requested was correct based on the historical number of stockholders of its common stock and is aware of similar occurrences in recent months for other companies completing a reverse stock split. As such, the Company made inquiries into the calculations set forth in the request. The Company concluded that the information requested was not going to be provided and therefore on May 5, 2025, these shares were issued (see Note 15 for further discussion of impact to basic and diluted net loss per share).

As discussed in further detail in Note 18, on October 15, 2025, the Company entered into the Venom APA with Venom to divest the Volcon brand other than the Brat in exchange for a non-dilutable 10% equity position in Venom’s reorganized Delaware corporation on a fully-diluted basis. The Company has reclassified all revenue and costs associated with the HF1 and MN1 products to loss from discontinued operations.

Revisions to previously issued financial statements

In connection with the preparation of the Company’s consolidated financial statements as of and for the year ended December 31, 2025, the Company identified an error in relation to the accounting for the tax effects of the difference in the basis of Bitcoin received in the July 2025 Private Placement as discussed in Note 13.

The Company has a history of losses and has recognized significant non-cash expenses for share-based compensation and unrealized loss on Bitcoin, and as such believes most investors rely on cash used by operations on the statement of cashflows, net asset value (“NAV”) per share, (defined as net asset value of Bitcoin plus Cash minus Debt) divided by adjusted shares outstanding (defined as common stock outstanding plus pre-funded warrants), and mNAV (defined as market capitalization plus debt less cash divided by net asset value of Bitcoin) as metrics for evaluating the performance of the Company.

The Company assessed the materiality of the error on the interim financial statements as of and for the three and nine months ended September 30, 2025, on a qualitative and quantitative basis in accordance with SEC Staff Accounting Bulletin (“SAB”) No. 99, Materiality and SAB No. 108 on Quantifying Financial Statement Errors, codified in Accounting Standards Codification Topic 250, Accounting Changes and Error Corrections. The Company concluded that the error and the related impacts did not result in a material misstatement of these previously issued unaudited consolidated interim financial statements.

A summary of the corrections to the impacted financial statement line items from our previously issued financial statements are presented below:

Three months ended September 30, 2025 Consolidated Statement of Operations	As reported	As revised
Income tax benefit	$–	$5,383,973
Net loss	$34,555,301	$29,171,328
Net loss per share - basic and diluted	$(0.96)	$(0.81)

Nine months ended September 30, 2025 Consolidated Statement of Operations	As reported	As revised
Income tax benefit	$–	$5,383,973
Net loss	$40,915,628	$35,531,655
Net loss per share - basic and diluted	$(3.28)	$(2.85)

Consolidated Statement of Cashflows
Net loss	$(40,915,628)	$(35,531,655)
Adjustments to reconcile net loss to net cash used in operating activities:	$–	$–
Deferred tax benefit	$–	$(5,383,973)

Consolidated Statement of Stockholders’ Equity
Issuance of common stock and pre-funded warrants, net of issuance costs	$480,291,610	$474,907,637
Net loss	$(40,915,628)	$(35,531,655)
Additional paid-in capital	$684,278,820	$678,894,847
Accumulated deficit	$(207,232,075)	$(201,848,102)

As of September 30, 2025 Consolidated Balance Sheet	As reported	As revised
Additional paid-in capital	$684,278,820	$678,894,847
Accumulated deficit	$(207,232,075)	$(201,848,102)

There was no impact to NAV per share or mNav as a result of this error.

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

Cash, Cash Equivalents and Restricted Cash

Cash and cash equivalents include short-term investments with original maturities of 90 days or less at the date of purchase. There were no cash equivalents as of December 31, 2025 or 2024. The recorded value of our cash approximates its fair value. Cash is primarily placed with a large sophisticated creditworthy financial institution thereby limiting the Company’s credit exposure. Restricted cash includes cash restricted as collateral for the Company’s corporate credit cards.

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

Consideration that is received in advance of the transfer of goods is recorded as customer deposits until delivery has occurred or the customer cancels their order, and the consideration is returned to the customer. Sales and other taxes the Company collects concurrent with revenue-producing activities are excluded from revenue. Other than the financing of inventory, the Company’s sales do not presently have a financing component.

Finance revenue. The Company finances golf cart and accessory inventory purchases for Venom who sells this inventory to their dealers. The international manufacturer of this inventory requires an up front deposit when the inventory order is placed and full payment either before shipment or before the inventory reaches the designated U.S. port. The Company receives a fee of 5% of the inventory cost. Depending on the order, Venom’s payment terms to the Company vary from 100 days from shipment from the manufacturer to 60 days upon receipt at Venom’s warehouse. In the event that Venom sells the inventory before the end of the payment term has ended, then Venom must repay the Company upon sale. The Company recognizes revenue when it has the right to invoice Venom, which is based on the start of the payment terms noted above.

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

Inventory costs include the cost of manufacturing and assembly of vehicles, duties, tariffs and shipping related to manufacturing and assembly of vehicles.

Digital Assets

The Company accounts for its digital assets, which are composed solely of Bitcoin (“BTC” or “Bitcoin”), including BTC restricted by lenders as collateral for borrowings, as non-current indefinite-lived intangible assets in accordance with ASC 350, Intangibles—Goodwill and Other (“ASC 350”) and ASU 2023-08. The Company’s digital assets are initially recorded at cost, using a last in first out method, and are measured at fair value as of each reporting period. The Company determines the fair value of its BTC in accordance with ASC 820, Fair Value Measurement, based on quoted (unadjusted) prices on the Gemini exchange, the active exchange that the Company has determined is its principal market for BTC (Level 1 inputs). Changes in fair value are recognized as incurred within “Unrealized loss on digital assets”, within operating expenses in the Company’s Consolidated Statement of Operations. BTC restricted by lenders as collateral for borrowing are separately classified from digital assets due to the restrictions imposed on this Bitcoin until the underlying borrowings are repaid.

The Company also generated income through buying and selling derivatives on BTC, including the use of short-term put and call contracts. Through December 31, 2025, the Company generated income of $1.5 million from trading these derivative contracts, which is recorded in Other income in the consolidated statement of operations. There were no outstanding derivative contracts at December 31, 2025.

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

Intangible Assets

In 2025, the Company paid $46,620 to develop its Empery Digital website to provide live updates to financial metrics related to its digital asset treasury strategy and is amortizing these costs over two years. Amortization expense was $9,712 for the year ended December 31, 2025.

In 2024, the Company purchased the domain name VLCN.com and was amortizing this asset over three years. Amortization expense was $3,330 and $1,427 for the years ended December 31, 2025 and 2024, respectively. In October 2025 the Company sold this domain name when it entered into the asset purchase agreement as discussed on Note 18.

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

Debt

The fair value of the Company’s debt, which approximated the carrying value of the Company’s debt as of December 31, 2025. Factors that the Company considered when estimating the fair value of its debt included market conditions, and term of the debt. The level of the debt would be considered as Level 2

The Company relies on the guidance provided by ASC Topic 480, Distinguishing Liabilities from Equity, to classify certain convertible instruments. The Company first determines whether a financial instrument should be classified as a liability. The Company will determine the liability classification if the financial instrument is mandatorily redeemable, or if the financial instrument, other than outstanding shares, embodies a conditional obligation that the Company must or may settle by issuing a variable number of its equity shares.

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

Warrant Liabilities

The fair value of the derivative liabilities and warrant liabilities is classified as Level 3 within the Company’s fair value hierarchy. Refer to Note 11, Derivative Instruments, for further discussion of the measurement of fair value of the derivatives and their underlying assumptions.

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

Concentration Risk

As of December 31, 2025, the Company holds $356.9 million of Bitcoin. See Note 5 for further discussion.

The Company outsources certain portions of product design and development for its vehicles to third parties. In addition, the Company has outsourced the manufacturing of all of its vehicles to third-party manufacturers.

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

In June 2024, the Company was notified by the manufacturer of a suspension component for the Stag that due to the Company’s initial production forecast provided by the third-party manufacturer of the Stag, the vendor had acquired raw materials to fulfill several months’ worth of this component needed for the forecast. Although the Company had provided updated forecasts to the third-party manufacturer of the Stag, the revised forecasts were not provided timely to this vendor. The Company entered into an agreement to pay for the excess raw materials by making weekly payments of $13,791 and to purchase remaining finished goods of $110,000. The Company recorded an expense of $1,091,308 in cost of goods sold for the year ended December 31, 2024. The remaining payments for this agreement of $109,163 are classified as a short-term liability as they are due to be paid by February 2026.

On December 6, 2024, the Company entered into a Settlement Agreement and Mutual Release (“Agreement”) with GLV, the manufacturer of the Stag and Grunt EVO, pursuant to which the Company and the manufacturer agreed to terminate the Supplier Agreement dated March 11, 2022 for the development and engineering of the Volcon Stag vehicle prototypes; the Supplier Agreement dated May 29, 2022 for the manufacturing of the Volcon Grunt EVO motorcycle; and the Supplier Agreement dated August 11, 2022 for the manufacturing of the Volcon Stag vehicle (collectively, the “Supplier Agreements”). Pursuant to the Agreement, among other items, the Company and the manufacturer agreed to indemnify each other with respect to certain outstanding vendor payables and the Company agreed to pay GLV a termination fee of $125,000 per month for a period of twenty-two months. The remaining payments for this agreement of $1,080,021 are classified as a short-term liability as they are due to be paid by September 2026.

New Accounting Pronouncements

In November 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2024-03, “Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses,” which requires companies to disclose disaggregated amounts relating to (a) inventory purchases; (b) employee compensation; (c) depreciation; (d) intangible asset amortization; and (e) depreciation, depletion, and amortization. Further, this guidance will require companies to include certain amounts that are already required to be disclosed under current U.S. GAAP in the same disclosure as the other disaggregation requirements, disclose a qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively and disclose the total amount of selling expenses and, in annual reporting periods, an entity’s definition of selling expenses. The standard is intended to benefit investors by providing more detailed expense disclosures that would be useful in making capital allocation decisions. This guidance is effective for public business entities for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027 but early adoption is permitted. ASU 2024-03 should be applied on a prospective basis, but retrospective application is permitted. The Company is currently evaluating the potential impact of adopting this new guidance on its consolidated financial statements and related disclosures.

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

Subsequent to the implementation of the Company’s digital asset treasury strategy, the Company continues to operate as one operating segment and the Company’s Co-CEOs are the Company’s chief operating decision makers (“CODMs”). The “Corporate & Other” category presented in the following tables is not considered an operating segment. It consists primarily of costs and expenses related to executing the Company’s Bitcoin strategy and includes the unrealized gain or loss on digital assets, other third-party costs associated with the Company’s Bitcoin holdings, and net interest expense primarily related to debt obligations, the net proceeds of which were primarily used to repurchase the Company’s common stock. Beginning in July 2025, the Company has dedicated certain corporate resources to its Bitcoin strategy. These costs, including related share-based compensation expense, are included within the “Corporate resources” and the “Share-based compensation expense” segment expense line items to better align with their activities and utilization.

The following tables present (for the operating segment and the Corporate & Other category, and on a consolidated basis) the Company’s revenues and significant expenses regularly provided to the CODMs, excluding discontinued operations as discussed in Note 18 below, reconciled to loss from continuing operations for the year ended December 31, 2025.

	Operating Segment	Corporate & Other	Total

Revenue	$974,977	$–	$974,977
Cost of goods sold	(1,337,595)	–	(1,337,595)
Gross margin	(362,618)	–	(362,618)

Operating expenses:
Sales and marketing	1,483,138	–	1,483,138
Product development	398,605	–	398,605
General and administrative	9,286,470	–	9,286,470
Corporate	–	752,323	752,323
Digital asset custody fee	–	713,185	713,185
Share-based compensation expense	1,100,670	16,724,269	17,824,939
Unrealized loss on digital assets	–	122,659,151	122,659,151
Total operating expenses	12,268,883	140,848,928	153,117,811

Other income	–	1,565,515	1,565,515
Loss on repayment of credit facility	–	(125,377)	(125,377)
Gain on change in fair value of financial liabilities	–	46,672	46,672
Interest income	–	292,623	292,623
Interest expense	–	(2,253,819)	(2,253,819)
Loss from continuing operations before income taxes	(12,631,501)	(141,323,314)	(153,954,815)
Income tax benefit	–	5,383,973	5,383,973

Loss from continuing operations	$(12,631,501)	$(135,939,341)	$(148,570,842)

Prior to the implementation of the Company’s digital asset treasury strategy in July 2025, the Company operated as one operating segment, and the Company’s chief operating decision maker was the CEO, who used the consolidated statement of operations to assess financial performance. For the year ended December 31, 2024, see the consolidated statement of operations above.

NOTE 4 – INVENTORY

Inventory consists of finished goods as follows:

	December 31, 2025	December 31, 2024

Total inventory	$330,619	$1,455,477

During 2024, the Company lowered the sales price of the Grunt EVO which was sold to dealers and distributors. Since the unit sales price was below the unit cost the Company paid to the manufacturer, the Company wrote down the Grunt EVO finished goods inventory and recorded an expense of $674,379. In 2025, the Grunt EVO was written down to $1,000 per unit and all Grunt EVOs were sold out as of March 2025.

In October 2024, the Company notified the manufacturer of the Stag UTV that the Company intended to terminate the manufacturing agreement between the parties due to, among other things, significant cost increases for finished units over the original contracted cost. The Company wrote down all of the Stag raw materials inventory as of September 30, 2024. The Company concluded it would not be able to recover the inventory since it was in the manufacturer’s possession at the time, and even if it could the Company does not believe that it could find another manufacturer who could build the Stag without the Company incurring significant additional costs to have the manufacturer set up a production facility. In addition, the Company wrote off all prepaid deposits and advances paid to vendors and the manufacturer of the Stag. The total write-off related to Stag inventory, prepaid inventory and advances was $8,712,644. As noted above, the Company and the manufacturer entered into a settlement agreement and terminated the manufacturing agreement which included giving all raw materials inventory to the manufacturer.

As of December 31, 2025, the Company has purchase commitments for future payments due for inventory of $41,251.

NOTE 5 – DIGITAL ASSETS

As of December 31, 2025, the Company’s investment in digital assets is solely comprised of 4,081 BTC, including 1,451 BTC with a carrying value of $126,926,895 and 2,630 BTC with a carrying value of $230,048,488 restricted by lenders as collateral for borrowing arrangements. BTC restricted by lenders as collateral for borrowing arrangements will remain restricted until the underlying borrowings are repaid (see Note 7 for further discussion of the borrowing arrangements, collateral requirements, and repayment provisions).

The following table summarizes the Company’s digital assets held as of December 31, 2025, and related activities:

Bitcoin at December 31, 2025	4,081

Beginning Balance	$–
Cost of BTC purchased	451,634,534
BTC received from sales of common stock or pre-funded warrants	28,000,000
Unrealized loss on BTC	(122,659,151)
Total BTC carrying value at December 31, 2025	356,975,383
Less fair value of BTC restricted by lenders as collateral for loans	(230,048,488)
Digital Assets	$126,926,895

BTC is a digital asset, which is a novel asset class that is subject to significant legal, commercial, regulatory and technical uncertainty. Holding BTC does not generate any cash flows and involves custodial fees and other costs. Additionally, the price of BTC has historically experienced significant price volatility, and a significant decrease in the price of BTC would adversely affect the Company’s financial condition and results of operations. The Company’s strategy of acquiring and holding BTC also exposes it to counterparty risks with respect to the custody of its BTC, cybersecurity risks, and other risks inherent to holding a digital asset. In particular, the Company is subject to the risk that, if its private keys with respect to its digital assets are lost or destroyed or other similar circumstances or events occur, the Company may lose some or all of its digital assets, which could materially adversely affect the Company’s financial condition and results of operations. To mitigate this risk, the Company utilizes multiple custodians in order to limit the concentration of holding its digital assets within one custodian.

In the period from January 1, 2026 to March 25, 2026, the Company sold 722 BTC and received proceeds of $50.0 million. As discussed in Note 7, during this period the Company also borrowed proceeds of $5.0 million and transferred 149 BTC as collateral for the additional borrowing and the Company also repaid $10.0 million and received 335 BTC from the lender. Additionally, the Company transferred 937 BTC to lenders due to required collateral increases due to the decrease in BTC below collateral thresholds as discussed further in Note 7. The Company also amended its delayed draw term loan agreement and reduced the required BTC collateral and received 490 BTC from the lender (see Note 7).

NOTE 6 – LONG – LIVED ASSETS

Property and Equipment

Property and equipment consist of the following:

	December 31, 2025	December 31, 2024
Machinery, tooling and equipment	$183,281	$145,192
Vehicles	135,077	185,482
Internal use manufactured vehicles	–	109,268
Fixtures & furniture	9,521	50,768
Leasehold improvements	2,230	44,663
Computers	–	217,341
	330,109	752,714
Less: Accumulated depreciation	(95,457)	(546,576)
Total property and equipment	$234,652	$206,138

Depreciation expense for the years ended December 31, 2025 and 2024 was $288,495 and $360,711, respectively

NOTE 7 – BORROWINGS FOR SHARE REPURCHASES

Credit Facility and Term Loan

On August 15, 2025, the Company entered into a Master Repurchase Agreement and related commitment letter (together the “MRA”) with a third-party pursuant to which the Company could borrow up to $25.0 million Upon entry into the MRA the Company paid a commitment fee of $150,000 in connection with the MRA, which the Company has recorded as loan issuances costs and will amortize this amount, plus legal fees associated with the MRA, over the 90 day term of the borrowings. Upon the initial borrowing date, the Company was required to place a minimum of $15,625,000 of BTC in a custody account with an affiliate of the third-party, which was required to be retained through the term of the agreement. The interest on all borrowings under the MRA was 11.0% per annum, which was payable monthly. The repayment date could have been extended at the option of the Company by three 30-day periods for a fee of 0.20%, 0.50% and 0.60% for the first, second and third 30-day periods, respectively.

The minimum initial borrowing under the MRA was $3.0 million and additional minimum borrowings were no less than $1.0 million. Under the MRA, the Company was required to provide the lender additional Bitcoin as collateral for each borrowing of 250% of the amount borrowed. If the value of BTC held by the lender as collateral decreased below 200% of the aggregate borrowings outstanding, the Company was required to provide additional Bitcoin to increase the value back to 250% of the loans outstanding. If the value of Bitcoin increased to over 300% of the total aggregate outstanding borrowings, the lender was required to return Bitcoin or cash to the Company until the collateral equaled 250% of the aggregate outstanding borrowings. If the value of BTC decreases below 125% and additional collateral is not provided within a specified time period, the lender may liquidate BTC and use the proceeds to repay the outstanding borrowings and return the remaining BTC to the Company. Upon repayment of the outstanding borrowings under the MRA, the third-party lender was required to return all Bitcoin held as collateral.

On September 18, 2025, the Company and the third-party lender amended the MRA and increased the available borrowings by an additional $10.0 million which also required the Company to increase the amount of Bitcoin in the custody account to a total of $21,875,000. All other provisions of the MRA remained the same. The Company borrowed the full $35.0 million available under the MRA, as amended, as of September 22, 2025, and used the proceeds to repurchase its common stock, including any brokerage commissions under the Company’s share repurchase program.

On September 26, 2025, the Company and the third-party lender under the MRA entered into a new Master Repurchase Agreement and related transaction confirmation (together the “Repo Facility”) with a maturity date of August 31, 2026 and providing for $50.0 million in cash advances to the Company in exchange for purchased securities in the form of Bitcoin. Upon entry into the Repo Facility, the Company paid a commitment fee of $125,000, which was recorded as loan issuance costs which, with legal fees incurred for the Repo Facility, will be amortized through August 31, 2026, the due date for any outstanding borrowings. The interest rate for borrowings under the Repo Facility is 8.5% per annum. The first $35.0 million borrowed under the Repo Facility was required to be, and was, used to repay all outstanding borrowings under the MRA and there was no early prepayment penalty. In addition, borrowings under the Repo Facility were used to pay accrued interest for borrowings outstanding under the MRA of $165,917, and the $125,000 commitment fee. The remaining proceeds of $14.7 million were deposited into one of the Company’s bank accounts and the Company has used the proceeds to repurchase its common stock, including commissions due to the placement agent, under the Company’s share repurchase program, as discussed further in Note 13 below. The Repo Facility has an early prepayment fee of 2% if repaid within six months of the agreement date and 1% if paid after six months but before August 31, 2026.

The Company recognized a loss on the repayment of the MRA totaling $125,377 for the unamortized issuance costs, which includes the commitment fee and legal fees, as of the repayment date. As of December 31, 2025, 1,434 BTC with a fair value of $125.4 million was held as collateral for the outstanding balance borrowed of $50 million. For the year ended December 31, 2025, the Company recognized $1,435,170 of interest expense for the above borrowing arrangements, including accrued interest of $365,972 as of December 31, 2025.

On February 4, 2026, the value of BTC held as collateral decreased below 200% of the aggregate borrowings and the Company provided 361 BTC to increase the collateral value back to 250% of the aggregate borrowings.

Delayed Draw Term Loans

On October 12, 2025, the Company entered into a Master Loan Agreement (the “MLA”) with a lender to obtain additional capital in the form of delayed draw term loans. Under the MLA, the Company may borrow, an aggregate principal amount of up to $100.0 million, through October 9, 2026 (subject to the extension referenced below), at which date, all such loans, together with any accrued and unpaid interest and related obligations, shall become due and payable in their entirety. The Company has the option, in its sole discretion, to extend the due date of all such loans for one additional year, to October 9, 2027 and the Company exercised this option on October 29, 2025. Further, the MLA was not subject to any commitment fees and borrowings can be repaid early without any prepayment penalty or premium. Prior to the amendment discussed below, the interest rate applicable to all outstanding loans was 6.50% per annum payable monthly.

The MLA initially required the Company to provide the Lender collateral of BTC equal to 250% of any amount borrowed (the “Initial Collateral Rate”). If the value of BTC held by the lender as collateral decreased below 175% of the aggregate borrowings outstanding (“Collateral Call Level”), the Company is required to provide additional BTC to increase the value back to 250% of the aggregate borrowings outstanding. If the value of BTC increased to over 345% of the total aggregate outstanding borrowings (the “Collateral Refund Level”), the lender is required to return BTC to the Company until the collateral equals 250% of the aggregate outstanding borrowings. If the value of BTC decreased below 150% of the aggregate borrowings outstanding (the “Liquidation Level”) the Company was required to provide additional BTC to increase the value back to 250% within 24 hours or the lender may liquidate collateral equal to the amount to repay the aggregate outstanding borrowings and return any remaining collateral to the Company.

As of December 31, 2025, the Company has utilized draw term loans totaling $50.0 million and provided 1,196 BTC with a fair value of $104.6 million to the lender as collateral. For the year ended December 31, 2025, the Company recognized $560,351 of interest expense. As discussed in Note 5 above, in the period from January 1, 2026, to March 25, 2026, the Company borrowed an additional $5.0 million and repaid $10.0 million under the MLA.

On February 4, 2026, the value of BTC decreased below the Collateral Call Level and the Company provided the lender 576 BTC to bring the value of the collateral back to the Initial Collateral Level.

On February 10, 2026, the MLA was amended and the Initial Collateral Rate was reduced to 174%, the Collateral Call Level was reduced to 153%, the Collateral Refund Level was reduced to 217% and the Liquidation Level was reduced to 143%. The lender returned 490 BTC to the Company as a result of this amendment. The amendment also increased the interest rate applicable to all outstanding loans to 7.5% and reduced the time period for the Company to provide collateral for the Liquidation Level to 12 hours.

NOTE 8 – NOTES PAYABLE

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

The following table provides the maturities of notes payable as of December 31, 2025:

2026	10,898
2027	10,898
2028	10,898
2029	1,816
Total future payments	34,510
Less: Interest	(5,978)
Total notes payable	28,532
Less current portion	(8,047)
Long-term notes payable	$20,485

NOTE 9 - CONVERTIBLE NOTES

On May 24, 2023, the Company issued Senior Convertible Notes (the “New Notes”) with an aggregate principal amount of $4,934,783 (debt issuance costs of $586,968) due February 24, 2024 to the same investors who were issued convertible notes in August 2022 (the “Convertible Notes”). The New Notes had an initial conversion price of $3,657,600 per share of common stock, which was adjusted to $1,080,000 upon stockholder approval received on August 3, 2023. The conversion price was also subject to further adjustment if the Company completed an equity or convertible note offering with a price below $1,080,000, or completed a stock split, reverse stock split or recapitalization where the lowest day’s volume weighted average price (“VWAP”) of the Company’s stock price is below $1,080,000 in the five days following the stock split, with a floor price of $0.22 (subject to stockholder approval, which was obtained on August 3, 2023). The conversion price was also subject to further adjustment if the Company completed an equity or convertible note offering with a price below $1,080,000. The New Notes were issued with an original issue discount of 8.8% and did not bear interest unless an event of default had occurred, upon which interest accrued at 10% per annum.

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

In September 2023, the Company and the holders of the Exchange Warrants entered into a warrant inducement agreement whereby the Exchange Warrant holders agreed to exercise two Exchange Warrants at a reduced exercise price of $504,000 per share. The Company issued the holders two warrants (“Reload Warrants”) with an initial exercise price of $720,000 per share. The Reload Warrants were immediately exercisable for unregistered shares of the Company’s common stock and have the same terms as the May 2023 Warrants and expire August 24, 2027. As discussed in Note 13 below, the holders of the Exchange and Reload Warrants notified the Company that they were forfeiting these warrants.

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

As a result of the exchange for Preferred Stock in March 2024, the May 2023 Notes are no longer outstanding. The May 2023 Warrants exercise price was reduced to $8,512 as a result of this exchange. See further discussion in Note 13.

NOTE 10 - MAY 2024 SENIOR NOTES

On May 22, 2024, the Company issued Senior Notes with an aggregate principal amount of $2,942,170 due May 22, 2025 (the “May 2024 Notes”) for proceeds before expenses of $2,501,001 (issuance costs were $245,150). The notes were issued with an original issue discount of 15% and did not bear interest unless an event of default occurs, upon which interest will accrue at 10% per annum. Pursuant to the terms of the May 2024 Notes, if the Company completed an equity or debt offering while any principal of the May 2024 Notes was outstanding, thirty percent of the proceeds from such offering are required to be used to repay the outstanding principal of the May 2024 Notes until they are fully repaid. The holders of the May 2024 Notes also received fully vested warrants (the “May 2024 Note Warrants”) to purchase 1,589 shares of the Company’s common stock at an exercise price of $1,856 per share. The May 2024 Note Warrants were exercisable beginning November 23, 2024 and expire November 23, 2029. The number of warrants and the exercise price are subject to adjustment if the Company declares a stock dividend, stock split or recapitalization.

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

During the year ended December 31, 2024, the Company recorded non-cash interest expense of $238,965 to accrete the allocated value of the May 2024 Notes, which includes the amortization of debt issuance costs. As discussed further in Note 13, the May 2024 Notes were fully repaid on July 12, 2024 and a loss of $1,470,554 was recognized in the year ended December 31, 2024 for the early extinguishment of these notes.

NOTE 11 - WARRANT LIABILITIES

Series A and Series B Warrants

As discussed in Note 13 below, the Company issued Series A and Series B Warrants (the “November 2023 Warrants”) in connection with the sale of common units and pre-funded warrant units. Under the terms of the November 2023 Warrants, the number and exercise price are subject to adjustment if the Company completes certain transactions specified in these warrant agreements. In addition, the Series A Warrants have a cashless exercise provision, if approved by stockholders, which would allow holders to cashless exercise one warrant for three shares of the Company’s common stock. Such adjustments were subject to stockholder approval (which was received on January 12, 2024). The Company initially determined that these warrants should be classified as liabilities and used a Monte Carlo simulation to estimate the fair value until stockholder approval of the cashless exercise provision was completed.

Subsequent to the approval by stockholders of the cashless exercise provision of the Series A Warrant, the fair value of each Series A Warrant is the value of three shares of the Company’s common stock. In the three months ended March 31, 2024, the Company recognized a loss of $12,733,180 for the change in fair value of the Series A Warrants and the Company reclassified the fair value of Series A Warrants exercised on a cashless basis to stockholders equity in the amount of $17,352,653. Based on the closing price of the Company’s common stock on December 31, 2025 of $4.565, the fair value of each Series A Warrant is $13.695 and based on the total number of warrants outstanding of 4,740, the warrant liability for Series A Warrants is $64,985 at December 31, 2025.

In the year ended December 31, 2024, the Company recognized a loss of $2,174,673 on the change in fair value of the Series B Warrants and a gain of $165,355 from the exercise of the Series B Warrants. As discussed in Note 13 below, on May 17, 2024, certain terms of the Series B Warrants were amended, including a cashless exercise provision, which resulted in the Series B warrants no longer being liabilities. The fair value of each Series B Warrant is the value of the closing stock price of the Company times 0.81, the cashless exercise exchange ratio. Based on the closing price of the Company’s common stock on May 17, 2024 of $1,849.60, the fair value of each Series B Warrant is $1,498.16. The fair value of the Series B Warrants of $ 3,405,662 as of May 17, 2024 was reclassified to equity. As of December 31, 2025, 24 Series B Warrants remain outstanding.

The following represents the activity associated with the Series A Warrants for the year ended December 31, 2025:

Fair value on January 1, 2025	$111,658
Gain on change in fair value	(46,673)
Balance at December 31, 2025	$64,985

NOTE 12 – RELATED PARTY TRANSACTIONS

Gemini

On July 13, 2025, the Company entered into a Strategic Digital Assets Services Agreement with Gemini NuStar, LLC (“Gemini”) (the “Gemini Agreement”), pursuant to which Gemini will provide non-discretionary execution and digital asset-related informational services. These services may include market commentary, protocol updates, or other general insights as directed by the Company. Gemini does not act as an advisor, fiduciary, or investment manager to the Company, and all trading and investment decisions remain solely under the Company’s control. In connection with the Gemini Agreement, upon the closing of the Private Placement, the Company issued a warrant to Gemini to purchase up to 901,542 shares of common stock, discussed further in Note 13.

Also on July 13, 2025, the Company entered into a Custodial Services Agreement (together with the Gemini Agreement, the “Gemini Agreements”) with Gemini Trust Company, LLC (“Gemini Trust”), pursuant to which the Company has engaged Gemini Trust to provide custody services of the Company’s digital asset holdings. The Company pays a monthly custodial fee as a percentage of the digital assets held in the Company’s custodial accounts at Gemini at month end. For the year ended December 31, 2025, the Company has recognized custodial fee expense of $687,531.

Mr. Rohan Chauhan, a member of the Company’s board of directors (the “Board”), was the Director of Strategy at Gemini until December 23, 2025.

Board of Directors

On July 17, 2025, in connection with the Private Placements, the Company’s four existing independent members of the Board prior to the Private Placements received an aggregate payment from the Company of $600,000 in cash, with each individual amount based on their board tenure as payment for equity awards that could not be issued previously as part of their compensation for being on the Company’s Board. Each existing independent director also received a grant of 10,000 stock options from the Company’s 2025 Stock Plan to purchase the Company’s common stock at $10.00 per share with a ten-year term, regardless of service being provided and only forfeitable in the event board service is terminated for cause as defined in the stock option agreements (the “Forfeiture Clause”). These stock options vest in 20% installments based upon the achievement of milestones tied to the daily VWAP of the Company’s common stock trading price with the first 20% vesting at $10.00 and each installment increasing in $5.00 increments, and all stock options fully vesting if the daily VWAP reaches $30.00 (the “Applicable Vesting Schedule”). These stock options are not exercisable until the 2025 Stock Plan and shares to be issued under the 2025 Stock Plan are approved by the Company’s stockholders (the “Approval Requirement”). These board members collectively purchased 60,000 shares of the Company’s common stock for $600,000 in the Private Placements.

In connection with the Private Placements, the Board elected Ryan Lane, Ian Read, Rohan Chauhan and Matthew Homer to serve on the Board until director elections are held at the Company’s next stockholder meeting. In connection with the appointment of each of Messrs. Read, Homer and Chauhan as directors, each: (a) signed an offer letter with the Company pursuant to which they each will be entitled to an annual fee of $40,000 plus a $10,000 fee for any committees on which they serve, both of which will be paid quarterly; and (b) was granted 298,802 stock options from the Company’s 2025 Stock Plan to purchase the Company’s common stock at $10.00 per share with a ten-year term, and subject to the Forfeiture Clause. These stock options vest in accordance with the Applicable Vesting Schedule and are subject to the Approval Requirement.

In connection with the Private Placements, Mr. Lane was also appointed to serve as both Chairman of the Board and Co-Chief Executive Officer (“Co-CEO”) of the Company. Mr. Lane signed an employment agreement with the Company, dated July 17, 2025, and his annual salary is $225,000. Mr. Lane was also paid a signing bonus of $225,000 and was granted 1,792,812 stock options from the Company’s 2025 Stock Plan to purchase the Company’s common stock at $10.00 per share with a ten-year term, and subject to the Forfeiture Clause. These stock options vest in accordance with the Applicable Vesting Schedule and are subject to the Approval Requirement. Mr. Lane is a founder and principal of Empery Asset Management LP (“EAM”), an investor in the Company, and will continue to provide services to EAM while also being employed by the Company. Mr. Lane also purchased 100,000 shares of the Company’s common stock for $1.0 million and funds controlled by EAM purchased 2,500,000 shares of the Company’s common stock for $25.0 million in the Private Placements. As of December 31, 2025, funds controlled by EAM own 2,930,345 shares of the Company’s common stock, and the following warrants to purchase the Company’s common stock i) 4,323 pre-funded warrants with an exercise price of $0.00001, ii) 340,626 pre-funded warrants with an exercise price of $0.00008, iii) 493,751 warrants with an exercise price of $16.00, iv) 804 warrants with an exercise price of $1,856.00.

All Board members, other than Mr. Lane and Mr. John Kim, also Co-CEO and director, receive an annual fee of $40,000 payable quarterly plus an additional fee of $10,000 for each committee of the Board on which each director serves, if any.

In March 2025, the Company entered into a consulting agreement with ThankYou Studios, an entity owned by Orn Olason, a member of the Company’s Board. ThankYou Studios completed a marketing and brand assessment for the Company and the total fees were $45,000.

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

The above employment agreement was terminated upon execution of a new employment agreement in conjunction with the Private Placements, following which Mr. Kim became Co-CEO and remained on the Board. His annual salary under the new employment agreement is $225,000 and he received a bonus of $225,000 payable upon signing of the new employment agreement with no further bonuses due to Mr. Kim. Mr. Kim was granted 1,494,010 stock options from the Company’s 2025 Stock Plan to purchase the Company’s common stock at $10.00 per share with a ten-year term, and subject to the Forfeiture Clause. These stock options vest in accordance with the Applicable Vesting Schedule and are subject to the Approval Requirement. Mr. Kim also agreed to modify his previously granted stock options in May 2025 to increase the exercise price from $4.56 to $10.00 per share upon completion of the Private Placements. Mr. Kim also purchased 22,500 shares of the Company’s common stock for $225,000 in the Private Placements.

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

The above employment agreement was terminated upon execution of a new employment agreement in conjunction with the Private Placements. Mr. Endo remains as the Company’s Chief Financial Officer and his annual salary under the new employment agreement is $300,000 and he received a bonus of $150,000 payable upon signing of the new employment agreement with no further bonuses due to Mr. Endo. Mr. Endo was granted 747,005 stock options from the Company’s 2025 Stock Plan to purchase the Company’s common stock at $10.00 per share with a ten-year term, and subject to the Forfeiture Clause. These stock options vest in accordance with the Applicable Vesting Schedule and are subject to the Approval Requirement. Mr. Endo also agreed to modify his previously granted stock options to increase the exercise price from $4.56 to $10.00 per share upon completion of the Private Placements. Mr. Endo also purchased 20,000 shares of the Company’s common stock for $200,000 in the Private Placements.

The Company accrued the above-mentioned bonuses payable to Mr. Kim and Mr. Endo under their employment agreements prior to the Private Placements in accrued liabilities as of December 31, 2024, and these were paid in April 2025. The bonuses payable upon signing of the new employment agreements were paid in July 2025.

Other Executive Officer Appointments

In connection with the Private Placements, the Board appointed Timothy Silver and Brett Director to serve on the Company’s management team. Mr. Silver serves as Chief Operating Officer and Mr. Director serves as Vice President of Legal. Mr. Silver and Mr. Director signed employment agreements, and their annual salaries are $150,000 and $200,000, respectively. Mr. Silver and Mr. Director were also granted 597,604 and 298,802 inducement stock options, respectively, to purchase the Company’s common stock at $10.00 per share with a ten-year term, subject to the Forfeiture Clause. These stock options vest in accordance with the Applicable Vesting Schedule. Mr. Silver and Mr. Director are also employees of EAM and will continue to provide services to EAM while also being employees of the Company. Mr. Silver purchased 2,500 shares of the Company’s common stock for $25,000 and Mr. Director purchased 10,000 shares of the Company’s common stock for $100,000 in the Private Placements.

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

On July 11, 2025, the Company entered into a release and termination agreement (the “Consultant Termination Agreement”) with Highbridge pursuant to which the parties agreed to terminate and mutually release all of the parties’ rights and obligations under the Highbridge Consulting Agreement, (as amended on or about March 25, 2021), including the release of the Company’s obligation to make certain market capitalization milestone payments to Highbridge, in exchange for the payment by the Company of a termination fee in an aggregate amount of $2.0 million, which was paid and expensed in the year ended December 31, 2025.

New York Office Lease

On August 28, 2025, the Company entered into an assignment and assumption of a lease agreement with EAM whereby the Company agreed to assume half of the lease obligation of the New York City office lease of EAM since three of EAM’s executives and one additional employee became Company employees in conjunction with the Private Placement as these individuals will continue to work in the New York City office. The Company, EAM and the landlord for the facility entered into a Consent to Assignment Agreement whereby the Company and EAM are jointly and severally liable for payment of the rent to the landlord. In the event that either EAM or the Company do not make their respective payments, then the other entity will be liable for the full rent payment to the landlord and the paying entity can seek recourse from the non-paying entity under the contribution agreement between them. The Company’s portion of its lease obligation to the landlord is $9,617 per month, subject to increases per the terms of the EAM lease, through June 2029, subject to adjustment for changes in property taxes assessed to the landlord on the facility. EAM signed an extension with the landlord of the lease beyond June 2029 through September 2031. The Company will have the option to opt out of this lease extension by providing EAM notice on or prior to June 1, 2029.

NOTE 13 – STOCKHOLDERS’ EQUITY

The Company is authorized to issue 250,000,000 shares of common stock and 5,000,000 shares of preferred stock both with a par value of $0.00001. The specific rights of the preferred stock, when so designated, shall be determined by the Board.

On June 11, 2025, the Company completed a 1-for-8 reverse stock split. Any stockholders with fractional shares as a result of the reverse stock split were paid cash (without interest) equal to such fractional shares multiplied by the average closing sales prices of the Company’s common stock during regular trading hours for the five consecutive trading days immediately preceding the reverse stock split. A total of $941. was paid for the satisfaction of fractional shares.

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

On February 6, 2025, the Company consummated an underwritten public offering pursuant to which it received net proceeds of $10,703,882 from the sale of 53,750 common stock units, which consisted of 53,750 shares of common stock and 53,750 fully exercisable five-year warrants to purchase the Company’s common stock at $16.00 per share, and 696,250 pre-funded warrant units, which consisted of 696,250 pre-funded fully exercisable warrants with an exercise price of $0.00008 and 696,250 fully exercisable five-year warrants to purchase the Company’s common stock at $16.00 per share (the “$16 Warrants”). Through December 31, 2025, 355,626 pre-funded warrants have been exercised and no pre-funded warrants were exercised from January 1, 2026 to March 25, 2026. Through December 31, 2025, 111,500 $16 Warrants were exercised, and no $16 Warrants were exercised from January 1, 2026 to March 25, 2026.

On June 24, 2025, the Company and certain EAM entities who hold the Company’s common stock reached an agreement for the return by the holders of 4,323 shares of common stock to the Company. In exchange for the return of the shares, the Company issued these EAM entities pre-funded warrants for 4,323 shares of common stock.

Private Placements

On July 17, 2025, the Company entered into (i) a securities purchase agreement (the “Cash Purchase Agreement”), and (ii) a securities purchase agreement, (the “BTC Purchase Agreement” and, together with the Cash Purchase Agreement, the “Purchase Agreements”) by and among the Company and each purchaser party thereto pursuant to which the Company issued an aggregate of 44,414,189 shares of common stock of the Company, par value $0.00001 per share and pre-funded warrants to purchase up to an aggregate of 5,728,662 shares of common stock. The Company received aggregate gross proceeds of $501.0 million, before deducting cash expenses including placement agent fees and other transaction related expenses of approximately $21.0 million, which excludes the value of the warrants issued to the placement agents as discussed below. Gross proceeds included payment of 235.8 BTC pursuant to the BTC Purchase Agreement with a value of $28.0 million. As discussed in Note 16, the Company recognized a deferred tax benefit of $5,383,973 due to the tax basis difference in the BTC received from these investors.

The unfunded exercise price of each pre-funded warrant is equal to $0.00001 per underlying pre-funded warrant share. The exercise price and the number of shares of common stock issuable upon exercise of each pre-funded warrant is subject to appropriate adjustment in the event of certain stock dividends, stock splits, stock combinations, or similar events affecting the common stock. The pre-funded warrants are exercisable in cash or by means of a cashless exercise and will not expire until the date the pre-funded warrants are fully exercised. The pre-funded warrants may not be exercised if the aggregate number of shares of common stock beneficially owned by the holder thereof (together with its affiliates) immediately following such exercise would exceed a specified beneficial ownership limitation; provided, however, that a holder may increase or decrease the beneficial ownership limitation by giving notice to the Company (61 days notice for increases), but not to any percentage in excess of 9.99%. As of December 31, 2025, 2,160,073 of the pre-funded warrants issued in the Private Placements were exercised. There were 3,296,940 of these pre-warrants exercised subsequent to December 31, 2025 through March 25, 2026.

Concurrent with the Purchase Agreements, the Company and the Purchasers entered into a Registration Rights Agreement, dated July 17, 2025 (the “Registration Rights Agreement”), providing for the registration for resale of the common stock and the pre-funded warrant shares sold in the Private Placements and the shares underlying the Gemini Warrants, the Placement Agent Warrants and the consultant warrant issued concurrent with the Private Placements that are not then registered on an effective registration statement, pursuant to a registration statement (the “Registration Statement”) to be filed with the SEC no later than August 16, 2025. The Company filed the Registration Statement on August 15, 2025 and it became effective on August 18, 2025 and has remained effective through March 25, 2026.

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

At the Market Program

As discussed above, on October 18, 2024, the Company established the ATM under which it can sell up to $100.0 million of its common stock and is subject to a fee payable to Aegis Capital Corp. (“Aegis”) of 3%. On July 17, 2025, the Company entered into Amendment No.1 to the At-The-Market Issuance Sales Agreement (the “ATM Sales Agreement”) with Aegis which, among other matters, (i) increases the maximum capacity of the program by $1.0 billion and (ii) adjusts the fee Aegis will be paid as sales agent to 1% of gross proceeds of sales under the ATM Sales Agreement for such additional amount. The Company filed a shelf registration statement to register the shares underlying such agreement on July 30, 2025.

During the years ended December 31, 2025 and 2024, the Company received net proceeds of $10,288,063 and $184,830 for the sale of 356,568 and 8,616 shares of common stock, respectively, through the ATM. No shares were sold under the ATM subsequent to December 31, 2025 through March 25, 2026.

Common Stock Repurchase Programs

On March 21, 2025, the Company’s Board approved a common stock repurchase program whereby the Company could repurchase up to $2.0 million of common stock subject to a limitation that at least 500,000 shares of common stock must be outstanding to meet Nasdaq compliance rules. Through December 31, 2025, the Company has repurchased 65,348 shares of common stock at an average purchase price of $7.82 per share with cash of $510,907, including commissions paid of $17,045, under the March 2025 stock repurchase program.

On July 24, 2025, the Board approved a $100.0 million common stock repurchase program (increased by the Board to $150.0 million on October 10, 2025 and increased to $200.0 million on February 2, 2026) which terminated the March 2025 repurchase program. The authorization is effective through July 24, 2027, subject to extension or earlier termination by the Board at any time. The shares of common stock may be repurchased from time to time in open market transactions at prevailing market prices not to exceed $20.00 per share, in privately negotiated transactions, or by other means in accordance with federal securities laws. The actual timing, number and value of shares repurchased under the program will be determined by management at its discretion and will depend on a number of factors, including the market price of the common stock, general market and economic conditions and applicable legal requirements. The repurchase program does not obligate the Company to purchase any particular number of shares of common stock.

Through December 31, 2025, the Company has repurchased 13,705,746 shares of common stock under the new repurchase program at an average purchase price of $6.99 per share with cash of $95,771,175, including commissions paid of $928,860. For the period from January 1, 2026 to March 25, 2026, the Company has repurchased 9,408,645 shares of common stock at an average purchase price of $4.24 per share with cash of $39.9 million, including commissions paid of $394,821. These repurchases were funded from amounts borrowed under the borrowing agreements discussed in Note 7 above and from proceeds from the sale of Bitcoin.

The shares repurchased under both repurchase programs and cash paid are presented as treasury stock in the consolidated balance sheet as of December 31, 2025.

Series A Convertible Preferred Stock

On March 4, 2024, the Company designated 25,000 shares of Preferred Stock as Series A Convertible Preferred Stock with a par value of $0.00001 per share and exchanged the remaining May 2023 Notes (principal of $24,694,670) for Preferred Stock. For each $1,000.00 of May 2023 Note principal, one share of Preferred Stock was issued with a stated value of $1,000.00, and any principal held by an investor below $1,000.00 was granted one additional share of Preferred Stock. A total of 24,698 shares were issued in connection with the exchange. The Preferred Stock is initially convertible into shares of the Company’s common stock at $8,512.00 per share. Conversion of Preferred Stock to common stock of the Company by the holders of the Preferred Stock is limited based on ownership restrictions of either 4.99% or 9.99%. The conversion price is subject to adjustment for anti-dilution provisions with an initial floor of $6,272.00 per share, subject to adjustment to $3,200.00 per share if stockholder approval was received. The stockholders approved this adjustment at the 2024 annual meeting held on May 28, 2024.

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

In connection with the Stockholder Rights Agreement implemented on February 3, 2026, Company designated 100,000 shares of Preferred Stock as Series A with a par value of $0.00001 per share. See Note 19 for further discussion.

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

The number of Series A Warrants were adjusted for the closing of the Private Placements on July 21, 2025, reverse stock split completed on June 11, 2025 and as a result of the February 6, 2025 common stock unit and pre-funded warrant unit offering in accordance with the Share Event provision discussed in Note 11. As of December 31, 2025, 4,740 Series A Warrants remain outstanding, see Note 11 for further discussion of the fair value of these warrants.

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

As of December 31, 2025, 24 Series B Warrants remain outstanding and all of the pre-funded warrants have been fully exercised.

Other Warrants

As discussed in Note 12 above, the Company issued warrants to purchase up to 901,542 shares of common stock to Gemini or its designees (the “Gemini Warrants”) with an exercise price of $10.00 per share and a 10-year term. The Gemini Warrants began vesting and became exercisable on July 21, 2025 in accordance with the Applicable Vesting Schedule. Based on the highest VWAP of the Company’s common stock from July 21, 2025, 360,618 warrants have vested as of December 31, 2025.

The Company issued 163,929 warrants to purchase shares of common stock to the placement agents of the Private Placements (the “Placement Agent Warrants”) with an exercise price of $10.00 per share and a five-year term. The Placement Agents Warrants began vesting and became exercisable on July 21, 2025 based on the Applicable Vesting Schedule. Based on the highest VWAP of the Company’s common stock since July 21, 2025, 65,573 warrants have vested as of December 31, 2025.

The Company has determined that the Gemini Warrants and the Placement Agent Warrants should be classified as equity. Since the first 20% of these warrants vest if the Company’s daily VWAP is $10.00 and the Private Placements priced at $10.00, the Company concluded that the first tranche was certain to vest at the time of grant, which was the same day the Purchase Agreements were executed by investors for the Private Placements and used a Black-Scholes option pricing model. Since the daily VWAP beyond $10.00 was uncertain, the Company used Monte Carlo simulation to estimate the value of the remaining tranches of these warrants.

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

The Company’s highest VWAP in the period from July 21, 2025 to December 31, 2025 was $18.77. Therefore the first two tranches vested and the Company recognized all of the expense for these tranches as of December 31, 2025. The Company recognized expense on the remaining unvested tranches based on the derived service periods and number of days vesting in the period ended December 31, 2025. For the year ended December 31, 2025, the Company recognized total expense of $1,309,839 for the Placement Agent Warrants and recorded this as offering costs related to the Private Placements. The Company recognized total expense of $7,719,342 in general and administrative expense for the Gemini warrants. Remaining expense to be recognized for the Placement Agent Warrants and Gemini Warrants are $168,800 and $1,119,376, respectively, which will be recognized over the remaining derived service periods for each tranche unless the daily VWAP exceeds the vesting price for the tranche, in which case the expense will be recognized immediately.

In addition, concurrent with the closing of the Private Placements, the Company issued fully vested warrants to a consultant to purchase up to 25,000 shares of common stock with an exercise price of $10.00 per share of common stock and a ten-year term. The Company valued these warrants using a Black-Scholes option pricing model using the same ten-year inputs noted above. The Company recognized expense of $249,413 in general and administrative expenses for the year ended December 31, 2025.

The Company issued fully vested warrants (the “Note Warrants”) to the Convertible Notes holders to purchase seven shares of the Company’s common stock at an initial exercise price of $4,104,000.00. The Note Warrants expire August 24, 2027. Also, the Company issued to the placement agent of the Convertible Notes, fully vested warrants to purchase one share of the Company’s common stock at an exercise price of $5,130,000.00. The warrants were not exercisable until February 24, 2023 and expire on February 24, 2028. The Company valued all of these warrants using the closing price of the Company’s common stock on August 24, 2022 of $3,513,600.00, volatility of 79.81% based on peer companies, risk free interest rate of 3.03%, no dividends and an estimated life of 2.5 years.

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

As discussed in Note 9 above, in connection with the issuance of the New Notes, the Company also issued New Warrants (together with the Exchange Warrants the “May 2023 Warrants”) to purchase four shares of common stock at an initial exercise price of $1,569,600.00 (which was adjusted to $1,080,000.00 per share upon stockholder approval which was received on August 3, 2023). Subsequent to the adjustment of the exercise price for the reverse splits and issuance of Preferred Stock discussed above, on November 8, 2024 the holder of these warrants notified the Company that it was forfeiting these warrants.

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

On October 13, 2023, the Company entered into an amendment (the “Amendment”) to its Stag UTV development and Stag supplier agreements with GLV Ventures (“GLV”). Pursuant to the Amendment, GLV agreed to provide the Company with extended payment terms and provide the Company with credit against new vehicles for the value of certain parts purchased by the Company. In consideration for entering into the Amendment No. 1, the Company agreed to issue GLV (or its designee) five-year warrants to purchase 2 shares of Company common stock with an exercise price of $604,800.00 per share, which was equal to the closing price of the Company’s common stock on the date of the Amendment No. 1, 1 warrant was fully vested upon issuance and the remaining warrant vested 45 days from the issuance date.

Warrant Inducements

As discussed in Note 10, the Company issued the May 2024 Note Warrants on May 22, 2024, which are fully vested, to purchase 1,589 shares of the Company’s common stock at an exercise price of $1,856.00. The May 2024 Note Warrants were initially exercisable on November 23, 2024 and expire on November 23, 2029. The Company valued these warrants using the closing price of the Company’s common stock on May 22, 2024 of $1,408.00, volatility of 155% the Company’s historical volatility, risk free interest rate of 4.47%, no dividends and a life of 5.5 years.

The following is the activity related to pre-funded common stock warrants during the year ended December 31, 2025:

	Pre- Funded Common Stock Warrants
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Life in years(1)	Intrinsic Value
Outstanding at January 1, 2025	10,263	$0.00064
Purchased	6,429,237	$0.00002
Exercised	(2,525,962)	$0.00002
Outstanding at December 31, 2025	3,913,538	$0.00002	–	$17,865,238
Exercisable at December 31, 2025	3,913,538	$0.00002	–	$17,865,238

(1)	Pre-funded warrants expire only upon exercise

The following is the activity related to all other common stock warrants, excluding pre-funded warrants, during the year ended December 31, 2025:

	Other Common Stock Warrants
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Life in years	Intrinsic Value
Outstanding at January 1, 2025	14,804	$4,158.33
Granted/purchased	1,844,148	$12.42
Exercised	(123,603)	$14.43
Outstanding at December 31, 2025	1,735,349	$47.66	6.98	$–
Exercisable at December 31, 2025	1,735,349	$47.66	6.98	$–

NOTE 14 – STOCK-BASED COMPENSATION

2025 Stock Plan

As discussed in Note 13, in conjunction with the digital asset treasury strategy and Private Placements, on July 16, 2025, the Company’s Board adopted the 2025 Stock Plan (the”2025 Plan”) and granted stock options to certain employees, Board members and a consultant. A total of 5,681,381 stock options were granted to purchase the Company’s common stock at $10.00 per share with a ten-year term, regardless of service being provided and only forfeitable in the event employment is terminated for cause as defined in the stock option agreement. These stock options vest based on the Applicable Vesting Schedule. The Company’s highest VWAP in the period from July 17, 2025 to December 31, 2025 was $29.86, and accordingly the first four tranches vested. Since these stock options are not exercisable until the 2025 Stock Plan and shares to be issued under the 2025 Stock Plan are approved by the Company’s stockholders, the Company has not recorded any share-based compensation expense for these stock options as there is no measurement date since stockholder approval is uncertain. Once stockholder approval is obtained, the Company will value these options and recognize share-based compensation for any vested awards and any unvested awards based on the derived service period.

Inducement Stock Options

Also in connection with the Private Placements, the Board approved 1,045,807 inducement stock option grants to purchase the Company’s common stock with an exercise price of $10.00 to two executives (see Note 12 above) and one employee. These stock options have a ten-year term regardless of continued employment with the Company, provided that the employee is not terminated for cause. These stock options vest based on the Applicable Vesting Schedule. The Company used a Black Scholes option pricing model and Monte Carlo simulation to value these stock options consistent with the Placement Agent Warrants (see Note 13) since the Company determined the expected life of these options is approximately 5 years. Based on the highest VWAP of the Company’s common stock since the Private Placements, 836,648 stock options have vested as of December 31, 2025. The Company recognized total expense of $8,755,514 in general and administrative expense for these inducement stock options and the remaining expense to be recognized is $677,665 which will be recognized over the remaining derived service period of approximately three months.

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

2021 Stock Plan

In January 2021, the Company’s Board of Directors adopted the Volcon, Inc. 2021 Stock Plan, (the “2021 Plan”). The 2021 Plan is a stock-based compensation plan that provides for discretionary grants of stock options, stock awards, and restricted stock unit (“RSU”) awards to employees, members of the Board of Directors and consultants (including restricted stock units issued prior to the adoption of the plan as further discussed below). The Company has reserved 39 shares of the Company’s common stock for issuance under the 2021 Plan. To the extent that an award, if forfeitable, expires, terminates or lapses, or an award is otherwise settled in cash without the delivery of shares of common stock to the participant, then any unpaid shares subject to the award will be available for future grant or issuance under the 2021 Plan. There are no shares available for issuance under the 2021 Plan as of December 31, 2025. Awards vest according to each agreement and as long as the employee remains employed with the Company or the consultant continues to provide services in accordance with the terms of the agreement.

Other

As discussed in Note 12 above, fully vested stock options were granted to one of the Company’s Co-CEOs and CFO to purchase a total of 252,525 shares of the Company’s common stock at $4.56 per share. The Company recognized share-based compensation of $1,125,802 related to these stock options in the year ended December 31, 2025. On July 17, 2025, the Co-CEO and CFO amended these stock options to reset the exercise price to $10.00 per share. There was no impact to share-based compensation for this modification as the fair value immediately after the modification was less than the fair value immediately before the modification.

The following summarizes activity relating to common stock options to employees and consultants for services during the year ended December 31, 2025:

	Common Stock Options
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Life in years	Intrinsic Value
Outstanding at January 1, 2025	816	$14,203.20		$–
Granted	1,298,332	10.00
Forfeited	–	–
Canceled	(782)	104.32
Outstanding at December 31, 2025	1,298,366	76.25	9.52	–
Exercisable at December 31, 2025	1,089,207	$88.97	9.52	$–

During the years ended December 31, 2025 and 2024, the Company recognized share-based compensation expense of $9,856,184 and $310,961, respectively, related to common stock options.

Total stock-based compensation recorded for the year ended December 31, 2025 and 2024 for all stock-based compensation awards, including warrants, has been recorded as follows:

	2025	2024
Cost of Goods Sold	$–	$(11,827)
Sales and Marketing	(25,132)	37,063
Product Development	–	126,337
General and Administrative	17,850,071	159,388
Total	$17,824,939	$310,961

NOTE 15 – LOSS PER COMMON SHARE

The basic net loss per common share is calculated by dividing the Company’s net loss available to common stockholders by the weighted average number of Common Stock during the year. The diluted net loss per common share is calculated by dividing the Company’s net loss available to common stockholders by the diluted weighted average number of Common Stock outstanding during the year. The diluted weighted average number of Common Stock outstanding is the basic weighted number of Common Stock adjusted for any potentially dilutive debt or equity. Diluted net loss per common share is equal to basic net loss per share due to the Company’s net loss and any potentially issuable shares are anti-dilutive.

	2025	2024
Numerator:

Loss from continuing operations	$(148,570,842)	$(44,154,059)
Loss from discontinued operations	$(1,481,644)	$(1,356,250)
Net loss	$(150,052,486)	$(45,510,309)

Denominator:

Denominator for basic and diluted net loss per common share - weighted average of Common Stock	18,482,865	38,725

Basic and diluted loss from continuing operations per common share	$(8.04)	$(1,140.20)
Basic and diluted loss from discontinued operations per common share	$(0.08)	$(35.02)
Basic and diluted net loss per common share	$(8.12)	$(1,175.22)

As discussed in Note 2 above, the Company received notice from DTCC on behalf of the brokerage firms that hold the shares of Company common stock held in “street name” that in connection with the foregoing rounding of shares the Company would need to issue 23,617 shares of common stock which are not included in the amounts above. If these shares had been issued as of November 19, 2024 when notice from DTCC was received, the amounts for basic and diluted net loss per common share for 2025 and 2024 would be as follows:

	2025	2024
Denominator:

Denominator for basic and diluted net loss per common share - weighted average of common stock	18,490,888	41,516

Basic and diluted loss from continuing operations per common share	$(8.04)	$(1,063,54)
Basic and diluted loss from discontinued operations per common share	$(0.08)	$(32.67)
Basic and diluted net loss per common share	$(8.12)	$(1,096.21)

Common stock consisting of shares potentially dilutive as of December 31, 2025 and 2024 are as follows:

	2025	2024
Warrants	5,648,887	25,042
Stock options	1,298,366	786
Total	6,947,253	25,828

NOTE 16 – INCOME TAXES

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

Due to losses since inception through December 31, 2024, no income tax benefit or expense has been recognized as a full valuation allowance was established for any tax benefit that would have been recognized for the loss in the year ended December 31, 2024.

The provision for income taxes for the year ended December 31, 2025 consists of the following:

2025
Current
Federal taxes	$–
State taxes	–
Total current	–

Deferred
Federal tax benefit	(5,060,603)
State tax benefit, net of federal benefit	(323,370)
Total income tax benefit	$(5,383,973)

The income tax benefit for the year ended December 31, 2025 is a result of the Company receiving BTC of $28.0 million for the purchase of common stock and pre-funded warrants in the Private Placement from two investors. The Company’s basis in the BTC is carried over from the investors’ basis which resulted in the Company having a tax basis of $3,578,522. The Company recorded a deferred tax liability for the tax effect of the difference in the tax basis and the $28.0 million as a reduction to additional paid in capital. As a result, the Company released the same amount of its previously recorded valuation allowance on its deferred tax assets as a tax benefit.

The components of income tax expense (benefit) for the years ended December 31, 2025 and 2024 are as follows:

	2025	%	2024	%
Expected federal income tax benefit at statutory rate	$(32,641,656)	21.0	$(9,557,165)	21.0
State income taxes, net of federal benefit	(1,618,882)	1.0

Non-taxable or non-deductible items:
Stock compensation	105,000	(0.1)	65,301	(0.1)
(Gain) loss on warrants classified as liabilities	–		3,101,361	(6.8)
Loss on extinguishment of Convertible Notes	–		345,998	(0.8)
Interest expense on Convertible Notes	–		66,116	(0.1)
Other	25,788	*	15,517	*

Other reconciling items:
Tax rate change	(119,516)	0.1	–
Return to provision and true ups	–		345,266	(0.8)
Write off of deferred tax asset for stock-based compensation	–		3,235,732	(7.1)
Change in valuation allowance	28,865,293	(18.6)	2,381,874	(5.2)
Income tax benefit	$(5,383,973)	3.5	$–	0.0

*	less than 0.1%

Due to the impact of the reverse stock split in June 2024 on the adjusted number of outstanding options and exercise prices, the Company concluded that it was a remote possibility that any options prior to this reverse split will be exercised and therefore wrote off the deferred tax asset and related valuation allowance for stock-based compensation related to these options.

The components of the Company’s deferred tax assets and liabilities at December 31, 2025 and December 31, 2024 are as follows:

	December 31, 2025	December 31, 2024
Deferred tax assets
Net operating losses	$25,562,308	$20,932,619
Unrealized loss on digital assets	21,657,531	–
Stock-based compensation	3,819,466	–
Depreciation and amortization	776,599	1,562,438
Research & development credit	1,099,535	1,099,535
Lease liability	174,998	162,786
Accrued expenses	47,898	94,561
Capital loss carryover	187,549	178,442
Vendor settlements and reserves	262,168	689,253
Other	26,066	41,554
Total	53,614,118	24,761,188
Valuation allowance	(53,296,785)	(24,431,492)
Net deferred tax asset	317,333	329,696

Deferred tax liabilities
Prepaid expenses	(145,763)	(174,457)
Right-of-use assets	(171,570)	(155,239)
Total net deferred taxes deferred tax liabilities	$–	$–

Management currently believes that since the Company has a history of losses it is more likely than not that the deferred tax regarding the loss carry forwards and other temporary differences will not be realized in the foreseeable future. The utilization of the Company’s net operating losses and credit carryovers may be subject to limitation due to the “change in ownership provisions” under Section 382 of the Internal Revenue Code. The Company’s cumulative net operating loss carry forward of $120.7 million as of December 31, 2025, may be limited in future years depending on future taxable income in any given fiscal year. The net operating losses can be carried forward indefinitely.

The Company has recorded no liability for income taxes associated with unrecognized tax benefits at the date of adoption and has not recorded any liability associated with unrecognized tax benefits. Accordingly, the Company has not recorded any interest or penalty in regard to any unrecognized benefit.

NOTE 17 – LEASES

The components of lease cost for operating leases for the year ended December 31, 2025 and 2024 is as follows:

	2025	2024
Lease Cost
Operating lease cost	$471,230	$468,996
Short-term lease cost	111,473	169,051
Total lease cost	$582,703	$638,047

Supplemental cash flow information related to leases for the year ended December 31, 2025 and 2024, is as follows:

	2025	2024
Other Lease Information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$466,036	$399,609
Amortization of right-of-use assets	$417,330	$396,979

The following table summarizes the lease-related assets and liabilities recorded on the balance sheet at December 31, 2025 and December 31, 2024:

	2025	2024
Lease Position
Operating Leases:
Operating lease right-of-use assets	$778,235	$739,234
Right-of-use liabilities operating leases short-term	322,103	443,950
Right-of-use liabilities operating leases long-term	471,683	331,222
Total operating lease liabilities	$793,786	$775,172

The Company utilizes the incremental borrowing rate in determining the present value of lease payments unless the implicit rate is readily determinable. The Company recognized an initial right-of-use asset and lease liability of $563,660 for leases entered into during the year ended December 31, 2025.

Lease Term and Discount Rate	December 31, 2025
Weighted-average remaining lease term (years):
Operating leases	4.1
Weighted-average discount rate:
Operating leases	7.51%

The following table provides the maturities of lease liabilities at December 31, 2025:

Operating
Leases
2026	369,599
2027	110,691
2028	110,691
2029	121,232
2030	131,772
2031	98,829
Total future undiscounted lease payments	942,814
Less: Interest	(149,028)
Present value of lease liabilities	$793,786

As discussed in Note 12, in August 2025 the Company entered into an assignment and assumption of a lease agreement with EAM whereby the Company agreed to assume half of the lease obligation of the New York City office lease of EAM. The Company recognized a right-of-use asset and liability of $563,660 for this lease, which includes the extension period discussed in Note 12.

In September 2025, the Company abandoned a leased facility in Round Rock, Texas. Upon abandonment of the facility the Company wrote off the remaining right of use asset of $107,329. On December 30, 2025, the Company and the landlord of this facility entered into a termination agreement and the Company is no longer obligated to make any lease payment on this facility and wrote off the remaining right of use liability of $79,010. As part of the termination agreement the Company agreed to forfeit $44,225 of its security deposit to the landlord and the remaining $55,390 of the security deposit will be returned to the Company in 2026. For the year ended December 31, 2025, the Company recognized a net loss of $72,544 associated with this terminated lease.

NOTE 18 - DISCONTINUED OPERATIONS

As discussed in Note 2 above, on October 15, 2025, the Company entered into the Venom APA with Venom, to divest the Volcon brand in exchange for a non-dilutable 10% equity position in Venom’s reorganized Delaware corporation on a fully-diluted basis, which reorganization has not occurred as of March 25, 2026 and will be recognized by the Company once completed. The Company transferred all Volcon IP, including all intellectual property, brand assets, trademarks, sales and distribution networks and engineering documentation associated with the Volcon brand (the “IP”) other than its E-Bike, the Brat. The Company will have the right to appoint one director to Venom’s board and may continue to finance Venom’s inventory purchases. In the event that Venom does not complete its corporate reorganization within six months, the Company will have the option to repurchase the Volcon IP for a nominal amount.

The Company concluded that it would shift its business operations in the fourth quarter after the implementation of the digital asset treasury strategy. The Company expects that by selling the four-wheel product business, which includes the HF1 UTV, MN1 Tradesman UTV and MN1 Adventurer products (collectively the “Divested Products”), it will reduce the Company’s future product liability exposure. Although the Company may continue to finance Venom’s inventory purchases and obtain a seat on Venom’s board of directors, the Company has concluded that it does not have significant ongoing involvement in the products sold in the Venom APA. The revenue and expenses associated with the Divested Products are presented as discontinued operations. Expenses also include certain allocated costs such as salaries, benefits, travel, marketing and consulting costs which are allocated based on actual costs or estimated time that individuals worked on these products.

Following this divestiture, the Company will concentrate on its two-wheel business, including the launch of new products in the U.S. and Europe. The Company also plans to expand its inventory financing operations to generate positive cash flow by leveraging the spread between the Company’s cost of capital and interest income. Revenues and expenses for the two-wheel business and inventory financing business will be presented in the loss from continuing operations. Although the Company transferred the tradenames, design patents and engineering drawings for the Grunt, Grunt EVO and Stag in the Venom APA, the Company had discontinued the sale of these products before the shift in operations therefore revenues and costs associated with these products are also presented in the loss from continuing operations.

The following table presents the carrying amount of the major classes of assets and liabilities included in the consolidated balance sheet that are related to discontinued operations:

	2025	2024

ASSETS

Accounts receivable	$256,459	$19,642
Inventory	11,654	700,450
Inventory deposits	–	147,975
Prepaid expenses and other current assets	–	717
Intangible asset	–	15,698
Total assets	$268,113	$884,482

LIABILITIES

Accounts payable	$76,290	$19,236
Accrued liabilities	16,732	32,618
Customer deposits	–	122,046
Total liabilities	$93,022	$173,900

The following table presents the major classes of line items representing the loss on discontinued operations:

	2025	2024

Revenue	$919,797	$53,725
Cost of goods sold	(927,910)	(180,337)
Sales and marketing	(890,493)	(320,926)
Product development	(504,645)	(810,939)
General and administrative expenses	(78,393)	(97,773)
Loss from discontinued operations	$(1,481,644)	$(1,356,250)

The impact to the statement of cash flows for discontinued operations was not material for any period presented.

NOTE 19 - SUBSEQUENT EVENT

Stockholder Rights Plan

On February 3, 2026, the Board of Directors of the Company declared a dividend of one preferred share purchase right (a “Right”), payable on February 13, 2026, for each share of common stock, par value $0.00001 per share, of the Company outstanding on February 13, 2026 (the “Record Date”) to the stockholders of record on that date. In connection with the distribution of the Rights, the Company entered into a Rights Agreement (the “Rights Agreement”), dated as of February 3, 2026, between the Company and Computershare Trust Company, N.A., as rights agent. Each Right entitles the registered holder to purchase from the Company one one-thousandth of a share of Series A Preferred Stock, par value $0.00001 per share (the “Preferred Shares”), of the Company at a price of $15.00 per one one-thousandth of a Preferred Share represented by a Right, subject to adjustment. Unless the Rights are earlier redeemed or exchanged by the Company, the Rights Plan will expire at the close of business on February 2, 2027.

The Rights are not exercisable until the Distribution Date, which is the earlier of (i) the Close of Business on the 10th day following a public announcement, or the public disclosure of facts indicating, that a Person or group of affiliated or associated Persons has become an “Acquiring Person” (or, in the event the Board of Directors determines to effect an exchange in accordance with Section 24 of the Rights Agreement and the Board of Directors determines that a later date is advisable, then such later date) or (ii) the Close of Business on the 10th Business Day (or such later date as may be determined by action of the Board of Directors prior to such time as any Person becomes an “Acquiring Person”) following the commencement of a tender offer or exchange offer the consummation of which would result in a Person or group becoming an “Acquiring Person.” An “Acquiring Person” means any person who becomes the beneficial owner of 12.5% or more of the outstanding shares of common stock of the Company, subject to certain specified exceptions set forth in the Rights Plan. Initially, the Rights are attached to all common stock certificates and no separate certificates evidencing the Rights (“Right Certificates”) were issued. As soon as practicable after the Distribution Date, unless the Rights are recorded in book-entry or other uncertificated form, the Company will prepare and cause the Right Certificates to be sent to each record holder of common stock as of the Distribution Date.

If the Rights become exercisable, all holders of Rights (other than the Acquiring Person and its affiliates and associates, whose Rights would become void) will be entitled to acquire common stock having a value equal to two times the exercise price of the Right. In the event of a merger, consolidation, or sale of 50% or more of the Company's assets following a person becoming an Acquiring Person, each Right would instead entitle the holder to purchase common stock of the acquiring company at the same two-times-value ratio. Alternatively, the Board may exchange each Right held by non-Acquiring Person holders for one share of common stock per Right. The Rights Plan also includes a “qualifying offer” provision under which the Rights will automatically expire if an all-shares, same-consideration tender or exchange offer is accepted for more than two-thirds of the outstanding common stock on a fully diluted basis, subject to a minimum 90 business-day period following commencement of the offer. The Board may redeem all of the Rights at a price of $0.00001 per Right at any time before a person becomes an Acquiring Person and may amend the terms of the Rights without holder consent, except that no amendment after a person becomes an Acquiring Person may adversely affect the interests of Rights holders.

Securities Purchase Agreement

On March 23, 2026 the Company entered into a Securities Purchase Agreement whereby it agreed to issue and sell, in a registered direct offering (the “Offering”) 2,558,422 shares (the “Shares”) of its common stock, par value $0.00001 per share (“Common Stock”), at a purchase price of $5.39 per share, pre-funded warrants to purchase up to 2,079,797 shares of Common Stock (the “Pre-Funded Warrants”) with $5.38999 of the exercise price per Pre-Funded Warrant being pre-funded at closing, and accompanying common stock warrants to purchase up to 4,638,219 shares of Common Stock (the “Common Warrants” and, together with the Pre-Funded Warrants, the “Warrants”) with an exercise price of $6.27 per Common Warrant. The Company completed this Offering on March 25, 2026, and received gross proceeds of $25.0 million before deducting estimated offering expenses payable by the Company.

The Offering was made pursuant to that certain Registration Statement on Form S-3ASR, as amended (File No. 333-290374), which was originally filed on September 19, 2025, including the prospectus contained therein. The Company filed a prospectus supplement with the U.S. Securities and Exchange Commission relating to the Offering.

The Company intends to use the net proceeds from the Offering, in addition to cash on hand, to reduce outstanding debt by approximately $40.0 million through the full repayment of the $50.0 million outstanding Repo Facility and an incremental draw down of approximately $10.0 million on the currently outstanding $100.0 million MLA. Per the provisions of the Repo Facility, repayment may only be made on the first business day of the month.

Under the Securities Purchase Agreement, the Company and each of its directors and executive officers has agreed, subject to certain exceptions, to lock-up restrictions as set forth in the lock-up agreements entered into in connection with the Offering. In addition, the Securities Purchase Agreement contains a prohibition on additional issuances of equity or equity-linked securities until 30 days following the closing of the Offering, subject to certain exceptions.

The exercise price and the number of shares of Common Stock issuable upon exercise of each Warrant is subject to appropriate adjustment in the event of certain stock dividends, stock splits, stock combinations, or similar events affecting the Common Stock. The Warrants are exercisable immediately upon issuance. The Warrants may not be exercised if the aggregate number of shares of Common Stock beneficially owned by the holder thereof (together with its affiliates) immediately following such exercise would exceed a specified beneficial ownership limitation; provided, however, that a holder may increase or decrease the beneficial ownership limitation by giving notice to the Company (61 days’ notice for increases), but not to any percentage in excess of 9.99%.

The Pre-Funded Warrants are exercisable in cash or by means of a cashless exercise and will not expire until the date the Pre-Funded Warrants are fully exercised. The Common Warrants are exercisable in cash or by means of a cashless exercise and will expire on the date that is four years following the original issuance date.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) are designed to ensure that information required to be disclosed by us in reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the appropriate time periods, and that such information is accumulated and communicated to one of the Co-Chief Executive Officers, who is our principal executive officer, and Chief Financial Officer, who is our principal financial officer, as appropriate, to allow timely discussions regarding required disclosure. We, under the supervision of and with the participation of our management, including our Co-Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. . Based on that evaluation, our Co-Chief Executive Officer and Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures were ineffective as of December 31, 2025.

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

Management has determined that internal controls over financial reporting are ineffective as the material weaknesses identified by our independent registered public accounting firm in our internal control over financial reporting in our 2020 audit have not been remediated as of December 31, 2025. These material weaknesses are as follows:

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

There were no changes to our internal control over financial reporting during the three months ended December 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION

During the three months ended December 31, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information as to Item 10 is incorporated by reference from the information in our definitive proxy statement for the 2026 Annual Meeting of Stockholders, which we will file pursuant to Regulation 14A with the SEC within 120 days after the close of the year ended December 31, 2025.

We have adopted a Code of Ethics, which is applicable to all directors, officers and employees, including our Chief Executive Officer and Chief Financial Officer. The Code of Ethics is available on our corporate web site at https://ir.emperydigital.com/governance/governance-documents and in print, without charge, to any stockholder who requests a copy at:

Empery Digital Inc.

Att: Chief Financial Officer

3121 Eagles Nest Street, Suite 120

Round Rock, TX 78665

To the extent required by SEC or Nasdaq rules, we intend to disclose any amendments to our Code of Ethics, and any waiver of a provision of the code with respect to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, on our web site referred to above or in a Current Report on Form 8-K within four business days following any such amendment or waiver, or within any other period that may be required under SEC or Nasdaq rules from time to time.

Insider Trading Policies and Procedures

We have adopted an Insider Trading Policy that governs the purchase, sale, and other dispositions of our securities by our directors, officers and employees, and other covered persons. The Insider Trading Policy also applies to transactions by the Company in its securities. We believe that the Insider Trading Policy is reasonably designed to promote compliance with insider trading laws, rules and regulations and the listing standards of Nasdaq. A copy of our insider trading policy is filed as Exhibit 19.1 to this Annual Report on Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

Information as to Item 11 is incorporated by reference from the information in our definitive proxy statement for the 2026 Annual Meeting of Stockholders, which we will file with the SEC within 120 days after the close of the year ended December 31, 2025.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information as to Item 12 is incorporated by reference from the information in our definitive proxy statement for the 2026 Annual Meeting of Stockholders, which we will file with the SEC within 120 days after the close of the year ended December 31, 2025.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Information as to Item 13 is incorporated by reference from the information in our definitive proxy statement for the 2026 Annual Meeting of Stockholders, which we will file with the SEC within 120 days after the close of the year ended December 31, 2025.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information as to Item 14 is incorporated by reference from the information in our definitive proxy statement for the 2026 Annual Meeting of Stockholders, which we will file with the SEC within 120 days after the close of the year ended December 31, 2025.

PART IV

ITEM 15. EXHIBIT AND FINANCIAL STATEMENT SCHEDULES

(1)  Financial Statements

The consolidated financial statements of Empery Digital Inc. and the Report of Independent Registered Public Accounting Firm are included in Part II, “Item 8.— Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. Reference is made to the accompanying Index to Financial Statements.

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

ITEM 16. FORM 10-K SUMMARY

None.

INDEX TO EXHIBITS

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation of Volcon, Inc. (incorporated by reference to exhibit 3.1 of the Form 8-K filed October 8, 2021)
3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Volcon, Inc. (incorporated by reference to exhibit 3.1 of the Form 8-K filed June 15, 2023)
3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Volcon, Inc. (incorporated by reference to exhibit 3.1 of the Form 8-K filed October 16, 2023)
3.4	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Volcon, Inc. (incorporated by reference to exhibit 3.1 of the Form 8-K filed February 5, 2024)
3.5	Form of Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock of Volcon, Inc. (incorporated by reference to exhibit 3.1 of the Form 8-K filed March 4, 2024)
3.6	Form of Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock of Volcon, Inc. (incorporated by reference to exhibit 3.1 of the Form 8-K filed March 25, 2024)
3.7	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Volcon, Inc. (incorporated by reference to exhibit 3.1 of the Form 8-K filed June 7, 2024)
3.8	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Volcon, Inc. (incorporated by reference to exhibit 3.1 of the Form 8-K filed November 8, 2024)
3.9	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to exhibit 3.1 of the Form 8-K filed June 12, 2025)
3.10	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to exhibit 3.1 of the Form 8-K filed July 29, 2025)
3.11	Third Amended and Restated Bylaws of the Registrant (incorporated by reference to exhibit 3.2 of the Form 8-K filed July 29, 2025)
3.12	Certificate of Designations designating Series A Preferred Stock of Empery Digital Inc., as filed with the Delaware Secretary of State on February 3, 2026 (incorporated by reference to Exhibit 3.1 to of the Form 8-K filed on February 3, 2026)
4.1	Form of common stock (incorporated by reference to exhibit 4.1 of the Form S-1 file number 333-259468)
4.2	Form of Warrant issued to Pink Possum, LLC and Highbridge Consulting, LLC (incorporated by reference to exhibit 4.2 of the Form S-1 file number 333-259468)
4.3	Form of Underwriter Warrant (incorporated by reference to exhibit 4.3 of the Form S-1 file number 333-262343)
4.4	Form of Underwriter Warrant issued in IPO (incorporated by reference to Exhibit 4.3 of the Form S-1 file number 333-259468)
4.5	Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 10.4 of the Form 8-K filed with the SEC on August 24, 2022)
4.6	Placement Agent Warrant (incorporated by reference to Exhibit 10.6 of the Form 8-K filed with the SEC on August 24, 2022)
4.7	Form of New Warrants issued in May 2023 (incorporated by reference to Exhibit 4.2 of the Form 8-K filed with the SEC on May 22, 2023)
4.8	Form of Exchange Warrants issued in May 2023 (incorporated by reference to Exhibit 4.4 of the Form 8-K filed with the SEC on May 22, 2023)
4.9	Form of Underwriter Warrant dated September 15, 2023, with Aegis Capital Corp. (incorporated by reference to Exhibit 4.1 of the Form 8-K filed with the SEC on September 18, 2023)
4.10	Form of New Warrants issued in September 2023 warrant inducement (incorporated by reference to Exhibit 4.1 of the Form 8-K filed with the SEC on October 2, 2023)
4.11	Form of Warrant issued to GLV Ventures (incorporated by reference to Exhibit 4.1 of the Form 8-K filed with the SEC on October 16, 2023)
4.12	Form of Pre-Funded Warrant issued in November 2023 (incorporated by reference to exhibit 4.1 of Form 8-K filed on November 20, 2023)
4.13	Form of Series A Warrant issued in November 2023 (incorporated by reference to exhibit 4.2 of Form 8-K filed on November 20, 2023)
4.14	Form of Series B Warrant issued in November 2023 (incorporated by reference to exhibit 4.3 of Form 8-K filed on November 20, 2023)
4.15	Form of Series B Warrant Amendment (incorporated by reference to exhibit 4.1 of Form 8-K filed on May 17, 2024)
4.16	Form of Amended and Restated Warrant issued in November 2023 (incorporated by reference to exhibit 4.5 of Form 8-K filed on November 20, 2023)

4.17	Form of Pre-Funded Warrant issued in May 2024 (incorporated by reference to exhibit 4.2 of Form 8-K filed on May 17, 2024)
4.18	Form of Notes issued in May 2024 (incorporated by reference to exhibit 4.1 of Form 8-K filed on May 20, 2024)
4.19	Form of Warrants issued in May 2024 (incorporated by reference to exhibit 4.2 of Form 8-K filed on May 20, 2024)
4.20	Form of Pre-Funded Warrants issued in July 2024 (incorporated by reference to exhibit 4.1 of Form 8-K filed on July 12, 2024)
4.21	Form of Pre-Funded Warrants issued in October 2024 (incorporated by reference to exhibit 4.1 of Form 8-K filed on October 16, 2024)
4.22	Form of Warrants issued in February 2025 (incorporated by reference to exhibit 4.1 of Form 8-K filed on February 6, 2025)
4.23	Form of Pre-Funded Warrants issued in February 2025 (incorporated by reference to exhibit 4.2 of Form 8-K filed on February 6, 2025)
4.24*	Description of Registrant’s Securities
4.25	Form of Pre-Funded Warrant (incorporated by reference to exhibit 4.1 of the Form 8-K filed on July 17, 2025)
4.26	Form of Placement Agent Warrant (incorporated by reference to exhibit 4.2 of the Form 8-K filed on July 17, 2025)
4.27	Form of Gemini Warrant (incorporated by reference to exhibit 4.3 of the Form 8-K filed on July 17, 2025)
4.28	Form of Consultant Warrant (incorporated by reference to exhibit 4.4 of the Form 8-K filed on July 17, 2025)
4.29	Rights Agreement, dated as of February 3, 2026, between Empery Digital Inc. and Computershare Trust Company, N.A., as rights agent (incorporated by reference to Exhibit 3.1 to of the Form 8-K filed on February 3, 2026).
10.1	2021 Stock Plan of Volcon, Inc., as amended (incorporated by reference to exhibit 10.1 of the Form S-1 file number 333-259468)
10.2†	Amendment to the Volcon, Inc. 2021 Stock Plan (as amended and restated) (incorporated by reference to exhibit 10.1 of the Form 8-K filed July 27, 2022)
10.3†	Amendment No. 2 to the Volcon, Inc. 2021 Stock Plan (as amended and restated) (incorporated by reference to exhibit 10.1 of the Form 8-K filed July 14, 2023)
10.4*	Form of Indemnification Agreement with the Company’s directors and executive officers
10.5	Super Sonic Distribution Agreement, dated January 31, 2025, by and between Volcon, Inc. and Super Sonic Company Limited (incorporated by reference to exhibit 10.1 of Form 8-K filed on February 4, 2025)
10.6	Underwriting Agreement, dated February 5, 2025, with Aegis Capital (incorporated by reference to exhibit 1.1 of Form 8-K filed on February 6, 2025)
10.7	Venom Supply Agreement, dated February 25, 2025, by and between Volcon, Inc. and Venom-EV (incorporated by reference to exhibit 10.1 of Form 8-K filed on February 27, 2025)
10.8	Amended and Restated Venom Supply Agreement, dated April 24, 2025, by and between the Registrant and Venom-EV (incorporated by reference to exhibit 10.1 of the Form 8-K filed April 30, 2025)
10.9	Termination and Release Agreement, dated July 11, 2025, by and between the Registrant and Highbridge Consultants, LLC (incorporated by reference to exhibit 10.6 of the Form 8-K filed July 17, 2025
10.10	Strategic Digital Assets Services Agreement, dated July 13, 2025, by and between the Registrant and Gemini NuStar, LLC (incorporated by reference to exhibit 10.4 of the Form 8-K filed July 17, 2025)
10.11	Custodial Services Agreement, dated July 13, 2025, by and between the Registrant and Gemini Trust Company, LLC (incorporated by reference to exhibit 10.5 of the Form 8-K filed July 17, 2025)
10.12	Cash Purchase Agreement, dated July 17, 2025, by and between the Registrant and certain investors thereto (incorporated by reference to exhibit 10.1 of the Form 8-K filed July 17, 2025)
10.13	BTC Purchase Agreement, dated July 17, 2025, by and between the Registrant and certain investors thereto (incorporated by reference to exhibit 10.2 of the Form 8-K filed July 17, 2025)
10.14	Form of Registration Rights Agreement (incorporated by reference to exhibit 10.3 of the Form 8-K filed July 17, 2025)
10.15	At-The-Market Issuance Sales Agreement, dated October 18, 2024, between the Registrant and Aegis Capital Corp. (incorporated by reference to exhibit 1.1 of Form 8-K filed on October 18, 2024)
10.16	Amendment No. 1 to the At-The-Market Issuance Sales Agreement, dated July 2025, by and between the Registrant and Aegis Capital Corp. (incorporated by reference to exhibit 10.7 of the Form 8-K filed July 17, 2025)
10.17†	Employment Agreement, dated July 17, 2025, by and between the Registrant and Ryan Lane (incorporated by reference to exhibit 10.8 of the Form 8-K filed on July 17, 2025)
10.18†	Employment Agreement, dated July 17, 2025, by and between the Registrant and Timothy Silver (incorporated by reference to exhibit 10.9 of the Form 8-K filed on July 17, 2025)

10.19†	Employment Agreement, dated July 17, 2025, by and between the Registrant and Brett Director (incorporated by reference to exhibit 10.10 of the Form 8-K filed on July 17, 2025)
10.20†	Employment Agreement, dated July 17, 2025, by and between the Registrant and John Kim (incorporated by reference to exhibit 10.11 of the Form 8-K filed on July 17, 2025)
10.21†	Employment Agreement, dated July 17, 2025, by and between the Registrant and Greg Endo (incorporated by reference to exhibit 10.12 of the Form 8-K filed on July 17, 2025)
10.22+	Uncommitted Revolving Credit Agreement, dated September 7, 2025, by and between the Registrant and Galaxy Digital LLC (incorporated by reference to exhibit 10.1 of the Form 8-K filed September 8, 2025)
10.23+	Master Loan Agreement, dated October 12, 2025, by and between the Registrant and Two Prime Lending Limited (incorporated by reference to exhibit 10.1 of the Form 8-K filed October 14, 2025)
10.24	Amendment No. 1 to Master Loan Agreement, dated February 10, 2026, between the Company and Two Prime Lending Limited (incorporated by reference to exhibit 10.1 of the Form 8-K filed February 11, 2026)
10.25	Asset Purchase Agreement, dated October 15, 2025, by and between the Registrant and Venom EV, LLC (incorporated by reference to exhibit 10.1 of the Form 8-K filed October 16, 2025)
19.1*	Empery Digital Inc. Insider Trading Policy
21.1	List of subsidiaries (incorporated by reference to exhibit 21.1 of the Form S-1 file number 333-259468)
23.1*	Consent of MaloneBailey LLP
31.1*	Certification of the Co-Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934
31.2*	Certification of the Co-Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934
31.3*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934
32.1*(1)	Certification of the Co-Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*(1)	Certification of the Co-Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.3*(1)	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1	Dodd-Frank Restatement Recoupment Policy (incorporated by reference to exhibit 97 of Form 10-K filed on March 28, 2024)

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted in IXBRL, and included in exhibit 101).

*	Filed herewith.
+	Pursuant to Item 601(b)(10)(iv) of Regulation S-K promulgated by the SEC, certain portions of this exhibit have been redacted. The Company hereby agrees to furnish supplementally to the SEC, upon its request, an unredacted copy of this exhibit.
†	Indicates management contract or compensatory plan, contract or arrangement.

(1)	The certifications on Exhibit 32 hereto are deemed not “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that Section. Such certifications will not be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EMPERY DIGITAL INC.

SIGNATURE	TITLE	DATE

/s/ Ryan Lane	Co-Chief Executive Officer and Director	March 27, 2026
Ryan Lane	(principal executive officer)

/s/ John Kim	Co-Chief Executive Officer and Director	March 27, 2026
John Kim

/s/ Greg Endo	Chief Financial Officer	March 27, 2026
Greg Endo	(principal financial and accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on March 27, 2026.

Signature	Title

/s/ Ryan Lane	Co-Chief Executive Officer
Ryan Lane	(Principal Executive Officer)
Chairman

/s/ John Kim	Co-Chief Executive Officer
John Kim	Director

/s/ Greg Endo	Chief Financial Officer
Greg Endo	(Principal Financial Officer and
Principal Accounting Officer)

/s/ Jonathan P. Foster	Director
Jonathan P. Foster

/s/ Adrian Solgaard	Director
Adrian Solgaard

/s/ Om Olason	Director
Orn Olason

/s/ Rohan Chauhan	Director
Rohan Chauhan

/s/ Matthew Homer	Director
Matthew Homer

/s/ Ian Read	Director
Ian Read

