Form 10-K/A
period 2025-12-31
Empery Digital Inc.
filed 2026-04-21
CIK 1829794

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

As of April 17, 2026, there were 27,667,402 outstanding shares of our common stock. The aggregate market value of shares of common stock held by non-affiliates as of June 30, 2025 was $3,709,736 based on the closing sale price as reported by the NASDAQ Stock Market.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

This Amendment No. 1 to the Annual Report on Form 10-K/A (this “Amendment”) amends the Annual Report on Form 10-K for the fiscal year ended December 31, 2025 originally filed with the SEC on March 27, 2026 (the “Original Filing”) by Empery Digital Inc., a Delaware corporation (the “Company”).

This Amendment is being filed solely for the purposes of including the information required by Items 10 through 14 of Part III of Form 10-K. This information was previously omitted from the Original Filing in reliance on General Instruction G(3) to Form 10-K, which permits such information to be incorporated in the Original Filing by reference from the Company’s definitive proxy statement so long as such proxy statement is filed no later than 120 days after the fiscal year-end. We are filing this Amendment because we believe we will not file a definitive proxy statement containing such information within 120 days after the end of the fiscal year covered by the Original Filing. Accordingly, this Amendment amends and restates in their entirety Items 10 through 14 of the Original Filing. In addition, certain revisions have been made to the cover page, including the deletion of the reference to our proxy statement and inclusion of updated outstanding share information.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) this Amendment also contains new certifications by the principal executive officer and the principal financial officer as required by Section 302 of the Sarbanes-Oxley Act of 2002. Accordingly, Item 15(a)(3) of Part IV is amended to include the currently dated certifications as exhibits. Because no financial statements have been included in this Amendment and this Amendment does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted and we are not including new certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Except as described above or as expressly noted in this Amendment, no other changes have been made to the Original Filing. The Original Filing continues to speak as of the date of the Original Filing, and the Company has not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the Original Filing.

All references herein to the “Company,” “we,” “us,” “our” and “Empery Digital” refer to Empery Digital Inc., and the terms “Board of Directors” and “Board” refers to the Board of Directors of the Company.

i

ii

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

Ryan Lane Co-Chief Executive Officer Chairman Age: 48 Director Since: 2025 Committees: None

Mr. Lane joined our Board as Chairman in July 2025 and became our Co-Chief Executive Officer on July 17, 2025, responsible for implementing our digital asset treasury strategy. Mr. Lane founded Empery Asset Management, LP in July 2008 and has served as a principal and managing member since this time. Mr. Lane, along with his firm, has negotiated and invested in hundreds of publicly listed companies since 2008. Mr. Lane’s deep expertise across capital structure and capital markets allows him to design and negotiate bespoke structural solutions for companies across a wide range of industries. Mr. Lane received a Bachelors Degree in Finance and Accounting from Franklin & Marshall College in 2000. We believe that Mr. Lane’s extensive experience in capital structure, capital markets and negotiations provide him with a unique set of qualifications to serve as a director.

John Kim Co-Chief Executive Officer Age: 55 Director Since: 2021 Committees: None

Mr. Kim joined our Board in July 2021 and became our Chief Executive Officer and President on February 3, 2024. Mr. Kim served on our Audit Committee, Compensation Committee and our Nominating and Governance Committee until January 28, 2024, prior to his appointment as our CEO. On July 17, 2025, Mr. Kim became Co-Chief Executive Officer and is responsible for our vehicle development and vendor manufacturing relationships. Mr. Kim is a serial entrepreneur and product designer and is currently a private investor. Mr. Kim was the Chief Executive Officer and founder of Super73 Inc, one of the world’s leading electric bicycle companies from 2012 until 2019. In 2003, Mr. Kim founded U-Life, an internet enabled home appliance company in South Korea, which was acquired by LG in 2006. Before his career as an entrepreneur, Mr. Kim was the principal designer for Yahoo Search, a car designer at Honda, and a former U.S. Army paratrooper. Mr. Kim received a Masters Degree in Design from Stanford University in 2001. We believe that Mr. Kim’s experience in the electric bicycle industry and his extensive product design experience provide him with the qualifications to serve as a director.

Ian Read Age: 72 Director Since: 2025 Committees: • Audit (beginning August 2025) • Compensation (beginning August 2025) • Nominating and Governance (Chair) (beginning August 2025)	Mr. Read joined our Board in July 2025 and has served on the Audit, Compensation and Nominating and Governance Committees since August 2025. Mr. Read brings more than 40 years senior management and governance experience holding a variety of executive and board positions. Mr. Read has served as a senior operating executive for The Carlyle Group’s Global Healthcare Group since June 2020. Previously served as Chief Executive Officer of Pfizer, Inc from 2010 to 2018, including as Executive Chairman of the Board of Directors in 2019, Lead Director of Kimberly Clark and Board Member from 2007 to 2022, Chairman of the Board of DXC Technologies from 2019 to 2023. Mr. Read holds a Bachelor of Science Degree from Imperial College with a focus on Chemical Engineering. We believe that Mr. Read’s public company experience as an executive officer and extensive experience serving as a director provides him with the qualifications to serve as a director.

Matthew Homer Age: 43 Director Since: 2025 Committees: • Audit (Chair) (beginning August 2025) • Compensation (beginning August 2025) • Nominating and Governance (beginning August 2025)

Mr. Homer joined our Board in July 2025 and has served on the Audit, Compensation and Nominating and Governance Committees since August 2025. Mr. Homer brings more than 15 years of financial services, digital asset, and regulatory experience, including as General Partner of venture capital firm The Venture Dept. since January 2023, as Operating Partner and Limited Partner Advisor of Nyca Partners since June 2021, a member of the Board of Managers of Gemini Trust Company since April 2022, a member of the Board of Managers of Standard Custody & Trust Company since September 2022, and Executive Deputy Superintendent of Research & Innovation of the New York State Department of Financial Services from September 2019 to June 2021. Mr. Homer received a Master of Public Policy from Harvard Kennedy School in 2010 and a B.A. in Economics, magna cum laude, from the University of Utah in 2007. We believe that Mr. Homer’s digital asset, financial services, and regulatory experience qualifies him to serve as a director.

Jonathan Foster Age: 62 Director Since: 2021 Committees: • Audit • Compensation (Chair) • Nominating and Governance

Mr. Foster joined our Board in June 2021. Mr. Foster has served as the Chief Financial Officer and Executive Vice President for Moleculin Biotech, Inc. since August 2016. Mr. Foster brings more than 40 years of financial experience, including through holding a variety of executive and senior financial positions with public, private, start-up to large corporate and international companies. Mr. Foster serves on the Board of Directors of Autonomix Medical, Inc. (AMIX), a medical device company listed on Nasdaq, since January 2022. From February 2012 to August 2016, Mr. Foster served as Chief Financial Officer and Executive Vice President of InfuSystem Holdings, Inc., a national provider of infusion pumps and related services to the healthcare industry. From May 2011 to January 2012, Mr. Foster served as a consultant to the Chief Financial Officer of LSG Sky Chefs, USA, Inc., a subsidiary of Deutsche Lufthansa AG. Mr. Foster served on the board of Financial Institutions for the State of South Carolina from 2006 to 2012, and from June 2018 until December 2021 when the company was acquired, Mr. Foster served on the board of directors of Soliton, Inc., a medical device company focused on developing new technology for use in aesthetics, where he was the chair of the Strategic Alternative, Audit Committee and Compensation Committee, and previously served as chair of the Nominating & Governance Committees. Prior to May 2011, Mr. Foster served in lead financial roles with a private manufacturer of hardware and in manufacturing divisions of Schlumberger, Ltd. He began his career with Deloitte in Charlotte and Atlanta. Mr. Foster is a Certified Public Accountant (South Carolina) and holds the designation of Chartered Global Management Accountant from the American Institute of Certified Public Accountants. He received his Bachelor of Science in Accounting from Clemson University in 1985. We believe that Mr. Foster’s public company experience as an executive officer and director and his extensive accounting experience provide him with the qualifications to serve as a director.

Adrian Solgaard Age: 40 Director Since: 2024 Committees: • Audit (July 2024 until February 2025) • Compensation (July 2024 until August 2025)

Mr. Solgaard joined our Board in July 2024. Mr. Solgaard has served as the CEO and Founder of sustainable travel goods and accessories brand, Solgaard Design since March 2016. A serial entrepreneur and seasoned startup founder and CEO, Mr. Solgaard has successfully launched, designed and brought to market an innovative range of sustainable travel and lifestyle consumer products and accessories. A thought leader in the sustainable product design and entrepreneurship industries, Adrian has been featured across various high-profile media outlets, including Entrepreneur, Forbes, Good Morning America, LinkedIn News, Sky News International, and The Los Angeles Times. We believe that Mr. Solgaard’s experience as a CEO and entrepreneur provides him with the qualifications to serve as a director.

Orn Olason Age: 55 Director Since: 2024 Committees: • Nominating and Governance (until August 2025) • Audit (February 2025 to August 2025)

Mr. Olason joined our Board in December 2024. Mr. Olason has served as the co-founder and executive director of THANK YOU®, a creative studio with global clients and projects that span product design, creative ventures, brand identity and strategic vision, since January 2006. Mr. Olason brings a big-vision perspective and an ability to distill complex business and customer challenges into original, relatable, holistic concepts. Mr. Olason is also the co-founder of Girls are Awesome, a platform and brand dedicated to creating a larger and more diverse female representation in society, and of Copenhagen Distillery in 2015 .  We believe that Mr. Olason’s experience as the founder and executive director of THANK YOU provides him with the qualifications to serve as a director.

Rohan Chauhan Age: 38 Director Since: 2025 Committees: None	Mr. Chauhan joined our Board in July 2025. Mr. Chauhan has been the President of Cubist, Inc. since January 2026, a company that develops cross-chain infrastructure for programmable money, tokenized assets, and on chain finance to power digital asset operations with the rigor and accountability of modern finance. From September 2024 until December 2025, Mr. Chauhan was the Director of Strategy at Gemini, and the CEO & Chairman of Gemini Titan. From July 2022 until January 2025, Mr. Chauhan was a senior member of the business development team at Hudson River Trading. From March 2018 until July 2022, Mr. Chauhan was a trader at GIC (Singapore’s sovereign wealth fund). Mr. Chauhan holds B.E. and M.E. degrees in Engineering from The Cooper Union and is a CFA charter holder. We believe that Mr. Chauhan’s digital asset and investment experience qualifies him to serve as a director.

Executive Officers Who are Not Serving as Directors

Below is information regarding our current executive officers who are not a director of the Company, including their title, age and brief biography describing their business experience. These executive officers have no family relationship with any other executive officer or any of our current directors.

Name and Position	Age	Business Experience
Greg Endo Chief Financial Officer and Executive Vice-President	60

Mr. Endo has served as our Chief Financial Officer (“CFO”) and Executive Vice-President since June 7, 2021. Prior to joining Empery Digital, Mr. Endo worked for over 26 years at Deloitte & Touche LLP. From August 1994 until his retirement in September 2020, Mr. Endo was an audit and advisory partner, advising public and private companies in the manufacturing, technology, and real estate industries. He has assisted clients with merger and acquisition transactions, equity and debt financings, IT implementations and business process design and controls. From January 2021 to May 2021, Mr. Endo served as a consultant providing audit-related services to Marcum LLP and Marcum Bernstein & Pinchuk LLP. Mr. Endo is a certified public accountant in Texas. Mr. Endo has a Bachelors degree in Business Administration and a Master in Professional Accounting, both from the University of Texas at Austin and is a U.S. Army and Texas National Guard veteran.

Timothy Silver Chief Operating Officer	38

Mr. Silver has served as our Chief Operating Officer since July 2025. Mr. Silver has served as a portfolio manager at Empery Asset Management, LP since May 2021 and was previously an associate at Lazard from August 2018 to April 2021. Mr. Silver is a capital markets expert with extensive experience executing direct financings across the capital structure and establishing systems and processes for reliable fund management. Mr. Silver received a BA in Mathematical Economics from Colgate University in May 2010 and an MBA from Columbia University in May 2018. Mr. Silver is a CFA charter holder.

Brett Director Vice President – Legal	56	Mr. Director has served as our Vice President – Legal since July 2025. Mr. Director has served as General Counsel and Chief Compliance Officer at Empery Asset Management, LP since October 2014, prior to which he practiced as a Special Counsel at Schulte Roth & Zabel LLP since 1998. Mr. Director has three decades of experience focused primarily on structuring, negotiating and documenting capital raising transactions, including the issuance of equity, equity-linked and debt securities in private placements and public offerings. Mr. Director received a BA in Accounting from Franklin & Marshall College in 1990 and a JD from the Syracuse University College of Law in 1995.

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

Director Independence

Pursuant to Rule 5605(b)(1) of the Nasdaq listing standards, a majority of the members of the Board must be “independent directors” as that term is defined by Nasdaq Rule 5605(a)(2). Our Board has evaluated the independence of its current members based upon the applicable SEC rules and Nasdaq director independence standards. Applying these standards, our Board has affirmatively determined that Messrs. Read, Homer, Foster, Solgaard and Olason are “independent directors” under the applicable rules. We have determined that Mr. Lane and Mr. Kim are not “independent directors” under the applicable rules.

Insider Trading Policy

Our Board has adopted an Insider Trading Policy that applies to all of our directors, executive officers, and employees. The policy attempts to establish standards that will avoid even the appearance of improper conduct on the part of insiders by requiring, among other things, that insiders maintain the confidentiality of information about the Company and to not engage in transactions in the Company’s securities while aware of material nonpublic information. Our Insider Trading Policy is available on our website at www.emperydigital.com under “Investors—Governance—Governance Documents.”

Hedging and Pledging Policy

Hedging Transactions. Hedging or monetization transactions can be accomplished through a number of possible mechanisms, including through the use of financial instruments such as prepaid variable forwards, equity swaps, collars and exchange funds. Such transactions may permit a director, officer or employee to continue to own the Company’s securities obtained through employee benefit plans or otherwise, but without the full risks and rewards of ownership. When that occurs, the director, officer or employee may no longer have the same objectives as the Company’s other shareholders. Therefore, directors, officers and employees are prohibited from engaging in any such transactions, without receiving for approval by the Compliance Officer. Any request for clearance of a hedging or similar arrangement must be submitted to the Compliance Officer at least two weeks prior to the proposed execution of documents evidencing the proposed transaction and must set forth a justification for the proposed transaction.

Margin Accounts and Pledged Securities. Securities held in a margin account as collateral for a margin loan may be sold by the broker without the customer’s consent if the customer fails to meet a margin call. Similarly, securities pledged (or hypothecated) as collateral for a loan may be sold in foreclosure if the borrower defaults on the loan. Because a margin sale or foreclosure sale may occur at a time when the pledgor is aware of material nonpublic information or otherwise is not permitted to trade in the Company’s securities, directors, officers and other employees are prohibited from holding the Company’s securities in a margin account or otherwise pledging the Company’s securities as collateral for a loan.

Leadership Structure

Until July 2025, the roles of the Chair and CEO were filled by separate individuals. Ms. Karin-Joyce Tjon was nominated to serve as Chair beginning in October 2024 and served in this role until July 2025. Mr. John Kim has served as our CEO from February 2024 until July 2025, when he became Co-CEO along with Mr. Lane, who was also appointed as Chairman of the Board. The Board has determined that having a combined Co-CEO and Chairman role is in the best interests of our stockholders at this time. Our Board believes that the Company and our stockholders benefit from Mr. Lane’s extensive knowledge of the Company and its industry and commitment to advancing our mission and strategic objectives.

We believe that independent and effective oversight of the Company’s business and affairs is maintained through the composition of the Board, the leadership of our independent directors and Board committees and our governance structures and processes. The Board’s Audit, Compensation and Nominating and Governance Committees are composed solely of independent directors.

Code of Ethics

We have adopted a written Code of Ethics that applies to our directors, officers and employees, including our principal executive officer, principal financial officer and principal accounting officer or controller, or persons performing similar functions. This code set forth certain fundamental ethical principles to which these individuals are expected to adhere and serves as a tool to help our directors, officers and employees understand the high ethical standards required for employment by, or association with, our Company. A copy of our Code of Ethics is available on our website at www.emperydigital.com under “Investors—Governance—Governance Documents”. We expect that any amendments to our Code of Ethics, or any waivers of its requirements, will be disclosed on our website, as well as by any other means required by Nasdaq rules.

Risk Management and Oversight

Our Board oversees our risk management process, which is a company-wide approach to risk management that is carried out day-to-day by our management. Our full Board determines the appropriate risk for us generally, assesses the specific risks faced by us, and reviews the steps taken by management to manage those risks. While our full Board maintains the ultimate oversight responsibility for the risk management process, its committees oversee risk within their specific area of concern. In particular, the Audit Committee oversees the risks associated with the Company’s financial reporting and internal controls, as well as overall risk management, including with respect to legal and regulatory matters and risks related to information security, cyber security and data privacy and protection. Each committee reports to our Board of Directors on a regular basis, including reports with respect to the committee’s risk oversight activities as appropriate.

Pursuant to our Board’s instruction, management regularly reports on applicable risks, including cybersecurity risks, to the relevant committee or the full Board, as appropriate, with additional review or reporting on risks conducted as needed or as requested by our Board and its committees.

Stockholder Communications and Attendance at Annual Meetings and Board Meetings

Stockholders may communicate with our Board by contacting the Corporate Secretary, Empery Digital Inc., 3121 Eagles Nest St., Suite 120, Round Rock, Texas 78665. All communications will be forwarded directly to the Chairman for consideration.

The Board members are not required to attend our annual meetings of stockholders. However, all directors are encouraged to attend every annual meeting of stockholders as we believe that the Annual Meeting is an opportunity for stockholders to communicate directly with directors. All of our directors attended last year’s virtual annual meeting of stockholders.

During 2025, our Board held 16 meetings. During such time, each director then serving on the Board attended at least 75% of the meetings of the Board and committees on which they served (during the period when they served).

Committees of the Board of Directors

From the date of our initial public offering, our Board has had three (3) separately designated standing committees to assist with the discharge of its responsibilities. These committees include the Audit Committee, the Compensation Committee and the Nominating and Governance Committee. Our Board also may establish such other committees as it deems appropriate, in accordance with applicable law and regulations and our corporate governance documents. Each of these committees operates under a charter that was approved by our Board. The charters of each of the Audit Committee, Compensation Committee and Nominating and Governance Committee are available on our website at www.emperydigital.com under “Investors—Governance—Governance Documents.”

The names of the current members (chairs specifically noted) and highlights of some of the key oversight responsibilities of the Board committees are set forth below.

Audit Committee
Members: • Matthew Homer • Ian Read • Jonathan Foster

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

•      pre-approving all audit and permitted non-audit and tax services that may be provided by the independent auditors, and establishing such pre-approval policies and procedures;

•      reviewing and discussing the audit results, including any comments and recommendations of the independent auditor and the responses of management to such recommendations;

•      reviewing and discussing the annual and quarterly financial statements with management and the independent auditor;

•      reviewing the adequacy and effectiveness of internal controls and procedures, including reviewing disclosures about any significant deficiencies or material weaknesses in the design or operation of internal controls;

•      establishing procedures regarding the receipt, retention and treatment of complaints received regarding the accounting, internal accounting controls, or auditing matters and conducting or authorizing investigations into any matters within the scope of the responsibility of the audit committee;

•      overseeing the implementation and administration of the Company’s ethics and compliance functions, including compliance with the Company’s Code of Ethics, reviewing transactions with related persons for potential conflict of interest situations;

•      overseeing the Company’s policies, procedures and practices with respect to risk assessment and management and discussing with management the Company’s material risks, including financial risks and risks related to information security, cyber security and data privacy and protection; and

•  reviewing and discussing with management the integrity of the Company’s information technology systems, processes and data, and related risks.

Meetings in 2025: 4 Took actions through written consent in 2025: 2

✔ All members of the Audit Committee are independent

✔ All members of the Audit Committee are financially literate

✔ Mr. Homer, Mr. Read and Mr. Foster are each considered an “audit committee financial expert” with accounting or related financial management expertise in accordance with the U.S. Securities and Exchange Commission’s (“SEC”) rules and regulations and Nasdaq rules

✔ Mr. Homer and Mr. Read began serving on the Audit Committee in August 2025. Mr. Homer has been serving as Chair since August 2025.

✔ Mr. Foster began serving on the Audit Committee in August 2021.

✔ Mr. Solgaard served on the Audit Committee beginning in July 2024 when he was appointed to the Board and ceased serving on the Audit Committee in February 2025 when Mr. Olason was appointed to the Audit Committee.

✔ Mr. Olason served on the Audit Committee beginning February 2025 until August 2025.

✔ Ms. Tjon served on the Audit Committee as Chair beginning
August 2021 until August 2025. Ms. Tjon was considered an “audit committee financial expert” when she was serving on the Audit Committee.

Compensation Committee
Members: • Jonathan Foster • Ian Read • Matthew Homer

Key Oversight Responsibilities:

•     reviewing and establishing the Company’s overall compensation strategy, including base salary, incentive compensation and equity-based grants, to provide for appropriate rewards and incentives for the Company’s executive officers;

•     reviewing corporate goals and objectives for the Co-CEOs’ compensation plan, evaluate the Co-CEO’s performance in light of these goals and objectives, and recommending to the Board for determination, the Co-CEOs’ and other executive officers’ compensation level based on this evaluation and the most recent stockholder advisory vote, if any, on executive compensation (“Say on Pay Vote”);

•     reviewing and recommending all elements and amounts of compensation for the executive officers other than the Co-CEOs, including any performance goals applicable to those executive officers and in light of the most recent Say on Pay Vote;

•    reviewing, approving and, when appropriate, recommending to the Board for approval, incentive compensation plans and equity-based plans, and where appropriate or required, recommending such plans for approval by the stockholders, including the ability to adopt, amend and terminate such plans;

•     reviewing and recommending director compensation levels on the Board, including recommending any changes to the Board;

•    to the extent such disclosure is required by the Securities Exchange Act of 1934, as amended (the “Exchange Act”), causing to be prepared a committee report for inclusion in applicable SEC filings;

•     reviewing and approving any employment agreements, severance agreements or change of control agreements that are entered into with the
Co-CEOs and certain executive officers;

•    monitoring the Company’s compliance with the Sarbanes-Oxley Act of 2002 relating to loans to directors and officers;

•    reviewing and selecting, to the extent the Committee determines advisable, a peer group for purposes of assessing compensation for executive officers and/or non-employee directors;

•     administering the Company’s clawback policy;

•     reviewing the Company’s strategies, initiatives and programs with respect to the Company’s culture, talent recruitment, development and retention, and employee engagement; and

•     reviewing and recommending the level and form of non-employee director compensation and benefits.

The Compensation Committee may invite such members of management to its meetings as it deems appropriate. However, the Compensation Committee generally meets without members of management present, and in all cases the Company’s Co-CEOs and any other such officers are not present at meetings at which their compensation or performance is discussed or determined.

The Compensation Committee may delegate any of its responsibilities to a subcommittee as it may deem appropriate in its sole discretion.

Neither the Compensation Committee nor the Company engaged a compensation consultant during the 2025 fiscal year to advise on executive officer or director compensation.

Nominating and Governance Committee

Members: • Ian Read • Matthew Homer • Jonathan Foster

Key Oversight Responsibilities:

•      recommending persons for election as directors by the stockholders;

•     recommending persons for appointment as directors to the extent necessary to fill any vacancies or newly created directorships;

•     reviewing annually the skills and characteristics required of directors and each incumbent director’s continued service on the Board;

•     reviewing any stockholder proposals and stockholder nominations for directors;

•     assisting the Board in developing and evaluating potential candidates for senior management positions and overseeing succession planning;

•     advising the Board on the appropriate structure and operations of the Board and its committees;

•     reviewing and recommending standing Board committee assignments;

•    annually reviewing and assessing the adequacy of the corporate governance policies and procedures and the Company’s Code of Ethics and recommending any proposed changes to the Board for approval;

•     making recommendations and policies for the Board regarding corporate governance issues that arise from time to time; and

•     considering and reporting to the Board or the Audit Committee, as applicable, any questions of possible conflicts of interest of Board members.

Meetings in 2025: 2 Took actions through written consent in 2025: 1

✔ All members of the Nominating and Governance Committee are independent

✔ Mr. Read and Mr. Homer began serving on the Nominating and Governance Committee in August 2025. Mr. Read has been serving as Chair since August 2025.

✔ Mr. Foster began serving on the Nominating and Governance Committee in August 2021.

✔ Mr. Solgaard served on the Nominating Committee beginning in July 2024 when he was appointed to the Board until August 2025.

✔ Ms. Tjon served on the Nominating Committee as Chair beginning in August 2021 until August 2025.

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

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our directors and executive officers and persons who own more than 10% of the outstanding shares of the Company’s common stock, par value $0.00001 per share (the “common stock”) to file reports with the SEC disclosing their ownership of common stock at the time they become subject to Section 16(a) and changes in such ownership that occur during the year. Based solely on a review of copies of such reports furnished to us, or on written representations that no reports were required, we believe that all directors, executive officers and holders of more than 10% of the common stock complied in a timely manner with the filing requirements applicable to them with respect to transactions during the year ended December 31, 2025, with the exception of one late Form 3 and one late Form 4 filing by each of Mr. Timothy Silver, Mr. Brett Director, Mr. Matthew Homer and Mr. Rohan Chauhan in connection with their appointment as officers and directors, respectively, and their associated grants of stock options, each in connection with the Company’s July 2025 private placement transactions. Such filings were late due to delays by the SEC in EDGAR code approval.

ITEM 11. EXECUTIVE COMPENSATION

Executive Compensation

Our named executive officers named in the Summary Compensation Table (such executive officers are referred to herein as the “Named Executive Officers” or “NEOs”) for 2025 and 2024, which consist of (a) all individuals serving as our principal executive officer during the fiscal year, (b) the Company’s two other most highly compensated executive officers who were serving as executive officers at the end of the last completed fiscal year, and (c) two additional individuals for whom disclosure would have been provided pursuant to the preceding clause (b) but for the fact that the individual was not serving as an executive officer of the Company at the end of the last completed fiscal year, are:

•	Ryan Lane, Co-Chief Executive Officer;
•	John Kim, Co-Chief Executive Officer;
•	Greg Endo, Chief Financial Officer;
•	Jordan Davis, Former Chief Executive Officer

Our Compensation Committee was responsible for determining the compensation of our NEOs. Mr. Davis resigned as the Company’s Chief Executive Officer effective February 2, 2024, and Mr. Kim was appointed the Company’s Chief Executive Officer and President effective February 3, 2024. On July 17, 2025, Mr. Kim and Mr. Lane became co-Chief Executive Officers (together, the “Co-CEOs”, and each, a “Co-CEO”) of the Company, and Mr. Kim’s title was changed from Chief Executive Officer and President to Co-CEO at that time.

Summary Compensation Table

The following table presents summary information regarding the total compensation awarded to, earned by and paid to our NEOs for the years ended December 31, 2025 and 2024:

Name and Principal Position	Year	Salary ($)	Option Awards ($)(1)	Nonequity incentive plan compensation ($)	All other compensation ($)	Total ($)
Ryan Lane,	2025	102,260	–	225,000	–	327,260
Co-CEO (3)(4)	2024	–	–	–	–	–

John Kim,	2025	538,670	804,144	225,000	–	1,567,817
Co-CEO (2)(3)(4)	2024	733,333	–	250,000	–	983,333

Greg Endo,	2025	296,250	321,658	150,000	–	767,908
CFO(2)(3)(4)	2024	261,562	–	150,000	–	411,562

Jordan Davis,	2025	–	–	–	–	–
Former CEO(5)	2024	30,201	–	–	15,168	45,369

_____________________

(1)	The amounts shown in this column represent the full grant date fair value of the stock options calculated in accordance with FASB ASC Topic 718. These amounts do not necessarily correspond to the actual value that may be realized by the NEO. The assumptions made in the valuation of the awards to Mr. Kim and Mr. Endo include volatility of 146%, risk free interest rate of 4.25%, expective life of 5.5 years and no dividends. For a summary of the assumptions made in the valuation of the award to Mr. Silver, please see Note 13 to our consolidated financial statements included in Annual Report on Form 10-K for the year ended December 31, 2025. For further information on Mr. Kim’s and Mr. Endo’s stock options, see “Narrative Disclosure to Summary Compensation Table – Equity Awards”.
(2)	Mr. Kim and Mr. Endo were granted stock options to purchase up to 180,375 and 72,150 shares of common stock, respectively, at an initial exercise price of $4.56 (after adjustment for the 1-for-8 reverse stock split of its common stock on June 11, 2025). These stock options were approved by the stockholders of the at the Company’s May 30, 2025 annual stockholder meeting. The options have a term of 10 years from issuance and are fully vested. In conjunction with the July 2025 private placements, Mr. Kim and Mr. Endo agreed to change the exercise price to $10.00. No other terms of these options were modified.
(3)	As part of the employment agreements with Mr. Lane, Mr. Kim, and Mr. Endo entered in connection with the July 2025 private placements, each was paid a bonus of $225,000, $225,000 and $150,000, respectively. As part of the employment agreement in effect for Mr. Kim prior to the July 2025 private placements, Mr. Kim was paid a bonus of $250,000 upon completion of the audit of the Company’s 2024 financial statements. As part of the employment agreement in effect for Mr. Endo prior to the July 2025 private placements, Mr. Endo was eligible to be paid a bonus of up to $150,000 (50% of his annual salary), subject to approval by the compensation committee of the Board of Directors (which approval of $150,000 was granted) and was paid upon completion of the audit of the Company’s 2024 financial statements. These amounts were accrued as of December 31, 2024.
(4)	In connection with the employment agreements for Mr. Lane, Mr. Kim and Mr. Endo completed in connection with the July 2025 private placements, each was conditionally granted stock options to purchase up to 1,792,812, 1,494,010 and 747,005 shares of common stock, respectively, at an exercise price of $10.00 per share, the exercisability of which are subject to stockholder approval of a new stock plan. The options have a term of 10 years from issuance and will vest in 20% installments based upon the achievement of certain milestones tied to the volume weighted average price (“VWAP”) of the common stock, fully vesting if the VWAP on any trading day reaches $30.00 (the “Applicable Vesting Schedule”). As of April 17, 2026, 80% of the options have been vested. Since stockholder approval has not yet been obtained, these stock options are excluded from this table.
(5)	Jordan Davis resigned as the Company’s Chief Executive Officer effective February 2, 2024. John Kim was appointed the Company’s Chief Executive Officer and President effective February 3, 2024. Other compensation includes $12,500 paid to Mr. Davis for consulting services provided for the transition of his duties to Mr. Kim and $2,668 related to the Company gifting Mr. Davis two Volcon Brat eBikes.

Narrative Disclosure to Summary Compensation Table

General

We have compensated our NEOs through a combination of base salary, cash bonuses, equity awards and other benefits. Each of our NEOs has substantial responsibilities relating to our day-to-day operations.

Base Salary

The Compensation Committee reviews and approves base salaries of our NEOs. In setting the base salary of each NEO for the periods presented above, the Compensation Committee relied on market data. The Compensation Committee also may retain independent consultants as it deems appropriate. Salary levels are typically considered annually as part of our regularly scheduled performance review process and otherwise upon a promotion or other change in job responsibility. Neither the Compensation Committee nor the Company engaged a compensation consultant during the 2025 fiscal year to advise on executive officer or director compensation.

Bonus

Prior to July 2025, our CEO and CFO were eligible to receive an annual bonus as a set amount or a percentage of base salary based on our achievement of various metrics. Following July 2025, no NEO is entitled to an annual bonus. Our Board has discretion to determine whether and in what amounts or form (cash or stock) any such bonuses will be paid in a given year.

Equity Awards

The stock option awards granted to Mr. Kim and Mr. Endo reflected in the table above were issued outside of our 2021 Stock Plan and required stockholder approval, which was received at the May 30, 2025 annual stockholders’ meeting. The awards granted to Mr. Kim and Mr. Endo help align the interests of management and our stockholders and reward our executive officers for improved Company performance.

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

Perquisites

We do not provide our NEOs with any perquisites.

Executive Agreements

We have entered into an employment agreement with each of our Co-CEOs, Ryan Lane and John Kim, former CEO, Jordan Davis, and CFO, Greg Endo

Employment Agreement with Ryan Lane, Co-CEO

In connection with the July 2025 private placements, Mr. Lane was appointed to serve as both Chairman of the Board and Co-Chief Executive Officer (“Co-CEO”) of the Company. Mr. Lane signed an employment agreement with the Company, dated July 17, 2025, and his annual salary is $225,000. Mr. Lane was also paid a signing bonus of $225,000 and was granted 1,792,812 stock options from the Company’s 2025 Stock Plan to purchase the Company’s common stock at $10.00 per share with a ten-year term. The exercisability of these stock options is subject to stockholder approval of a 2025 Stock Plan. The options will vest in accordance with the Applicable Vesting Schedule. As of April 17, 2026, 80% of the options have been vested

If Mr. Lane’s employment is terminated at our election without “cause” (as defined in the employment agreement), Mr. Lane is entitled to receive severance payments equal to six months of Mr. Lane’s base salary. In addition, if Mr. Lane’s employment is terminated within six months prior to or ending 12 months following a change in control, Mr. Lane is entitled to receive severance payments equal to 12 months of his base salary.

Employment Agreement with John Kim, Co-CEO

In conjunction with the July 2025 private placements, the Company entered a new employment agreement with Mr. Kim, superseding his existing employment agreement, pursuant to which he became Co-CEO (alongside Mr. Lane) and remained on the Board. His annual salary under the new employment agreement is $225,000 and he received a signing bonus of $225,000 with no further bonuses due to Mr. Kim. Mr. Kim was granted 1,494,010 stock options with a ten-year term under the Company’s 2025 Stock Plan with an exercise price of $10.00 per share of the Company’s common stock. The exercisability of these stock options is subject to stockholder approval of the 2025 Stock Plan. The options will vest in accordance with the Applicable Vesting Schedule. As of April 17, 2026, 80% of the options have been vested

Mr. Kim was previously granted 180,375 stock options with an exercise price of $4.56 per share, eligible to vest on the earlier of (A) the first anniversary of issuance and (B) the date on which at least 90% of the Company’s convertible promissory notes outstanding as of January 30, 2023, are no longer outstanding. In connection with the July 2025 private placements, Mr. Kim agreed to an amendment of his previously granted stock options in May 2025 increasing the exercise price from $4.56 to $10.00 per share of the Company’s common stock. The stock options, as amended, remain outstanding.

If Mr. Kim’s employment is terminated at our election without “cause” (as defined in the employment agreement), Mr. Kim is entitled to receive severance payments equal to six months of his base salary. In addition, if Mr. Kim’s employment is terminated within six months prior to or ending 12 months following a change in control, Mr. Kim is entitled to receive severance payments equal to 12 months of his base salary.

Employment Agreement with Jordan Davis, former CEO

On August 5, 2021, we entered into an employment agreement with Jordan Davis pursuant to which Mr. Davis agreed to serve as our CEO commencing August 23, 2021 on an at-will basis. Mr. Davis resigned his position effective February 2, 2024.

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

Employment Agreement with Greg Endo, CFO

In conjunction with the July 2025 private placements, the Company entered a new employment agreement with Mr. Endo, superseding his existing employment agreement. Under his new employment agreement, Mr. Endo remains the Company’s CFO. His annual salary under the new employment agreement is $300,000 and he received a signing bonus of $150,000, with no further bonuses due to Mr. Endo. Mr. Endo was granted 747,005 stock options with a ten-year term under the Company’s 2025 Stock Plan with an exercise price of $10.00 per share of the Company’s common stock. The exercisability of these stock options is subject to stockholder approval of the 2025 Stock Plan. The options will vest in accordance with the Applicable Vesting Schedule. As of April 17, 2026, 80% of the options have been vested

Mr. Endo was previously granted 72,150 stock options with an exercise price of $4.56 per share, eligible to vest on the earlier of (A) the first anniversary of issuance and (B) the date on which at least 90% of the Company’s convertible promissory notes outstanding as of January 30, 2023, are no longer outstanding. In connection with the July 2025 private placements, Mr. Endo agreed to an amendment of his previously granted stock options in May 2025 increasing the exercise price from $4.56 to $10.00 per share of the Company’s common stock. The stock options, as amended, remain outstanding.

If Mr. Endo’s employment is terminated at our election without “cause” (as defined in the employment agreement), Mr. Endo is entitled to receive severance payments equal to six months of his base salary. In addition, if Mr. Endo’s employment is terminated within six months prior to or ending 12 months following a change in control, Mr. Endo is entitled to receive severance payments equal to 12 months of his base salary.

Compensation of Non-Employee Directors

Through July 2025 each non-employee director received an annual fee of $50,000 for being a member of the board which includes participation on any committee of the Board, paid quarterly, and equity-based compensation equal to $100,000 in the form of stock options or restricted stock units, subject to stockholder approval of an increase in the shares available for the Company’s 2021 Stock Plan. No equity-based compensation was granted in 2025 since the Company did not have sufficient shares available for grant under the Company’s 2021 Stock Plan and, in the place of the equity awards, the Company paid a cash fee in July 2025, which each director used to purchase common stock in the Company’s July 2025 private placements.

Following July 2025, each non-employee director receives an annual fee of $40,000 for being a member of the Board and an annual fee of $10,000 for each committee of the board, paid quarterly. In connection with the appointment of Mr. Read, Mr. Homer and Mr. Chauhan as directors, each was also granted stock options to purchase up to 298,802 shares of common stock at an exercise price of $10.00 per share of the Company’s common stock, the exercisability of which are subject to stockholder approval of a 2025 Stock Plan. The options have a term of 10 years from issuance and will vest in accordance with the Applicable Vesting Schedule. As of April 17, 2026, 80% of the options have been vested Ms. Tjon, Mr. Foster, Mr. Olason and Mr. Solgaard were each granted stock options to purchase up to 10,000 shares of common stock at an exercise price of $10.00 per share of the Company’s common stock, the exercisability of which are subject to stockholder approval of a new stock plan and will vest in accordance with the Applicable Vesting Schedule. As of April 17, 2026, 80% of the options have been vested. If successfully elected as director at the 2026 Annual Stockholders’ meeting, Mr. Foster will be granted 288,802 stock options with an exercise price of $10 per share of the Company’s common stock. The options have a term of 10 years from issuance and will vest in accordance with the Applicable Vesting Schedule. Since stockholder approval has not yet been obtained, these stock options are excluded from the table below.

The following table sets forth compensation paid or awarded to, or earned by, each of our directors (except for Mr. Lane and Mr. Kim, whose compensation is disclosed under “Executive Compensation—Summary Compensation Table” below) earned during 2025:

Name	Option Awards	Fees earned or paid in cash	Total
Ian Read	$–	$35,000	$35,000
Matthew Homer	$–	$35,000	$35,000
Rohan Chauhan	$–	$20,000	$20,000
Jonathan Foster	$–	$260,000	$260,000
Karin-Joyce Tjon	$–	$235,000	$235,000
Adrian Solgaard	$–	$145,000	$145,000
Orn Olason	$–	$145,000	$145,000

2021 Stock Plan

The 2021 Stock Plan was adopted by our Board in January 2021 and approved by our stockholders on March 24, 2021. The Compensation Committee, or our entire Board for the period prior to the establishment of our Compensation Committee, grants incentive awards to our eligible NEOs, directors, employees, and certain consultants under our 2021 Stock Plan in order to align the interests of our management team and employees with the interests of our stockholders and to create substantial incentives for the team to achieve our long-term goals. These awards enable us to provide competitive compensation to help in the recruitment of executives and employees and also, through vesting provisions, help to promote retention and long-term service of executives and key employees. There were no grants awarded during 2025 under the 2021 Stock Plan. Under the terms of outstanding awards, all unvested shares will lapse and be forfeited upon the termination of the participant’s employment with the Company.

Outstanding Equity Awards

The following table sets forth certain information concerning our outstanding options for our NEOs on December 31, 2025:

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
Ryan Lane	–	–	–	–
John Kim(1)	1	–	1,440,000	7/19/2031
	1	–	2,232,000	7/26/2032
	2	–	993,600	7/12/2033
	180,375	–	10.00	5/30/2035
Greg Endo(2)	3	–	1,440,000	6/7/2031
	2	–	993,600	7/12/2033
	72,150	–	10.00	5/30/2035
Jordan Davis(3)	–	–	–	–

_____________________

(1)	Mr. Kim’s stock options expiring on or before July 12, 2033 were granted to him as a board member and prior to him being appointed CEO on February 3, 2024 and Mr. Kim voluntarily forfeited these stock options in February 2026.
(2)	Mr. Endo voluntarily forfeited the stock options with expiration dates on or before July 13, 2033 in February 2026.
(3)	Mr. Davis resigned effective February 3, 2024, and all unvested options were canceled on this date. Mr. Davis did not exercise any vested options and these expired on May 3, 2024.

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

Recoupment Policy

We adopted the Empery Digital Inc. Dodd-Frank Restatement Recoupment Policy effective as of October 2, 2023. In the event that we are required to prepare a financial restatement, the Committee will recoup all erroneously awarded incentive-based compensation calculated on a pre-tax basis received after October 2, 2023, by a person (i) after beginning service as an executive officer, (ii) who served as an executive officer at any time during the performance period for that incentive-based compensation, and (iii) during the three completed fiscal years immediately preceding the date that the Company is required to prepare a Restatement, and any transition period (that results from a change in the Company’s fiscal year) of less than nine months within or immediately following those three completed fiscal years. The “clawback” or recoupment policy in our executive compensation program contributes to creating and maintaining a culture that emphasizes integrity and accountability and reinforces the performance-based principles underlying our executive compensation program.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Beneficial Ownership of Common Stock

The following table sets forth information regarding the beneficial ownership of our common stock as of April 17, 2026:

•	each person or group known by us to own beneficially more than five percent (5%) of the outstanding shares of common stock;
•	each of our directors;
•	each of our NEOs (defined herein); and
•	all of our directors and executive officers as a group.

We have determined beneficial ownership in accordance with the rules of the SEC. These rules generally provide that a person is the beneficial owner of securities if such person has or shares the power to vote or direct the voting of securities, or to dispose or direct the disposition of securities, or has the right to acquire such powers within 60 days through (i) the exercise of any option or warrant, (ii) the conversion of a security, (iii) the power to revoke a trust, discretionary account or similar arrangement or (iv) the automatic termination of a trust, discretionary account or similar arrangement. Except as otherwise indicated, we believe that the beneficial owners of common stock listed below, based on the information each of them has given to us, have sole investment and voting power with respect to their shares, except where community property laws may apply. Except as otherwise noted below, the address for each person or entity listed in the table is c/o Empery Digital Inc., 3121 Eagles Nest St, Suite 120, Round Rock, Texas 78665.

Name	Number of Shares Beneficially Owned	Percent of Class Beneficially Owned
Directors and NEOs
Ryan Lane(1)	3,030,345	10.95%
John Kim(2)	202,875	*
Greg Endo(3)	92,150	*
Jonathan P. Foster(4)	20,000	*
Adrian Solgaard(5)	10,000	*
Orn Olason(6)	10,000	*
Ian Read(7)	30,000	*
Matthew Homer(8)	–	*
Rohan Chauhan(9)	–	*
All Directors and Executive Officers as a Group (11 Persons)	4,304,276	14.94%

5% Stockholders:
ATG Capital Opportunities Fund LP(10)	4,500,000	16.26%
Anson Funds Management LP(11)	4,495,268	16.25%
Tice Brown(12)	3,342,022	12.08%
Empery Asset Management, LP(13)	2,930,345	10.59%
Streeterville Capital LLC(14)	1,832,000	6.62%

_____________________

†	Percentages are based on 27,667,402 shares of our common stock outstanding on April 17, 2026.
*	Denotes less than 1%.
(1)	Consists of (i) 100,000 shares of common stock purchased by Mr. Lane in the July 2025 private placements at $10.00 per share, and (ii) 2,930,345 shares of common stock held by funds affiliated with Empery Asset Management, LP (such funds, collectively, the “Empery Funds”). Mr. Lane, in his capacity as an investment manager of Empery Asset Management LP, may be deemed to have investment discretion and voting power over the shares held by each of the Empery Funds. Please see footnote (13) for information regarding the shares of common stock held by Empery Funds. Mr. Lane disclaims beneficial ownership of such securities except to the extent of his pecuniary interest therein. In addition, the Empery Funds hold (i) 344,949 fully-vested pre-funded warrants to purchase common stock with an exercise price of $0.00001 per share, (i) 493,751 fully vested warrants to purchase common stock with an exercise price $16.00 per share (both (iii) and (iv) being issued in the Company’s February 2025 equity offering), (iii) Series A Warrants issued in November 2023, exercisable for an aggregate of 834 shares of common stock, with an exercise price of $1,856.00 per share and which expire on November 22, 2029, and (iv) pre-funded warrants issued on June 24, 2025 to purchase an aggregate of 4,323 shares of Common Stock, with an exercise price of $0.00001 per share and which expire when fully exercised in accordance with their terms (collectively, the “EAP Warrants”). Each of the EAP Warrants are subject to an irrevocable beneficial ownership blocker whereby the Empery Funds cannot exercise any of the EAP Warrants to the extent that the Empery Asset Management would beneficially own, after any such exercise, more than 4.99% of the Company’s outstanding shares of common stock. Accordingly, none of the EAP Warrants are currently exercisable by the Empery Funds and are therefore not included in the above table. In addition, in connection with his appointment as Co-Chief Executive Officer and Chairman of the Board of Directors of the Company, Mr. Lane was also granted stock options to purchase up to 1,792,812 shares of common stock at an exercise price of $10.00 per share, the exercisability of which are subject to stockholder approval of a new stock plan. The options have a term of 10 years from issuance and will vest according to the Applicable Vesting Schedule. As of April 17, 2026, 80% of the options have been vested.
(2)	Consists of (i) 22,500 shares of common stock purchased in the July 2025 private placements at $10.00 per share (ii) 180,375 stock options with an exercise price of $10.00 per share that vested on May 30, 2025. In connection with the July 2025 private placements, Mr. Kim was also granted stock options to purchase up to 1,494,010 shares of common stock at an exercise price of $10.00 per share, the exercisability of which are subject to stockholder approval of a new stock plan. The options have a term of 10 years from issuance and will vest according to the Applicable Vesting Schedule. As of April 17, 2026, 80% of the options have been vested.

(3)	Consists of (i) 20,000 shares of common stock purchased in the July 2025 private placements at $10.00 per share, (ii) 72,150 stock options with an exercise price of $10.00 per share that vested on May 30, 2025. In connection with the July 2025 private placements, Mr. Endo was also granted stock options to purchase up to 747,005 shares of common stock at an exercise price of $10.00 per share, the exercisability of which are subject to stockholder approval of a new stock plan. The options have a term of 10 years from issuance and will vest according to the Applicable Vesting Schedule. As of April 17, 2026, 80% of the options have been vested.
(4)	Consists of 20,000 shares of common stock purchased in the July 2025 private placements at $10.00 per share. In connection with the July 2025 private placements, Mr. Foster was also granted stock options to purchase up to 10,000 shares of common stock at an exercise price of $10.00 per share, the exercisability of which are subject to stockholder approval of a new stock plan. The options have a term of 10 years from issuance and will vest according to the Applicable Vesting Schedule. As of April 17, 2026, 80% of the options have been vested.
(5)	Consists of 10,000 shares of common stock purchased in the July 2025 private placements at $10.00 per share. In connection with the July 2025 private placements, Mr. Solgaard was also granted stock options to purchase up to 10,000 shares of common stock at an exercise price of $10.00 per share, the exercisability of which are subject to stockholder approval of a new stock plan. The options have a term of 10 years from issuance and will vest according to the Applicable Vesting Schedule. As of April 17, 2026, 80% of the options have been vested.
(6)	Consists of 10,000 shares of common stock purchased in the July 2025 private placements at $10.00 per share. In connection with the July 2025 private placements, Mr. Olason was also granted stock options to purchase up to 10,000 shares of common stock at an exercise price of $10.00 per share, the exercisability of which are subject to stockholder approval of a new stock plan. The options have a term of 10 years from issuance and will vest according to the Applicable Vesting Schedule. As of April 17, 2026, 80% of the options have been vested.
(7)	Consists of 30,000 shares of common stock purchased by the Ian Charles Read Revocable Trust (“Trust”) in the July 2025 private placements at $10.00 per share. Mr. Read is the trustee of the Trust and may be deemed to have voting and dispositive power over the shares held by the Trust. In connection with the July 2025 private placements, Mr. Read was granted stock options to purchase up to 298,802 shares of common stock at an exercise price of $10.00 per share, the exercisability of which are subject to stockholder approval of a new stock plan. The options have a term of 10 years from issuance and will vest according to the Applicable Vesting Schedule. As of April 17, 2026, 80% of the options have been vested.
(8)	In connection with the July 2025 private placements, Mr. Homer was granted stock options to purchase up to 298,802 shares of common stock at an exercise price of $10.00 per share, the exercisability of which are subject to stockholder approval of a new stock plan. The options have a term of 10 years from issuance and will vest according to the Applicable Vesting Schedule. As of April 17, 2026, 80% of the options have been vested.
(9)	In connection with the July 2025 private placements, Mr. Chauhan was granted stock options to purchase up to 298,802 shares of common stock at an exercise price of $10.00 per share, the exercisability of which are subject to stockholder approval of a new stock plan. The options have a term of 10 years from issuance and will vest according to the Applicable Vesting Schedule. As of April 17, 2026, 80% of the options have been vested.
(10)	This information is based solely on a Schedule 13D/A, filed with the SEC on April 6, 2026 by ATG Capital Opportunities Fund LP, ATG Capital Management LP, ATG Capital Management GP LLC and Gabriel Gliksberg. The Schedule 13D/A reports that ATG Capital Opportunities Fund LP directly beneficially owns such shares, over which the other reporting persons may be deemed to have indirect beneficial ownership. The address for such reporting persons is 16690 Collins Avenue, Sunny Isles Beach, FL, 33160.
(11)	This information is based solely on a Schedule 13G, filed with the SEC on November 14, 2025 by Anson Funds Management LP, Anson Management GP LLC, Mr. Tony Moore, Anson Advisors Inc., Mr. Amin Nathoo and Mr. Moez Kassam to report their beneficial ownership as of September 30, 2025. The Schedule 13G reports that such reporting persons have beneficial ownership of an aggregate of 4,495,268 shares of common stock, inclusive of common stock underlying certain warrants held by the reporting persons which contain a 9.9% beneficial ownership limitation for exercise. The address for such reporting persons is 300 16000 Dallas Parkway, Suite 800, Dallas, Texas 75248.
(12)	This information is based solely on a Schedule 13D/A, filed with the SEC on March 18, 2026 by Tice Brown. The Schedule 13D/A reports that (i) 268,528 of such shares are directly held by Mr. Brown, (ii) 320,000 of such shares of common stock are held in Tice P. Brown's Roth IRA, over which shares of common stock Mr. Brown has the sole voting and dispositive power, and (iii) 2,753,494 of such shares are held in Woodmont Investing LLC, a single member LLC wholly owned by Mr. Brown, over which shares of common stock Mr. Brown has the sole voting and dispositive power. The address for Tice Brown is PO Box 20907, New York, NY, 10009.

(13)	Consists of 2,930,345 shares of common stock directly held by Empery Funds. Empery Asset Management, LP serves as the investment manager to each of the Empery Funds. Mr. Lane is the managing member of RML GP Owner, LLC, the managing member of Empery AM GP, LLC and the general partner of the Empery Asset Management, LP. As discussed in footnote (1) above, Mr. Lane may be deemed to have investment discretion and voting power over the shares held by each of the Empery Funds and disclaims beneficial ownership of such shares except to the extent of his pecuniary interests therein. In addition, the Empery Funds hold (iii) 344,949 fully-vested pre-funded warrants to purchase common stock with an exercise price of $0.00001 per share held by Empery Funds, and (iv) 493,751 fully vested warrants to purchase common stock with an exercise price $16.00 per share held by Empery Funds (both (iii) and (iv) being issued in the Company’s February 2025 equity offering offering), (iii) Series A Warrants issued in November 2023, exercisable for an aggregate of 834 shares of common stock, with an exercise price of $1856 per share and which expire on November 22, 2029, and (iv) pre-funded warrants issued on June 24, 2025 to purchase an aggregate of 4,323 shares of Common Stock, with an exercise price of $0.00001 per share and which expire when fully exercised in accordance with their terms (collectively, the “EAP Warrants”). Each of the EAP Warrants are subject to an irrevocable beneficial ownership blocker whereby the Empery Funds cannot exercise any of the EAP Warrants to the extent that the Empery Asset Management would beneficially own, after any such exercise, more than 4.99% of the Company’s outstanding shares of common stock. Accordingly, none of the EAP Warrants are currently exercisable by the Empery Funds and are therefore not included in the above table. The address for Empery Asset Management, LP is 1 Rockefeller Plaza, Suite 1205, New York, New York 10020.
(14)	This information is based solely on a Schedule 13G, filed with the SEC on November 17, 2025 by Streeterville Capital LLC, Streeterville Management LLC, and John M. Fife to report their beneficial ownership as of November 10, 2025. The Schedule 13G reported that such shares of common stock are held directly by Streeterville Capital LLC, over which Streeterville Management LLC, and John M. Fife have indirect beneficial ownership. The address for such reporting persons is 300 East Randolph Street, Suite 40.150, Chicago, IL 60601.

Securities Authorized for Issuance Under Equity Compensation Plans

The 2021 Stock Plan is a stock-based compensation plan that provides for discretionary grants of stock options, stock awards, stock unit awards and stock appreciation rights to key employees, non-employee directors and consultants.

The maximum number of shares of common stock that may be issued under the 2021 Stock Plan is 39.

The following table summarizes information about the outstanding equity plan as of December 31, 2025.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities in Column (a))
	(a)	(b)	(c)
Equity Compensation Plans Approved by Security Holders (1)	252,564	$350.58	–
Equity Compensation Not Approved by Security Holders (2)(3)(4)(5)(6)(7)(8)(9)(10)	2,136,297	$32.84	–
Total	2,388,861	$66.43	–

______________________

(1)	Due to grants made and the reverse stock splits completed by the Company in 2023 through 2025, there are no shares available for issuance under the 2021 Stock Plan.
(2)	On September 1, 2020, we issued ten-year warrants to purchase a total of 4 shares of common stock at an exercise price of $5,780 per share to four individuals to provide advisory services.
(3)	On August 28, 2020, we entered into a consulting agreement with Pink Possum, LLC (“Pink Possum”), an entity controlled by Mr. Okonsky, pursuant to which Mr. Okonsky provides us with services. In consideration for entering into the consulting agreements, we issued ten-year warrants to purchase our common stock. The number of shares of common stock issuable pursuant to the warrants was based on the number of shares of our common stock outstanding at the time of exercise and provided that Pink Possum would receive 18.75% of our shares of common stock outstanding at the time of exercise on a fully diluted basis. On March 26, 2021, Pink Possum entered into an amendment to the consulting agreement agreeing to exchange the original warrants for new ten-year warrants to purchase 4 shares of common stock at an exercise price of $ 1,416,960. In December 2022, the Company entered into an employment agreement with Mr. Okonsky and the consulting agreement with Pink Possum was cancelled. However, the warrants remain in effect.
(4)	As additional compensation to Aegis, upon consummation of certain public offerings from October 2021 through September 2023, we issued Aegis warrants to purchase a total of 6 shares of common stock, at exercise prices ranging from $900,000 to $9,907,200 per share. These warrants became exercisable on the date that is six months from the commencement of the sale of securities for the offerings to which the warrants relate and will expire four years and six months after such date of each filing in compliance with FINRA Rule 5110(g)(8)(A).
(5)	In connection with certain pre-IPO financings, we issued a foreign broker five-year warrants to purchase 8 share of Series A preferred stock that expired on January 31, 2026 and 17 shares of Series B preferred stock that expired on February 28, 2026 or will expire on May 27, 2026. Upon completion of an initial public offering of the Company’s common stock, such warrants converted to purchase shares of the Company’s common stock. In October 2021, upon completion of the Company’s initial public offering, substantially all of the warrants were exercised on a cashless basis. There are 3 warrants outstanding with exercise prices ranging from $1,440,000 to $5,472,000.
(6)	As part of an amendment to the design, development and manufacturing agreements with GLV Ventures, we issued warrants to purchase 2 shares of common stock at an exercise price of $604,800 per share. Half of the warrants were exercisable upon issuance and the remaining half were exercisable 45 days from issuance.
(7)	In connection with the July 2025 private placements, on July 17, 2025, the Company granted a total of 1,045,807 inducement stock options to new employees to purchase the Company’s common stock at $10.00 per share with a ten-year term. The options will vest in accordance with the Applicable Vesting Schedule.
(8)	As additional compensation to Aegis and Clear Street LLC as placement agents for the July 2025 private placements, upon consummation of the transaction on July 21, 2025, we issued warrants to purchase a total of 163,929 shares of common stock at an exercise price of $10.00. The warrants will vest in accordance with the Applicable Vesting Schedule and expire five years from the issuance date.
(9)	In connection with the July 2025 private placements, on July 21, 2025, the Company issued warrants to purchase a total of 901,542 shares of common stock at an exercise price of $10.00 to Gemini NuStar LLC as part of a Strategic Digital Asset agreement. These warrants will vest in accordance with the Applicable Vesting Schedule and expire ten years from the issuance date.
(10)	In connection with the July 2025 private placements, on July 21, 2025, the Company issued fully vested warrants to purchase a total of 25,000 shares of common stock at an exercise price of $10.00 to a consultant. These warrants expire five years from the issuance date.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

In addition to the compensation arrangements with directors and executive officers described in the section titled “Executive Compensation” above, the following is a description of transactions since January 1, 2025 to which we have been a party in which the amount involved exceeded or will exceed $120,000, and in which any of our directors (including nominees for election as directors), executive officers or beneficial holders of five percent (5%) or more of our capital stock, or their respective immediate family members or entities affiliated with them, had or will have a direct or indirect material interest.

New York Office Lease

On August 28, 2025, the Company entered into an assignment and assumption of a lease agreement with Empery Asset Management LP (“EAM”) whereby the Company agreed to assume half of the lease obligation of the New York City office lease of EAM since three of EAM’s executives and one additional employee became Company employees in conjunction with the July 2025 private placements, with such individuals continuing to work in the New York City office. The Company, EAM and the landlord for the facility entered into a Consent to Assignment Agreement whereby the Company and EAM are jointly and severally liable for payment of the rent to the landlord. In the event that either EAM or the Company do not make their respective payments, then the other entity will be liable for the full rent payment to the landlord and the paying entity can seek recourse from the non-paying entity under the contribution agreement between them. The Company’s portion of its lease obligation to the landlord is $9,617 per month, subject to increases per the terms of the EAM lease, through June 2029, subject to adjustment for changes in property taxes assessed to the landlord on the facility. EAM signed an extension with the landlord of the lease beyond June 2029 through September 2031. The Company will have the option to opt out of this lease extension by providing EAM notice on or prior to June 1, 2029.

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

Director Independence

Our Board has evaluated the independence of its current members based upon the applicable SEC rules and Nasdaq director independence standards. Applying these standards, our Board has affirmatively determined that Messrs. Read, Homer, Foster, Solgaard and Olason are “independent directors” under the applicable rules. We have determined that Mr. Lane and Mr. Kim are not “independent directors” under the applicable rules.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table shows the fees paid or accrued by the Company for the audit and other services provided by MaloneBailey, LLP during fiscal years 2025 and 2024:

MaloneBailey, LLP	2025	2024
Audit Fees	$419,725	$213,725
Audit-Related Fees	–	–
Tax Fees	–	–
All Other Fees	–	–
Total	$419,725	$213,725

Audit Fees incurred in fiscal years 2025 and 2024 were for the audits and quarterly reviews of the Company’s consolidated financial statements, issuance of consents, and assistance with and review of documents filed with the SEC. In 2024, All Other Fees included $41,200 related to public offerings of common stock and our convertible notes offering which have been reclassified to Audit Fees to conform with the 2025 classification. The Audit Committee has reviewed summaries of the services provided and the related fees and has determined that the provision of non-audit services is compatible with maintaining the independence of MaloneBailey, LLP.

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

PART IV

ITEM 15. EXHIBIT AND FINANCIAL STATEMENT SCHEDULES

INDEX TO EXHIBITS

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation of Volcon, Inc. (incorporated by reference to exhibit 3.1 of the Form 8-K filed October 8, 2021)
3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Volcon, Inc. (incorporated by reference to exhibit 3.1 of the Form 8-K filed June 15, 2023)
3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Volcon, Inc. (incorporated by reference to exhibit 3.1 of the Form 8-K filed October 16, 2023)
3.4	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Volcon, Inc. (incorporated by reference to exhibit 3.1 of the Form 8-K filed February 5, 2024)
3.5	Form of Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock of Volcon, Inc. (incorporated by reference to exhibit 3.1 of the Form 8-K filed March 4, 2024)
3.6	Form of Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock of Volcon, Inc. (incorporated by reference to exhibit 3.1 of the Form 8-K filed March 25, 2024)
3.7	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Volcon, Inc. (incorporated by reference to exhibit 3.1 of the Form 8-K filed June 7, 2024)
3.8	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Volcon, Inc. (incorporated by reference to exhibit 3.1 of the Form 8-K filed November 8, 2024)
3.9	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to exhibit 3.1 of the Form 8-K filed June 12, 2025)
3.10	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to exhibit 3.1 of the Form 8-K filed July 29, 2025)
3.11	Third Amended and Restated Bylaws of the Registrant (incorporated by reference to exhibit 3.2 of the Form 8-K filed July 29, 2025)
3.12	Certificate of Designations designating Series A Preferred Stock of Empery Digital Inc., as filed with the Delaware Secretary of State on February 3, 2026 (incorporated by reference to Exhibit 3.1 to of the Form 8-K filed on February 3, 2026)
4.1	Form of common stock (incorporated by reference to exhibit 4.1 of the Form S-1 file number 333-259468)
4.2	Form of Warrant issued to Pink Possum, LLC and Highbridge Consulting, LLC (incorporated by reference to exhibit 4.2 of the Form S-1 file number 333-259468)
4.3	Form of Underwriter Warrant (incorporated by reference to exhibit 4.3 of the Form S-1 file number 333-262343)
4.4	Form of Underwriter Warrant issued in IPO (incorporated by reference to Exhibit 4.3 of the Form S-1 file number 333-259468)
4.5	Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 10.4 of the Form 8-K filed with the SEC on August 24, 2022)
4.6	Placement Agent Warrant (incorporated by reference to Exhibit 10.6 of the Form 8-K filed with the SEC on August 24, 2022)
4.7	Form of New Warrants issued in May 2023 (incorporated by reference to Exhibit 4.2 of the Form 8-K filed with the SEC on May 22, 2023)
4.8	Form of Exchange Warrants issued in May 2023 (incorporated by reference to Exhibit 4.4 of the Form 8-K filed with the SEC on May 22, 2023)
4.9	Form of Underwriter Warrant dated September 15, 2023, with Aegis Capital Corp. (incorporated by reference to Exhibit 4.1 of the Form 8-K filed with the SEC on September 18, 2023)
4.10	Form of New Warrants issued in September 2023 warrant inducement (incorporated by reference to Exhibit 4.1 of the Form 8-K filed with the SEC on October 2, 2023)

4.11	Form of Warrant issued to GLV Ventures (incorporated by reference to Exhibit 4.1 of the Form 8-K filed with the SEC on October 16, 2023)
4.12	Form of Pre-Funded Warrant issued in November 2023 (incorporated by reference to exhibit 4.1 of Form 8-K filed on November 20, 2023)
4.13	Form of Series A Warrant issued in November 2023 (incorporated by reference to exhibit 4.2 of Form 8-K filed on November 20, 2023)
4.14	Form of Series B Warrant issued in November 2023 (incorporated by reference to exhibit 4.3 of Form 8-K filed on November 20, 2023)
4.15	Form of Series B Warrant Amendment (incorporated by reference to exhibit 4.1 of Form 8-K filed on May 17, 2024)
4.16	Form of Amended and Restated Warrant issued in November 2023 (incorporated by reference to exhibit 4.5 of Form 8-K filed on November 20, 2023)
4.17	Form of Pre-Funded Warrant issued in May 2024 (incorporated by reference to exhibit 4.2 of Form 8-K filed on May 17, 2024)
4.18	Form of Notes issued in May 2024 (incorporated by reference to exhibit 4.1 of Form 8-K filed on May 20, 2024)
4.19	Form of Warrants issued in May 2024 (incorporated by reference to exhibit 4.2 of Form 8-K filed on May 20, 2024)
4.20	Form of Pre-Funded Warrants issued in July 2024 (incorporated by reference to exhibit 4.1 of Form 8-K filed on July 12, 2024)
4.21	Form of Pre-Funded Warrants issued in October 2024 (incorporated by reference to exhibit 4.1 of Form 8-K filed on October 16, 2024)
4.22	Form of Warrants issued in February 2025 (incorporated by reference to exhibit 4.1 of Form 8-K filed on February 6, 2025)
4.23	Form of Pre-Funded Warrants issued in February 2025 (incorporated by reference to exhibit 4.2 of Form 8-K filed on February 6, 2025)
4.24	Description of Registrant’s Securities (incorporated by reference to exhibit 4.24 of the Annual Report on Form 10-K filed on March 27, 2026)
4.25	Form of Pre-Funded Warrant (incorporated by reference to exhibit 4.1 of the Form 8-K filed on July 17, 2025)
4.26	Form of Placement Agent Warrant (incorporated by reference to exhibit 4.2 of the Form 8-K filed on July 17, 2025)
4.27	Form of Gemini Warrant (incorporated by reference to exhibit 4.3 of the Form 8-K filed on July 17, 2025)
4.28	Form of Consultant Warrant (incorporated by reference to exhibit 4.4 of the Form 8-K filed on July 17, 2025)
4.29	Rights Agreement, dated as of February 3, 2026, between Empery Digital Inc. and Computershare Trust Company, N.A., as rights agent (incorporated by reference to Exhibit 3.1 to of the Form 8-K filed on February 3, 2026).
10.1	2021 Stock Plan of Volcon, Inc., as amended (incorporated by reference to exhibit 10.1 of the Form S-1 file number 333-259468)
10.2†	Amendment to the Volcon, Inc. 2021 Stock Plan (as amended and restated) (incorporated by reference to exhibit 10.1 of the Form 8-K filed July 27, 2022)
10.3†	Amendment No. 2 to the Volcon, Inc. 2021 Stock Plan (as amended and restated) (incorporated by reference to exhibit 10.1 of the Form 8-K filed July 14, 2023)
10.4	Form of Indemnification Agreement with the Company’s directors and executive officers (incorporated by reference to exhibit 10.4 of the Annual Report on Form 10-K filed on March 27, 2026)
10.5	Super Sonic Distribution Agreement, dated January 31, 2025, by and between Volcon, Inc. and Super Sonic Company Limited (incorporated by reference to exhibit 10.1 of Form 8-K filed on February 4, 2025)
10.6	Underwriting Agreement, dated February 5, 2025, with Aegis Capital (incorporated by reference to exhibit 1.1 of Form 8-K filed on February 6, 2025)
10.7	Venom Supply Agreement, dated February 25, 2025, by and between Volcon, Inc. and Venom-EV (incorporated by reference to exhibit 10.1 of Form 8-K filed on February 27, 2025)
10.8	Amended and Restated Venom Supply Agreement, dated April 24, 2025, by and between the Registrant and Venom-EV (incorporated by reference to exhibit 10.1 of the Form 8-K filed April 30, 2025)
10.9	Termination and Release Agreement, dated July 11, 2025, by and between the Registrant and Highbridge Consultants, LLC (incorporated by reference to exhibit 10.6 of the Form 8-K filed July 17, 2025
10.10	Strategic Digital Assets Services Agreement, dated July 13, 2025, by and between the Registrant and Gemini NuStar, LLC (incorporated by reference to exhibit 10.4 of the Form 8-K filed July 17, 2025)
10.11	Custodial Services Agreement, dated July 13, 2025, by and between the Registrant and Gemini Trust Company, LLC (incorporated by reference to exhibit 10.5 of the Form 8-K filed July 17, 2025)
10.12	Cash Purchase Agreement, dated July 17, 2025, by and between the Registrant and certain investors thereto (incorporated by reference to exhibit 10.1 of the Form 8-K filed July 17, 2025)
10.13	BTC Purchase Agreement, dated July 17, 2025, by and between the Registrant and certain investors thereto (incorporated by reference to exhibit 10.2 of the Form 8-K filed July 17, 2025)

10.14	Form of Registration Rights Agreement (incorporated by reference to exhibit 10.3 of the Form 8-K filed July 17, 2025)
10.15	At-The-Market Issuance Sales Agreement, dated October 18, 2024, between the Registrant and Aegis Capital Corp. (incorporated by reference to exhibit 1.1 of Form 8-K filed on October 18, 2024)
10.16	Amendment No. 1 to the At-The-Market Issuance Sales Agreement, dated July 2025, by and between the Registrant and Aegis Capital Corp. (incorporated by reference to exhibit 10.7 of the Form 8-K filed July 17, 2025)
10.17†	Employment Agreement, dated July 17, 2025, by and between the Registrant and Ryan Lane (incorporated by reference to exhibit 10.8 of the Form 8-K filed on July 17, 2025)
10.18†	Employment Agreement, dated July 17, 2025, by and between the Registrant and Timothy Silver (incorporated by reference to exhibit 10.9 of the Form 8-K filed on July 17, 2025)
10.19†	Employment Agreement, dated July 17, 2025, by and between the Registrant and Brett Director (incorporated by reference to exhibit 10.10 of the Form 8-K filed on July 17, 2025)
10.20†	Employment Agreement, dated July 17, 2025, by and between the Registrant and John Kim (incorporated by reference to exhibit 10.11 of the Form 8-K filed on July 17, 2025)
10.21†	Employment Agreement, dated July 17, 2025, by and between the Registrant and Greg Endo (incorporated by reference to exhibit 10.12 of the Form 8-K filed on July 17, 2025)
10.22+	Uncommitted Revolving Credit Agreement, dated September 7, 2025, by and between the Registrant and Galaxy Digital LLC (incorporated by reference to exhibit 10.1 of the Form 8-K filed September 8, 2025)
10.23+	Master Loan Agreement, dated October 12, 2025, by and between the Registrant and Two Prime Lending Limited (incorporated by reference to exhibit 10.1 of the Form 8-K filed October 14, 2025)
10.24	Amendment No. 1 to Master Loan Agreement, dated February 10, 2026, between the Company and Two Prime Lending Limited (incorporated by reference to exhibit 10.1 of the Form 8-K filed February 11, 2026)
10.25	Asset Purchase Agreement, dated October 15, 2025, by and between the Registrant and Venom EV, LLC (incorporated by reference to exhibit 10.1 of the Form 8-K filed October 16, 2025)
19.1	Empery Digital Inc. Insider Trading Policy (incorporated by reference to exhibit 19.1 of the Annual Report on Form 10-K filed on March 27, 2026)
21.1	List of subsidiaries (incorporated by reference to exhibit 21.1 of the Form S-1 file number 333-259468)
23.1	Consent of MaloneBailey LLP (incorporated by reference to exhibit 23.1 of the Annual Report on Form 10-K filed on March 27, 2026)
31.1*	Certification of the Co-Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934
31.2*	Certification of the Co-Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934
31.3*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934
32.1(1)	Certification of the Co-Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to exhibit 32.1 of the Annual Report on Form 10-K filed on March 27, 2026)
32.2(1)	Certification of the Co-Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to exhibit 32.2 of the Annual Report on Form 10-K filed on March 27, 2026)
32.3(1)	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to exhibit 32.3 of the Annual Report on Form 10-K filed on March 27, 2026)
97.1	Dodd-Frank Restatement Recoupment Policy (incorporated by reference to exhibit 97 of Form 10-K filed on March 28, 2024)

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted in IXBRL, and included in exhibit 101).

*	Filed herewith.
+	Pursuant to Item 601(b)(10)(iv) of Regulation S-K promulgated by the SEC, certain portions of this exhibit have been redacted. The Company hereby agrees to furnish supplementally to the SEC, upon its request, an unredacted copy of this exhibit.
†	Indicates management contract or compensatory plan, contract or arrangement.
(1)	The certifications on Exhibit 32 hereto are deemed not “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that Section. Such certifications will not be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EMPERY DIGITAL INC.

SIGNATURE	TITLE	DATE

/s/ Ryan Lane	Co-Chief Executive Officer and Director	April 21, 2026
Ryan Lane	(principal executive officer)

/s/ John Kim	Co-Chief Executive Officer and Director	April 21, 2026
John Kim

/s/ Greg Endo	Chief Financial Officer	April 21, 2026
Greg Endo	(principal financial and accounting officer)

