Form 10-Q
period 2026-03-31
Empery Digital Inc.
filed 2026-05-08
CIK 1829794

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

The registrant had 28,110,111 shares of common stock outstanding at May 7, 2026.

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

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

EMPERY DIGITAL INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2026 AND DECEMBER 31, 2025

(Unaudited)

	March 31, 2026	December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$5,702,409	$8,963,856
Restricted cash	105,000	105,000
Certificate of deposit	2,070,558	2,049,413
Financing receivable	2,436,983	–
Accounts receivable, net of allowance for doubtful accounts of $78,840 and $71,869 at March 31, 2026 and December 31, 2025, respectively	63,318	312,106
Inventory and inventory deposits	396,589	346,175
Prepaid expenses and other current assets	2,063,494	2,479,310
Total current assets	12,838,351	14,255,860
Long-term assets:
Digital assets	129,132,431	126,926,895
Digital assets restricted by lenders as collateral for loans	74,794,125	230,048,488
Property and equipment and intangible assets, net	280,719	271,560
Other long-term assets	99,666	155,056
Right-of-use assets - operating leases	673,918	778,235
Total assets	$217,819,210	$372,436,094

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,824,669	$745,466
Accrued liabilities	1,391,122	560,761
Vendor settlements - short-term	728,839	1,189,184
Term loan	–	49,890,972
Right-of-use operating lease liabilities - short-term	230,309	322,103
Other current liabilities	136,882	76,177
Total current liabilities	6,311,821	52,784,663

Long-term loan	44,952,897	49,945,046
Notes payable, net of current portion	18,326	20,485
Right-of-use operating lease liabilities - long-term	453,322	471,683
Total liabilities	51,736,366	103,221,877

COMMITMENTS AND CONTINGENCIES

Stockholders’ equity:
Preferred stock: $0.00001 par value, 5,000,000 shares authorized, 100,000 shares designated as Series A, no shares issued and outstanding as of March 31, 2026 and December 31, 2025	–	–
Common stock: $0.00001 par value, 250,000,000 shares authorized, 29,326,650 shares outstanding as of March 31, 2026 and 33,800,951 shares outstanding as of December 31, 2025	535	475
Treasury stock: 24,200,757 shares as of March 31, 2026 and 13,771,094 shares as of December 31, 2025	(140,501,869)	(96,282,082)
Additional paid-in capital	708,356,659	681,864,757
Accumulated deficit	(401,772,481)	(316,368,933)
Total stockholders’ equity	166,082,844	269,214,217

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$217,819,210	$372,436,094

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EMPERY DIGITAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2026 AND 2025
(Unaudited)

	March 31, 2026	March 31, 2025
Revenue:	$225,702	$462,332
Cost of goods sold	(162,624)	(504,592)
Gross margin	63,078	(42,260)

Operating expenses:
Sales and marketing	323,636	296,224
Product development	124,946	234,652
General and administrative expenses	4,571,782	1,549,280
Loss on digital assets	78,354,036	–
Total operating expenses	83,374,400	2,080,156

Loss from operations	(83,311,322)	(2,122,416)

Other income, net	553,429	54,021
Loss on repayment of term loan	(568,142)	–
Gain (loss) on change in fair value of financial liabilities	(62,017)	28,432
Interest income	42,539	52,771
Interest expense	(2,058,035)	(89,183)
Total other expense	(2,092,226)	46,041

Loss from continuing operations before provision for income taxes	(85,403,548)	(2,076,375)
Provision for income taxes	–	–
Loss from continuing operations	(85,403,548)	(2,076,375)
Loss from discontinued operations	–	(384,055)
Net loss	$(85,403,548)	$(2,460,430)

Earnings per common share
Loss from continuing operations per common share - basic	$(2.59)	$(6.13)
Loss from continuing operations per common share - diluted	$(2.59)	$(6.13)
Loss from discontinued operations per common share - basic	$–	$(1.14)
Loss from discontinued operations per common share - diluted	$–	$(1.14)

Net loss per common share – basic	$(2.59)	$(7.27)

Net loss per common share – diluted	$(2.59)	$(7.27)

Weighted average common stock outstanding – basic	33,022,103	338,235

Weighted average common stock outstanding – diluted	33,022,103	338,235

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EMPERY DIGITAL INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2026

(Unaudited)

	Common stock		Treasury stock		Additional
	Number of Shares	Amount	Number of Shares	Amount	paid-in capital	Accumulated deficit	Total

Balance at January 1, 2026	33,800,951	$475	13,771,094	$(96,282,082)	$681,864,757	$(316,368,933)	$269,214,217

Issuance of common stock for exercises of pre-funded warrants	3,396,940	34	–	–	(3)	–	31

Issuance of common stock and pre-funded warrants, net of issuance costs of $212,322	2,558,422	26	–	–	24,787,653	–	24,787,679

Repurchases of common stock for treasury stock	(10,429,663)	–	10,429,663	(44,219,787)	–	–	(44,219,787)

Stock-based compensation	–	–	–	–	1,704,252	–	1,704,252

Net loss	–	–	–	–	–	(85,403,548)	(85,403,548)

Balance at March 31, 2026	29,326,650	$535	24,200,757	$(140,501,869)	$708,356,659	$(401,772,481)	$166,082,844

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EMPERY DIGITAL INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2025

(Unaudited)

	Common stock		Treasury stock		Additional
	Number of Shares	Amount	Number of Shares	Amount	paid-in capital	Accumulated deficit	Total

Balance at January 1, 2025	78,859	$–	–	$–	$166,357,208	$(166,316,447)	$40,761

Issuance of common stock for exercises of pre-funded warrants	176,116	2	–	–	(2)	–	–

Issuance of common stock from the At the Money offering, net of issuance costs of $320,867	220,515	3	–	–	8,846,758	–	8,846,761

Issuance of common stock and pre-funded warrants, net of issuance costs of $1,296,118	53,750	1	–	–	10,703,881	–	10,703,882

Stock-based compensation	–	–	–	–	10,052	–	10,052

Repurchases of common stock for treasury stock	(47,886)	–	47,886	(401,806)	–	–	(401,806)

Net loss	–	–	–	–	–	(2,460,430)	(2,460,430)

Balance at March 31, 2025	481,354	$6	47,886	$(401,806)	$185,917,897	$(168,776,877)	$16,739,220

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EMPERY DIGITAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2026 AND 2025
(Unaudited)

	March 31, 2026	March 31, 2025
Cash flow from operating activities:
Net loss	$(85,403,548)	$(2,460,430)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on digital asset	78,354,036	–
Loss (gain) on change in fair value of financial liabilities	62,017	(28,432)
Noncash interest income on certificate of deposit	(21,145)	–
Stock-based compensation	1,704,252	10,052
Loss on write down of inventory and inventory deposits	11,374	17,992
Write-off of unamortized issuance costs on repayment of term loan	68,142	–
Bad debt expense	6,970	16,397
Non-cash interest expense	48,737	–
Amortization of right-of-use assets	104,317	103,855
Depreciation and amortization	14,588	40,754
Changes in operating assets and liabilities:
Financing and accounts receivables	(2,195,165)	(32,549)
Inventory and inventory deposits	(61,788)	376,290
Prepaid assets and other current assets	471,206	(449,845)
Accounts payable	3,079,203	(163,969)
Accrued liabilities and vendor settlements	370,016	(726,467)
Right-of-use liabilities - operating leases	(110,155)	(106,502)
Other current liabilities	(1,545)	(169,034)
Net cash used in operating activities	(3,498,488)	(3,571,888)

Cash flow from investing activities:
Purchase of property and equipment	(23,744)	(201,841)
Proceeds from sale of digital assets	74,694,788	–
Net cash provided by (used in) investing activities	74,671,044	(201,841)

Cash flow from financing activities:
Repayment of term loan	(50,000,000)	–
Payment on credit facility	(10,000,000)	–
Proceeds from issuance of common stock units and pre-funded warrant units from March 2026 offering, net of issuance costs of $212,322	24,787,679	–
Proceeds from issuance of common stock from pre-funded warrant exercises	31	–
Proceeds from borrowings on credit facility	5,000,000	–
Proceeds from issuance of common stock units and pre-funded warrant units from February 2025 public offering, net of issuance costs of $1,296,118	–	10,703,882
Proceeds from the issuance of common stock issued from the At the Market Offering, net of issuance costs of $320,867	–	8,846,761
Repayments on notes payable	(1,926)	(1,719)
Repurchase of common stock	(44,219,787)	(401,806)
Net cash (used in) provided by financing activities	(74,434,003)	19,147,118

NET CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(3,261,447)	15,373,389
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT BEGINNING OF PERIOD	9,068,856	2,298,573
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	$5,807,409	$17,671,962

The accompanying notes are an integral part of these consolidated financial statements.

EMPERY DIGITAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

FOR THE THREE MONTHS ENDED MARCH 31, 2026 AND 2025
(Unaudited)

SUPPLEMENTAL CASH FLOW INFORMATION

	2026	2025
Supplemental disclosure of cash flow information:
Cash paid for interest	$2,008,200	$88,208
Cash paid for income taxes	$–	$–

Non-cash transactions
Issuance of common stock for exercise of pre-funded warrants	$3	$14
Transfer of inventory to property & equipment	$–	$59,175
Transfer of digital assets from lender for repayment of loans outstanding	$142,699,201	$–
Transfer of digital assets from lender for reduction in collateral requirement	$38,529,097	$–
Transfer of digital assets to lender for margin call	$73,686,505	$–
Transfer of digital assets to lender for collateral for borrowings	$13,032,157	$–

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

Effective as of July 17, 2025, the Company adopted a digital asset treasury strategy with the goal of becoming a leading, low cost, capital efficient, globally trusted aggregator of Bitcoin (“BTC” or “Bitcoin”). Empery Digital Inc. was founded as the first all-electric powersports company sourcing high-quality and sustainable electric vehicles for the outdoor community. Going forward the Company intends to operate the powersports brand under the brand name Empery Mobility.

As discussed in Note 13, on October 15, 2025, the Company entered into an asset purchase agreement with Venom EV, LLC (“Venom”) (the “Venom APA”), to divest the Volcon brand in exchange for a non-dilutable 10% equity position in Venom’s reorganized Delaware corporation on a fully-diluted basis.

Going Concern

The accompanying interim condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has recurring losses and has generated negative cash flows from operations since inception.

As discussed in Notes 4, 5 and 9, the Company has raised proceeds to implement its digital asset treasury strategy including purchasing Bitcoin, repurchasing the Company’s common stock under the Company’s common stock repurchase program, repaying outstanding debt and funding operations.

Management anticipates that our cash on hand as of March 31, 2026, plus cash expected to be generated from operations and premium from derivative trading, cash available from borrowings available on our credit facility and the cash received from the sale of Bitcoin will be sufficient to fund planned operations and to repay borrowings due beyond one year from the date of the issuance of the financial statements as of and for the three months ended March 31, 2026.

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

On February 20, 2026, the U.S. Supreme Court ruled that the IEEPA does not authorize the U.S. administration to impose tariffs. The tariffs paid by importers under the Executive order are subject to refund. The Company is currently following the process apply for a refund of amounts previously paid and will record such amounts, if any, when received. The U.S. administration has indicated that it intends to impose a 10% global tariff under Section 122 of the Trade Act of 1974.

Tariffs imposed by the current U.S. administration continue to impact the Company’s cost for vehicles and parts manufactured in China. The Company remains actively evaluating strategic alternatives, including U.S. assembly or shifting production as well as potentially adjusting selling prices to offset elevated import costs.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Unaudited Financial Information

The accompanying interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2025, which was filed with the Securities and Exchange Commission (“SEC”) on March 27, 2026. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with U.S. GAAP have been omitted from this report on Form 10-Q pursuant to the rules and regulations of the SEC.

Results for the interim periods in this report are not necessarily indicative of future financial results and have not been audited by our independent registered public accounting firm. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments necessary to present fairly our interim condensed consolidated financial statements as of March 31, 2026, and for the three months ended March 31, 2026 and 2025. These adjustments are of a normal recurring nature and are consistent with the adjustments recorded to prepare the annual audited consolidated financial statements as of December 31, 2025.

Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. All intercompany accounts, transactions and balances have been eliminated in consolidation.

The Company completed a 1-for-8 reverse stock split on June 11, 2025. All share and per share amounts previously disclosed have been updated to reflect the impact of this reverse split. See Note 9 for further discussion.

Per the terms of the 1-for-8 reverse stock split completed on November 8, 2024, the Company agreed that no fractional shares would be issued in connection with the reverse stock split and that it would issue one full share of the post-reverse stock split common stock to any stockholder who would have been entitled to receive a fractional share as a result of the process. On November 19, 2024, the Company received notice from DTCC on behalf of the brokerage firms that hold the shares of Company common stock held in “street name” that in connection with the foregoing rounding of shares the Company would need to issue 23,617 shares of common stock. The Company did not believe the number of shares being requested was correct based on the historical number of stockholders of its common stock and is aware of similar occurrences for other companies completing a reverse stock split. As such, the Company made inquiries into the calculations set forth in the request. The Company concluded that the information requested was not going to be provided and therefore on May 5, 2025, these shares were issued (see Note 11 for further discussion of impact to basic and diluted net loss per share).

As discussed in further detail in Note 13, on October 15, 2025, the Company entered into the Venom APA with Venom to divest the Volcon brand other than the Brat in exchange for a non-dilutable 10% equity position in Venom’s reorganized Delaware corporation on a fully-diluted basis. The Company has reclassified all revenue and costs associated with the HF1 and MN1 products to loss from discontinued operations.

Digital Assets

The Company accounts for its digital assets, which are composed solely of Bitcoin, including Bitcoin restricted by lenders as collateral for borrowings, as non-current indefinite-lived intangible assets in accordance with ASC 350, Intangibles—Goodwill and Other (“ASC 350”) and ASU 2023-08. The Company’s digital assets are initially recorded at cost and are measured at fair value as of each reporting period. The Company determines the fair value of its Bitcoin in accordance with ASC 820, Fair Value Measurement, based on quoted (unadjusted) prices on the Gemini exchange, the active exchange that the Company has determined is its principal market for Bitcoin (Level 1 inputs). Changes in fair value are recognized as incurred within “Loss on digital assets”, within operating expenses in the Company’s Condensed Consolidated Statement of Operations. Bitcoin restricted by lenders as collateral for borrowing are separately classified from digital assets due to the restrictions imposed on this Bitcoin until the underlying borrowings are repaid.

Concentration Risk

As of March 31, 2026, the Company holds $203.9 million of Bitcoin. See Note 4 for further discussion.

The Company outsources certain portions of product design and development for its vehicles to third-parties. In addition, the Company has outsourced the manufacturing of all of its vehicles to third-party manufacturers.

On December 6, 2024, the Company entered into a Settlement Agreement and Mutual Release (“Agreement”) with GLV, the manufacturer of the Stag and Grunt EVO, pursuant to which the Company and the manufacturer agreed to terminate the Supplier Agreement dated March 11, 2022 for the development and engineering of the Volcon Stag vehicle prototypes; the Supplier Agreement dated May 29, 2022 for the manufacturing of the Volcon Grunt EVO motorcycle; and the Supplier Agreement dated August 11, 2022 for the manufacturing of the Volcon Stag vehicle (collectively, the “Supplier Agreements”). Pursuant to the Agreement, among other items, the Company and the manufacturer agreed to indemnify each other with respect to certain outstanding vendor payables and the Company agreed to pay GLV a termination fee of $125,000 per month for a period of twenty-two months. The remaining payments for this agreement of $728,839 are classified as a short-term liability as they are due to be paid by September 2026.

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

NOTE 3 – SEGMENT REPORTING

In November 2023, the Financial Accounting Standards Board issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”), requiring public companies to disclose information about their reportable segments’ significant expenses and other segment items on an interim and annual basis. Public companies with a single report segment were required to apply the disclosure requirements in ASU 2023-07, as well as all existing segment disclosures and reconciliation requirements of ASU 2023-07 during the year ended December 31, 2024.

Subsequent to the implementation of the Company’s digital asset treasury strategy, the Company continues to operate as one operating segment and the Company’s Co-CEOs are the chief operating decision makers (“CODMs”). The “Corporate & Other” category presented in the following tables is not considered an operating segment. It consists primarily of costs and expenses related to executing the Company’s Bitcoin strategy and includes the loss on digital assets, other third party costs associated with the Company’s Bitcoin holdings, and net interest expense primarily related to debt obligations, the net proceeds of which were primarily used to repurchase the Company’s common stock. Beginning in July 2025, the Company has dedicated certain corporate resources to its Bitcoin strategy. These costs, including related share-based compensation expense, are included within the “Corporate” and the “Share-based compensation expense” segment expense line items to better align with their activities and utilization. The following tables present (for the operating segment and the corporate & other category, and on a consolidated basis) the Company’s revenues and significant expenses regularly provided to the CODMs, reconciled to net income (loss) for each of the periods presented.

Three Months Ended March 31, 2026
	Operating Segment	Corporate & Other	Total

Revenue	$225,702	$–	$225,702
Cost of goods sold	(162,624)	–	(162,624)
Gross margin	63,078	–	63,078

Operating expenses:
Sales and marketing	323,636	–	323,636
Product development	124,946	–	124,946
General and administrative	1,640,192	–	1,640,192
Corporate	–	1,217,772	1,217,772
Digital asset custody fee	–	9,566	9,566
Share-based compensation expense	–	1,704,252	1,704,252
Loss on digital assets	–	78,354,036	78,354,036
Total operating expenses	2,088,774	81,285,626	83,374,400

Other income	–	553,429	553,429
Loss on repayment of term loan	–	(568,142)	(568,142)
Loss on change in fair value of financial liabilities	–	(62,017)	(62,017)
Interest income	–	42,539	42,539
Interest expense	–	(2,058,035)	(2,058,035)

Net loss	$(2,025,696)	$(83,377,852)	$(85,403,548)

Prior to the implementation of the Company’s digital asset treasury strategy in July 2025, the Company operated as one operating segment, and the Company’s chief operating decision maker was the CEO, who used the consolidated statement of operations to assess financial performance. For the three month period ended March 31, 2025 see the condensed consolidated statement of operations above.

NOTE 4 – DIGITAL ASSETS

As of March 31, 2026, the Company’s investment in digital assets comprises 2,989.4 Bitcoin, including 1,893.0 Bitcoin with a carrying value of $129,132,431 and 1,096.4 Bitcoin with a carrying value of $74,794,125 restricted by lenders as collateral for borrowing arrangements. Bitcoin restricted by lenders as collateral for borrowing arrangements will remain restricted until the underlying borrowings are repaid or until the value of such collateral increases to the Collateral Refund Level (as defined below) (see Note 5 for further discussion of the borrowing arrangements, collateral requirements, and repayment provisions).

The following table summarizes the Company’s digital assets held as of March 31, 2026, and related activity for the three months ended March 31, 2026.

Bitcoin at March 31, 2026	2,989.4

Beginning balance – January 1, 2026	$356,975,383
Bitcoin used to pay fees	(3)
Bitcoin sold	(74,694,788)
Loss on Bitcoin	(78,354,036)
Total Bitcoin carrying value at March 31, 2026	203,926,556
Less fair value of Bitcoin restricted by lenders as collateral for loans	(74,794,125)
Digital assets	$129,132,431

During the three months ended March 31, 2026, the Company sold 1,092 BTC for proceeds of $74,694,788 resulting in a realized loss of $53,260,259 based on the original cost of the BTC sold. BTC is a digital asset, which is a novel asset class that is subject to significant legal, commercial, regulatory and technical uncertainty. Holding BTC does not generate any cash flows and involves custodial fees and other costs. Additionally, the price of BTC has historically experienced significant price volatility, and a significant decrease in the price of BTC would adversely affect the Company’s financial condition and results of operations. The Company’s strategy of acquiring and holding BTC also exposes it to counterparty risks with respect to the custody of its BTC, cybersecurity risks, and other risks inherent to holding a digital asset. In particular, the Company is subject to the risk that, if its private keys with respect to its digital assets are lost or destroyed or other similar circumstances or events occur, the Company may lose some or all of its digital assets, which could materially adversely affect the Company’s financial condition and results of operations. To mitigate this risk, the Company utilizes multiple custodians in order to limit the concentration of holding its digital assets within one custodian.

The Company from time to time also enters into short-term put and call contracts for Bitcoin to generate income on its Bitcoin holdings. As of March 31, 2026, there were no such outstanding contracts. During the three months ended March 31, 2026, the Company generated income of $548,301 from trading these put and call contracts, which is recorded in other income in the condensed consolidated statement of operations.

In the period from April 1, 2026 to May 7, 2026, the Company sold 75 BTC and received proceeds of $5,369,291. As discussed in Note 5, during this period the Company also borrowed proceeds of $10.0 million and transferred 257 BTC as collateral for the additional borrowing.

NOTE 5 – BORROWINGS FOR SHARE REPURCHASES

Credit Facility and Term Loan

On August 15, 2025, the Company entered into a Master Repurchase Agreement and related commitment letter (together the “MRA”) with a third-party pursuant to which the Company could borrow up to $25.0 million. Upon entry into the MRA the Company paid a commitment fee of $150,000 in connection with the MRA, which the Company had recorded as loan issuances costs and amortized this amount, plus legal fees associated with the MRA, over the 90 day term of the borrowings. Upon the initial borrowing date, the Company was required to place a minimum of $15,625,000 of BTC in a custody account with an affiliate of the third-party, which was required to be retained through the term of the agreement. The interest on all borrowings under the MRA was 11.0% per annum, which was payable monthly.

On September 18, 2025, the Company and the third-party lender amended the MRA and increased the available borrowings by an additional $10.0 million which also required the Company to increase the amount of Bitcoin in the custody account to a total of $21,875,000. All other provisions of the MRA remained the same. The Company borrowed the full $35.0 million available under the MRA, as amended, as of September 22, 2025, and used the proceeds to repurchase its common stock, including any brokerage commissions under the Company’s common stock repurchase program.

On September 26, 2025, the Company and the third-party lender under the MRA entered into a new Master Repurchase Agreement and related transaction confirmation (together the “Repo Facility”) with a maturity date of August 31, 2026 and providing for $50.0 million in cash advances to the Company in exchange for purchased securities in the form of Bitcoin. Upon entry into the Repo Facility, the Company paid a commitment fee of $125,000, which was recorded as loan issuance costs which, with legal fees incurred for the Repo Facility, were being amortized through August 31, 2026, the due date for any outstanding borrowings. The interest rate for borrowings under the Repo Facility is 8.5% per annum. The first $35.0 million borrowed under the Repo Facility was used to repay all outstanding borrowings under the MRA and there was no early prepayment penalty. In addition, borrowings under the Repo Facility were used to pay accrued interest for borrowings outstanding under the MRA of $165,917, and the $125,000 commitment fee. The remaining proceeds of $14.7 million were deposited into one of the Company’s bank accounts and the Company used the proceeds to repurchase its common stock, including commissions due to the placement agent, under the Company’s common stock repurchase program, as discussed further in Note 9 below. The Repo Facility has an early prepayment fee of 2% if repaid within six months of the agreement date and 1% if paid after six months but before August 31, 2026.

The Company recognized a loss on the repayment of the MRA totaling $125,377 for the unamortized issuance costs, which includes the commitment fee and legal fees, as of the repayment date.

On March 31, 2026 the Company repaid the outstanding balance under the Repo Facility in full, including interest through the repayment date, which terminated the MRA. The Company recognized a loss on the repayment of the Repo Facility totaling $568,142 for the unamortized issuance costs as of the repayment date, and the 1% prepayment fee paid. Upon repayment the lender released 1,795 Bitcoin which was held as collateral for the Repo Facility. For the three months ended March 31, 2026, the Company recognized $1,050,695 of interest expense for the Repo Facility.

Delayed Draw Term Loans

On October 12, 2025, the Company entered into a Master Loan Agreement (the “MLA”) with a lender to obtain additional capital in the form of delayed draw term loans. Under the MLA, the Company may borrow, an aggregate principal amount of up to $100.0 million, through October 9, 2026 (subject to the extension referenced below), at which date, all such loans, together with any accrued and unpaid interest and related obligations, shall become due and payable in their entirety. The Company had the option, in its sole discretion, to extend the due date of all such loans for one additional year, to October 9, 2027 and the Company exercised this option on October 29, 2025. Further, the MLA was not subject to any commitment fees and borrowings can be repaid early without any prepayment penalty or premium. Prior to the amendment discussed below, the interest rate applicable to all outstanding loans was 6.50% per annum payable monthly.

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

During the three months ended March 31, 2026, the Company borrowed $5 million and repaid $10 million. As of March 31,2026, the Company has borrowings outstanding under the MLA totaling $45.0 million and provided 1,096 BTC with a fair value of $74,794,125 to the MLA lender as collateral. For the three months ended March 31, 2026, the Company recognized $929,028 of interest expense. In the period from April 1, 2026 to May 7, 2026, the Company borrowed an additional $10.0 million under the MLA.

NOTE 6 – NOTE PAYABLE

In March 2023, the Company entered into a financing arrangement to purchase a vehicle with an interest rate of 11.44% and a monthly payment of $908 until February 2029. The vehicle is collateral for this arrangement. The short-term balance of $8,280 as of March 31, 2026 is presented in other current liabilities in the condensed consolidated balance sheet. In April 2026, the loan balance was fully paid.

NOTE 7 – WARRANT LIABILITIES

Series A Warrants

The Company issued Series A warrants (the “Series A Warrants”) in connection with the sale of common units and pre-funded warrant units. Under the terms of the Series A Warrants, the number and exercise price are subject to adjustment if the Company completes certain transactions specified in applicable warrant agreements. In addition, the Series A Warrants have a cashless exercise provision, which would allow holders to cashless exercise one warrant for three shares of the Company’s common stock. Such adjustment provisions of the Series A Warrants were initially subject to stockholder approval, which was received on January 12, 2024. The Company initially determined that these warrants should be classified as liabilities and used a Monte Carlo simulation to estimate the fair value until stockholder approval of the cashless exercise provision was completed.

Subsequent to the approval by stockholders of the cashless exercise provision of the Series A Warrant, the fair value of each Series A Warrant is the value of three shares of the Company’s common stock. Based on the closing price of the Company’s common stock on March 31, 2026 of $4.23, the fair value of each Series A Warrant is $12.69 and based on the total number of warrants outstanding of 10,008, the warrant liability for Series A Warrants is $127,002 at March 31, 2026.

The following represents the activity associated with the Series A Warrants for the three months ended March 31, 2026:

Fair value on January 1, 2026	$64,985
Loss on change in fair value	62,017
Balance at March 31, 2026	$127,002

The balance is classified in other current liabilities in the condensed consolidated balance sheet.

NOTE 8 – RELATED PARTY TRANSACTIONS

Gemini

On July 13, 2025, the Company entered into a Strategic Digital Assets Services Agreement with Gemini NuStar, LLC (“Gemini”) (the “Gemini Agreement”), pursuant to which Gemini will provide non-discretionary execution and digital asset-related informational services. These services may include market commentary, protocol updates, or other general insights as directed by the Company. Gemini does not act as an advisor, fiduciary, or investment manager to the Company, and all trading and investment decisions remain solely under the Company’s control. In connection with the Gemini Agreement, upon the closing of the Private Placement, the Company issued a warrant to Gemini to purchase up to 901,542 shares of common stock, discussed further in Note 9.

Also on July 13, 2025, the Company entered into a Custodial Services Agreement (together with the Gemini Agreement, the “Gemini Agreements”) with Gemini Trust Company, LLC (“Gemini Trust”), pursuant to which the Company has engaged Gemini Trust to provide custody services of the Company’s digital asset holdings. The Company pays a monthly custodial fee as a percentage of the digital assets held in the Company’s custodial accounts at Gemini at month end. For the three months ended March 31, 2026, the Company has recognized no custodial fee expense.

Mr. Rohan Chauhan, a member of the Company’s board of directors (the “Board”), was the Director of Strategy at Gemini until December 23, 2025.

Board of Directors

On July 17, 2025, in connection with the Private Placements, the Company’s four existing independent members of the Board prior to the Private Placements received an aggregate payment from the Company of $600,000 in cash, with each individual amount based on their board tenure as payment for equity awards that could not be issued previously as part of their compensation for being on the Company’s Board. Each existing independent director also received a grant of 10,000 stock options from the Company’s 2025 Stock Plan to purchase the Company’s common stock at $10 per share with a ten-year term, regardless of service being provided and only forfeitable in the event Board service is terminated for cause as defined in the stock option agreements (the “Forfeiture Clause”). These stock options vest in 20% installments based upon the achievement of milestones tied to the daily VWAP of the Company’s common stock trading price with the first 20% vesting at $10.00 and each installment increasing in $5.00 increments, and all stock options fully vesting if the daily VWAP reaches $30.00 (the “Applicable Vesting Schedule”). Pursuant to the Applicable Vesting Schedule, 80% of these options had vested as of March 31, 2026. These stock options are not exercisable until the 2025 Stock Plan and shares to be issued under the 2025 Stock Plan are approved by the Company’s stockholders (the “Approval Requirement”). These Board members collectively purchased 60,000 shares of the Company’s common stock for $600,000 in the Private Placements.

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

In connection with the Private Placements, Mr. Lane was also appointed to serve as both Chairman of the Board and Co-Chief Executive Officer (“Co-CEO”) of the Company. Mr. Lane signed an employment agreement with the Company, dated July 17, 2025, and his annual salary is $225,000. Mr. Lane was also paid a signing bonus of $225,000 and was granted 1,792,812 stock options from the Company’s 2025 Stock Plan to purchase the Company’s common stock at $10.00 per share with a ten-year term, and subject to the Forfeiture Clause. These stock options vest in accordance with the Applicable Vesting Schedule and are subject to the Approval Requirement. Mr. Lane is a founder and principal of Empery Asset Management LP (“EAM”), an investor in the Company, and will continue to provide services to EAM while also being employed by the Company. Mr. Lane also purchased 100,000 shares of the Company’s common stock for $1.0 million and funds controlled by EAM purchased 2,500,000 shares of the Company’s common stock for $25.0 million in the Private Placements. As of March 31, 2026, funds controlled by EAM own 2,930,345 shares of the Company’s common stock, and the following warrants to purchase the Company’s common stock i) 4,323 pre-funded warrants with an exercise price of $0.00001, ii) 340,626 pre-funded warrants with an exercise price of $0.00008, iii) 493,751 warrants with an exercise price of $16.00, iv) 804 warrants with an exercise price of $1,856.00.

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

Highbridge Consultants, LLC

On August 28, 2020, the Company entered into a consulting agreement (as amended on or about March 25, 2021) (the “Highbridge Consulting Agreement”) with Highbridge Consultants, LLC (“Highbridge”), an entity controlled by Mr. Adrian James, a co-founder of the Company, pursuant to which Mr. James provided the Company with services in exchange for warrants. The Highbridge warrants were fully exercised on a cashless basis in 2021.

In addition, pursuant to the Highbridge Consulting Agreement, upon the occurrence of a Fundamental Transaction (as defined), Mr. James would have been eligible for additional compensation based on specified market capitalization thresholds. On July 11, 2025, the Company entered into a release and termination agreement (the “Consultant Termination Agreement”) with Highbridge pursuant to which the parties agreed to terminate and mutually release all of the parties’ rights and obligations under the Highbridge Consulting Agreement, including the release of the Company’s obligation to make certain market capitalization milestone payments to Highbridge, in exchange for the payment by the Company of a termination fee in an aggregate amount of $2.0 million, which was paid and expensed in the year ended December 31, 2025.

New York Office Lease

On August 28, 2025, the Company entered into an assignment and assumption of a lease agreement with EAM whereby the Company agreed to assume half of the lease obligation of the New York City office lease of EAM since three of EAM’s executives and one additional employee became Company employees in conjunction with the Private Placement as these individuals will continue to work in the New York City office. The Company, EAM and the landlord for the facility entered into a Consent to Assignment Agreement whereby the Company and EAM are jointly and severally liable for payment of the rent to the landlord. In the event that either EAM or the Company do not make their respective payments, then the other entity will be liable for the full rent payment to the landlord and the paying entity can seek recourse from the non-paying entity under the contribution agreement between them. The Company’s portion of its lease obligation to the landlord is $9,617 per month through June 2029, subject to adjustment for changes in property taxes assessed to the landlord on the facility. EAM signed an extension with the landlord of the lease beyond June 2029. The Company will have the option to opt out of this lease extension by providing EAM notice on or prior to June 1, 2029.

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

Common Stock

March 2026 Offering

On March 24, 2026, the Company consummated a registered direct offering pursuant to which it received net proceeds of $24,787,679 from the sale of 2,558,422 common stock units, which consisted of 2,558,422 shares of common stock and 2,558,422 fully exercisable four-year warrants to purchase the Company’s common stock at $6.27 per share (the “March 2026 Warrants”), and 2,079,797 pre-funded warrant units, which consisted of 2,079,797 pre-funded fully exercisable warrants with an exercise price of $0.00001 and 2,079,797 March 2026 Warrants. Through March 31, 2026, 100,000 pre-funded warrants were exercised and for the period from April 1, 2026 to May 7, 2026, 892,709 pre-funded warrants were exercised. No March 2026 Warrants have been exercised through May 7, 2026.

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

The unfunded exercise price of each pre-funded warrant is equal to $0.00001 per underlying pre-funded warrant share. The exercise price and the number of shares of common stock issuable upon exercise of each pre-funded warrant is subject to appropriate adjustment in the event of certain stock dividends, stock splits, stock combinations, or similar events affecting the common stock. The pre-funded warrants are exercisable in cash or by means of a cashless exercise and will not expire until the date the pre-funded warrants are fully exercised. The pre-funded warrants may not be exercised if the aggregate number of shares of common stock beneficially owned by the holder thereof (together with its affiliates) immediately following such exercise would exceed a specified beneficial ownership limitation; provided, however, that a holder may increase or decrease the beneficial ownership limitation by giving notice to the Company (61 days notice for increases), but not to any percentage in excess of 9.99%. As of March 31, 2026, 5,457,013 of the pre-funded warrants issued in the Private Placements were exercised. There were no exercises of these pre-funded warrants in the period from April 1, 2026 through May 7, 2026.

Concurrent with the Purchase Agreements, the Company and the Purchasers entered into a Registration Rights Agreement, dated July 17, 2025 (the “Registration Rights Agreement”), providing for the registration for resale of the common shares and the pre-funded warrant shares sold in the Private Placements and the shares underlying the Gemini Warrants, the Placement Agent Warrants and the consultant warrant issued concurrent with the Private Placements that are not then registered on an effective registration statement, pursuant to a registration statement (the “Registration Statement”) to be filed with the SEC no later than August 16, 2025. The Company filed the Registration Statement on August 15, 2025 and it became effective on August 18, 2025 and has remained effective through the date of issuance of the financial statements as of and for the three months ended March 31, 2026.

The Company has agreed to use reasonable best efforts to cause the Registration Statement to be declared effective no later than 60 days after closing of the Private Placements, and to keep the Registration Statement continuously effective from the date on which the SEC declares the Registration Statement to be effective until (i) the date on which the Purchasers shall have resold all the Registrable Securities (as such term is defined in the Registration Rights Agreement) covered thereby, or (ii) the date on which the Registrable Securities may be resold by the Purchasers without registration and without regard to any volume or manner-of-sale limitations by reason of Rule 144 as promulgated by the SEC under the Securities Act of 1933, as amended (the “Securities Act”), without the requirement for the Company to be in compliance with the current public information requirement under Rule 144 or any other rule of similar effect.

The Company granted the Purchasers customary indemnification rights in connection with the Registration Rights Agreement. The Purchasers also granted the Company customary indemnification rights in connection with the Registration Rights Agreement.

February 2025 Offering

On February 6, 2025, the Company consummated an underwritten public offering pursuant to which it received net proceeds of $10,703,882 from the sale of 53,750 common stock units, which consisted of 53,750 shares of common stock and 53,750 fully exercisable five-year warrants to purchase the Company’s common stock at $16.00 per share, and 696,250 pre-funded warrant units, which consisted of 696,250 pre-funded fully exercisable warrants with an exercise price of $0.00008 and 696,250 fully exercisable five-year warrants to purchase the Company’s common stock at $16.00 per share (the “February 2025 Warrants”). As of March 31, 2026, 355,626 pre-funded warrants have been exercised and no pre-funded warrants were exercised from April 1, 2026 to May 7, 2026. As of March 31, 2026, 111,500 February 2025 Warrants were exercised, and no February 2025 Warrants were exercised from April 1, 2026 to May 7, 2026.

At the Market Program

In 2024, the Company established an At the Market Program (“ATM”) with Aegis Capital Corp. (“Aegis”) as placement agent, pursuant to which it can sell up to $100.0 million of its common stock and is subject to a fee payable to Aegis Capital Corp. (“Aegis”) of 3%. During the three months ended March 31, 2025, the Company has received aggregate net proceeds of $8,846,761 for the sale of 220,515 shares of common stock through the ATM.

On July 17, 2025, the Company entered into Amendment No.1 to the At-The-Market Issuance Sales Agreement (the “ATM Amendment Sales Agreement”) with Aegis which, among other matters, (i) increases the maximum capacity of the program by $1.0 billion and (ii) adjusts the fee Aegis will be paid as sales agent to 1% of gross proceeds of sales under the At-The-Market Issuance Sales Agreement for such additional amount. The Company filed a shelf registration statement to register the shares underlying such agreement on July 30, 2025, which was amended on March 26, 2026 and March 30, 2026. No shares have been sold under the ATM during 2026.

Common Stock Repurchase Programs

On March 21, 2025, the Company’s Board approved a common stock repurchase program whereby the Company could repurchase up to $2.0 million of common stock subject to a limitation that at least 500,000 shares of common stock must be outstanding to meet Nasdaq compliance rules. As of March 31, 2026, the Company has repurchased 65,348 shares of common stock at an average purchase price of $7.82 per share with cash of $510,907, including commissions paid of $17,045, under the March 2025 stock repurchase program.

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

As of March 31, 2026, the Company has repurchased 24,135,409 shares of common stock under the new repurchase program at an average purchase price of $5.80 per share with cash of $139,990,849, including commissions paid of $1,366,680. For the period from April 1, 2026 to May 7, 2026, the Company has repurchased 2,109,248 shares of common stock at an average purchase price of $4.62 per share with cash of $9,750,633, including commissions paid of $96,541. These repurchases were funded from amounts borrowed under the borrowing agreements discussed in Note 5 above and from proceeds from the sale of Bitcoin discussed in Note 4.

The shares repurchased under both repurchase programs and cash paid are presented as treasury stock in the condensed consolidated balance sheet as of March 31, 2026.

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

If the Rights become exercisable, all holders of Rights (other than the Acquiring Person and its affiliates and associates, whose Rights would become void) will be entitled to acquire common stock having a value equal to two times the exercise price of the Right. In the event of a merger, consolidation, or sale of 50% or more of the Company’s assets following a person becoming an Acquiring Person, each Right would instead entitle the holder to purchase common stock of the acquiring company at the same two-times-value ratio. Alternatively, the Board may exchange each Right held by non-Acquiring Person holders for one share of common stock per Right. The Rights Plan also includes a “qualifying offer” provision under which the Rights will automatically expire if an all-shares, same-consideration tender or exchange offer is accepted for more than two-thirds of the outstanding common stock on a fully diluted basis, subject to a minimum 90 business-day period following commencement of the offer. The Board may redeem all of the Rights at a price of $0.00001 per Right at any time before a person becomes an Acquiring Person and may amend the terms of the Rights without holder consent, except that no amendment after a person becomes an Acquiring Person may adversely affect the interests of Rights holders.

Series A Convertible Preferred Stock

In connection with the Stockholder Rights Agreement implemented on February 3, 2026, the Company designated 100,000 shares of Preferred Stock as Series A with a par value of $0.00001 per share.

Warrants

Series A Warrants

Each Series A Warrant had an initial exercise price per share equal to $158,400, was immediately exercisable upon issuance, and expires on the five-year anniversary of the original issuance date, or November 17, 2028. As of March 31, 2026, there are 10,008 Series A Warrants outstanding with an exercise price of $3.56.

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

Share Combination Event Adjustments

If a share split, share dividend, share combination, recapitalization or other similar transaction involving the Company’s common stock (collectively a “Share Event”) and the lowest daily VWAP during the five consecutive trading days prior to the date of such event and the five consecutive trading days after the date of such event is less than the exercise price then in effect, then the exercise price of the Series A Warrant shall be reduced to the lowest daily VWAP during such period and the number of warrant shares issuable shall be increased such that the aggregate exercise price payable thereunder, after taking into account the decrease in the exercise price, shall be equal to the aggregate exercise price on the date of issuance. Approval of this adjustment by the stockholders was made on January 12, 2024.

Since issuance, the number of Series A Warrants have been adjusted under the Share Event provisions. See Note 7 for further discussion of the fair value of these warrants.

Other Warrants

As discussed in Note 8 above, the Company issued warrants to purchase up to 901,542 shares of common stock to Gemini or its designees (the “Gemini Warrants”) with an exercise price of $10.00 per share and a 10-year term. The Gemini Warrants began vesting and became exercisable on July 21, 2025 in accordance with the Applicable Vesting Schedule. Based on the highest VWAP of the Company’s common stock from July 21, 2025, 360,618 warrants have vested as of March 31, 2026.

The Company issued 163,929 warrants to purchase shares of common stock to the placement agents of the Private Placements (the “Placement Agent Warrants”) with an exercise price of $10.00 per share and a five-year term. The Placement Agents Warrants began vesting and became exercisable on July 21, 2025 based on the Applicable Vesting Schedule. Based on the highest VWAP of the Company’s common stock since July 21, 2025, 65,573 warrants have vested as of March 31, 2026.

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

The Company’s highest VWAP in the period from July 21, 2025 to March 31, 2026 was $18.77. Therefore the first two tranches vested and the Company recognized all of the expense for these tranches as of March 31, 2026. The Company recognized expense on the remaining unvested tranches based on the derived service periods and number of days vesting in the period ended March 31, 2026. The Company recognized total expense of $1,478,640 for the Placement Agent Warrants and recorded this as offering costs related to the Private Placements. The Company recognized total expense of $1,026,587 in general and administrative expense for the Gemini warrants for the three months ended March 31, 2026. Remaining expense to be recognized for the Placement Agent Warrants and Gemini Warrants are $0 and $92,789, respectively, which will be recognized over the remaining derived service periods for each tranche unless the daily VWAP exceeds the vesting price for the tranche, in which case the expense will be recognized immediately.

In addition, concurrent with the closing of the Private Placements, the Company issued fully vested warrants to a consultant to purchase up to 25,000 shares of common stock with an exercise price of $10.00 per share of common stock and a ten-year term. The Company valued these warrants using a Black-Scholes option pricing model using the same ten-year inputs noted above. The Company recognized expense of $249,413 in general and administrative expense for the three months ended September 30, 2025.

The following is the activity related to pre-funded common stock warrants during the three months ended March 31, 2026:

	Pre- Funded Common Stock Warrants
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Life in years(1)	Intrinsic Value
Outstanding at January 1, 2026	3,913,538	$0.00002
Purchased	2,079,797	$0.00001
Exercised	(3,396,940)	$0.00001
Outstanding at March 31, 2026	2,596,395	$0.00002	–	$10,982,701
Exercisable at March 31, 2026	2,596,395	$0.00002	–	$10,982,701

(1)	Pre-funded warrants expire only upon exercise

The following is the activity related to all common stock warrants, excluding pre-funded warrants, during the three months ended March 31, 2026:

	Other Common Stock Warrants
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Life in years	Intrinsic Value
Outstanding at January 1, 2026	1,735,349	$47.66
Granted/purchased	4,643,487	$6.26
Expired	(2)	$2,571,840
Outstanding at March 31, 2026	6,378,834	$16.72	4.73	$6,705
Exercisable at March 31, 2026	5,739,551	$18.58	4.73	$6,705

NOTE 10 – STOCK-BASED COMPENSATION

2025 Stock Plan

As discussed in Note 9, in conjunction with the digital asset treasury strategy and Private Placements, on July 16, 2025, the Company’s Board adopted the 2025 Stock Plan (the “2025 Plan”) and granted stock options to certain employees, Board members and a consultant. A total of 5,681,381 stock options were granted to purchase the Company’s common stock at $10.00 per share with a ten-year term, regardless of service being provided and only forfeitable in the event employment is terminated for cause as defined in the stock option agreement. These stock options vest based on the Applicable Vesting Schedule. The Company’s highest VWAP in the period from July 17, 2025 to March 31, 2026 was $29.86, and accordingly the first four tranches vested. Since these stock options are not exercisable until the 2025 Stock Plan and shares to be issued under the 2025 Stock Plan are approved by the Company’s stockholders, the Company has not recorded any share-based compensation expense for these stock options as there is no measurement date since stockholder approval is uncertain. If stockholder approval is obtained, the Company will value these options and recognize share-based compensation for any vested awards and any unvested awards based on the derived service period.

Inducement Stock Options

Also in connection with the Private Placements, the Board approved 1,045,807 inducement stock option grants to purchase the Company’s common stock with an exercise price of $10.00 to two executives (see Note 8 above) and one employee. These stock options have a ten-year term regardless of continued employment with the Company, provided that the employee is not terminated for cause. These stock options vest based on the Applicable Vesting Schedule. The Company used a Black Scholes option pricing model and Monte Carlo simulation to value these stock options consistent with the Placement Agent Warrants (see Note 9) since the Company determined the expected life of these options is approximately 5 years. Based on the highest VWAP of the Company’s common stock since the Private Placements, 836,648 stock options have vested as of March 31, 2026. For the three months ended March 31, 2026, the Company recognized expense of $677,665 in general and administrative expense for these inducement stock options and there is no remaining expense to be recognized.

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

2021 Stock Plan

In January 2021, the Company’s Board of Directors adopted the Volcon, Inc. 2021 Stock Plan, (the “2021 Plan”). The 2021 Plan is a stock-based compensation plan that provides for discretionary grants of stock options, stock awards, and restricted stock unit (“RSU”) awards to employees, members of the Board of Directors and consultants (including restricted stock units issued prior to the adoption of the plan as further discussed below). The Company has reserved 39 shares of the Company’s common stock for issuance under the 2021 Plan. To the extent that an award, if forfeitable, expires, terminates or lapses, or an award is otherwise settled in cash without the delivery of shares of common stock to the participant, then any unpaid shares subject to the award will be available for future grant or issuance under the 2021 Plan. There are no shares available for issuance under the 2021 Plan as of March 31, 2026. Awards vest according to each agreement and as long as the employee remains employed with the Company or the consultant continues to provide services in accordance with the terms of the agreement.

Other

As discussed in Note 8 above, fully vested stock options were granted to one of the Company’s Co-CEOs and CFO to purchase a total of 252,525 shares of the Company’s common stock at $4.56 per share. The Company recognized share-based compensation of $1,125,802 related to these stock options in the year ended December 31, 2025. On July 17, 2025, the Co-CEO and CFO amended these stock options to reset the exercise price to $10.00 per share. There was no impact to share-based compensation for this modification as the fair value immediately after the modification was less than the fair value immediately before the modification.

The following summarizes activity relating to common stock options to employees and consultants for services during the three months ended March 31, 2026:

	Common Stock Options
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Life in years	Intrinsic Value
Outstanding at January 1, 2026	1,298,366	$76.25			$–
Granted	–	$–		$
Forfeited	(30)	$2,077,665.88		$
Canceled	–	$–		$
Outstanding at March 31, 2026	1,298,336	$21.85	9.25		$–
Exercisable at March 31, 2026	1,089,177	$24.12	9.25		$–

Total stock-based compensation recorded for the three months ended March 31, 2026 and 2025 for all stock-based compensation awards, including warrants, has been recorded as follows:

	Three Months Ended March 31, 2026	Three Months Ended March 31, 2025
Cost of Goods Sold	$–	$–
Sales and Marketing	–	10,052
Product Development	–	–
General and Administrative	1,704,252	–
Total	$1,704,252	$10,052

NOTE 11 – LOSS PER COMMON SHARE

The basic net loss per common share is calculated by dividing the Company’s net loss available to common stockholders by the weighted average number of Common Stock during the three months ended March 31, 2026 and 2025. The diluted net loss per common share is calculated by dividing the Company’s net loss available to common stockholders by the diluted weighted average number of Common Stock outstanding during the year. The diluted weighted average number of Common Stock outstanding is the basic weighted number of Common Stock adjusted for any potentially dilutive debt or equity. Diluted net loss per common share is equal to basic net loss per share due to the Company’s net loss and any potentially issuable shares are anti-dilutive.

	Three Months Ended	Three Months Ended
	March 31, 2026	March 31, 2025

Numerator:

Loss from continuing operations	$(85,403,548)	$(2,076,375)
Loss from discontinued operations	$–	$(384,055)
Net loss	$(85,403,548)	$(2,460,430)

Denominator:

Denominator for basic and diluted net loss per common share - weighted average of common shares	$33,022,103	$338,235

Basic and diluted loss from continuing operations per common share	$(2.59)	$(6.13)
Basic and diluted loss from discontinued operations per common share	$–	$(1.14)
Basic and diluted net loss per common share	$(2.59)	$(7.27)

As discussed in Note 2 above, the Company received notice from DTCC on behalf of the brokerage firms that hold the shares of Company common stock held in “street name” that in connection with the foregoing rounding of shares the Company would need to issue 23,617 shares of common stock which are not included in the amounts above. If these shares had been issued as of November 19, 2024 when notice from DTCC was received, the amounts for basic and diluted net loss per common share for the three months ended March 31, 2025 would be as follows:

Denominator:

Denominator for basic and diluted net loss per common share - weighted average of common shares	361,861

Basic and diluted loss from continuing operations per common share	$(5.74)
Basic and diluted loss from discontinued operations per common share	$(1.06)
Basic and diluted net loss per common share	$(6.80)

Common shares consisting of shares potentially dilutive as of March 31, 2026 and 2025 are as follows:

	March 31, 2026	March 31, 2025
Warrants	8,975,229	1,297,998
Stock options	1,298,336	786
Total	10,273,565	1,298,784

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

NOTE 13 – DISCONTINUED OPERATIONS

As discussed in Note 1 above, on October 15, 2025, the Company entered into the Venom APA with Venom, to divest the Volcon brand in exchange for a non-dilutable 10% equity position in Venom’s reorganized Delaware corporation on a fully-diluted basis, which reorganization has not occurred as of May 7, 2026 and will be recognized by the Company once completed. The Company transferred all Volcon IP, including all intellectual property, brand assets, trademarks, sales and distribution networks and engineering documentation associated with the Volcon brand (the “IP”) other than its E-Bike, the Brat. The Company will have the right to appoint one director to Venom’s board and may continue to finance Venom’s inventory purchases. In the event that Venom does not complete its corporate reorganization within six months, the Company will have the option to repurchase the Volcon IP for a nominal amount.

The Company concluded that it would shift its business operations in the fourth quarter after the implementation of the digital asset treasury strategy. The Company expects that by selling the four-wheel product business, which includes the HF1 UTV, MN1 Tradesman UTV and MN1 Adventurer UTV products (collectively the “Divested Products”), it will reduce the Company’s future product liability exposure. Although the Company may continue to finance Venom’s inventory purchases and obtain a seat on Venom’s board of directors, the Company has concluded that it does not have significant ongoing involvement in the products sold in the Venom APA. The revenue and expenses associated with the Divested Products are presented as discontinued operations. Expenses also include certain allocated costs such as salaries, benefits, travel, marketing and consulting costs which are allocated based on actual costs or estimated time that individuals worked on these products.

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

The following table presents the carrying amount of the major classes of assets and liabilities included in the consolidated balance sheet that are related to discontinued operations:

December 31, 2025

ASSETS

Accounts receivable	$256,459
Inventory	11,654
Total assets	$268,113

LIABILITIES

Accounts payable	$76,290
Accrued liabilities	16,732
Total liabilities	$93,022

The following table presents the major classes of line items representing the loss on discontinued operations:

March 31,
2025

Revenue	$273,717
Cost of goods sold	(276,791)
Sales and marketing	(214,733)
Product development	(153,871)
General and administrative	(12,377)
Loss from discontinued operations	$(384,055)

The impact to the balance sheet as of March 31, 2026 and statement of cash flows for discontinued operations was not material for any period presented.

NOTE 14 – SUBSEQUENT EVENTS

On February 26, 2026, a stockholder submitted a nomination notice purportedly naming nine candidates for election to the Company’s Board. On March 26, 2026, the Company sent this stockholder a letter notifying such stockholder that its purported nominations were invalid based on various matters and deficiencies identified in connection with the nomination notice.

On April 2, 2026, this stockholder filed a complaint with the Court of Chancery of the State of Delaware (the “Court”) against the Company and its Board alleging that the Company’s Board took actions to reject the stockholder’s purported nominations in breach of their fiduciary duties (the “Complaint”). The Complaint alleges, among other things, the following:

•	the Board inappropriately rejected the stockholder’s director nominees;

•

the Company improperly made a dilutive issuance of common stock when the Company completed the March 2026 equity offering (the “March Equity Offering”) (see Note 9) with a stockholder who the complainant believes is aligned with the Board, which the stockholder believes will impact any proxy fight in the Company’s favor, and;

•	the Company’s Board improperly adopted the Stockholder Rights Plan with a 12.5% ownership trigger (see Note 9) in response to the rapid accumulation of the Company’s stock by this stockholder.

The stockholder’s Complaint requests, among other items, that the Court find that (a) the defendants breached their financial duties, (b) undo the Company’s rejection of the stockholder’s nominations for the Company’s Board so that the stockholder’s nominees can be included on the ballot for potential election at the Company’s upcoming 2026 annual meeting, (c) prohibit holders of shares issued in connection with March Equity Offering from being eligible to vote such shares for directors at the Company’s upcoming 2026 annual meeting, and (d) award damages and other monetary relief for the harm caused by the March 2026 equity issuance, together with pre-judgment and post-judgment interest.

Discovery for this matter has begun and a tentative trial date has been scheduled to start on June 30, 2026. The Company intends to vigorously defend itself and the Board against the Complaint for the benefit of the stockholders.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is intended as a review of significant factors affecting the Company’s financial condition and results of operations for the periods indicated. This discussion and analysis should be read in conjunction with the financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and the Company’s Annual Report on Form 10-K, which contains audited financial statements of the Company as of and for the year ended December 31, 2025, previously filed with the Securities and Exchange Commission. Results for the three months ended March 31, 2026 are not necessarily indicative of results for the year ending December 31, 2026 or any future period.

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements. These forward-looking statements generally can be identified by the use of words such as “anticipate,” “expect,” “plan,” “could,” “may,” “believe,” “estimate,” “forecast,” “goal,” “potentially,” “project,” and other words of similar meaning. All statements, other than statements related to present facts or current conditions or historical facts, contained in this Quarterly Report on Form 10-Q are forward-looking statements, including statements regarding our strategy, future operations, future financial position, including, but not limited to, the Company’s expectations regarding financial metrics and trends for the remainder of fiscal year 2026, the Company’s digital asset-treasury strategy, the Company’s ability to efficiently build its BTC portfolio and reposition its powersports business, the Company’s ability to increase Bitcoin per share to drive stockholder value, the Company’s ability to generate income through derivatives on BTC through the use of short-term put and call contracts, the repurchases under the Company’s share repurchase program and financing arrangements related thereto, the real time updates on the Company’s website and the ability of the Company to generate positive net interest income from financing of inventory purchases.

Each forward-looking statement is subject to risks and uncertainties that could cause actual results to differ materially from those expressed or implied in such statements. Applicable risks and uncertainties include the risks and uncertainties regarding, among other things: our ability to keep pace with new technology and changing market needs; changes in business, market, financial, political and regulatory conditions; the Company’s operations and business, including the highly volatile nature of the price of Bitcoin and other cryptocurrencies; the Company’s stock price may be highly correlated to the price of the digital assets that it holds; increased competition in the industries in which the Company operates; significant legal, commercial, regulatory and technical uncertainty regarding digital assets generally; the treatment of crypto assets for U.S. and foreign tax purpose; the Company’s ability to generate revenues from sales and generate cash from financing of inventory, sale of its products and Bitcoin derivatives; significant decrease in the market value of the Company’s Bitcoin holdings; the Company’s ability to obtain additional financing through equity or debt offerings, obtain borrowings from financing arrangements or generate cash from the sale of Bitcoin and the competitive environment of our business. Other risks and uncertainties include those identified under the heading “Risk Factors” contained in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2025, as filed with the SEC on March 27, 2026, and in any subsequent filings with the SEC.

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

The key component of the digital asset strategy is to optimize the Company’s capital structure to increase BTC per share to drive stockholder value. This includes issuing equity when market conditions allow us to raise capital at a premium to net asset value (“NAV”), defined as the value of BTC holdings plus cash, minus debt, divided by adjusted outstanding shares, which includes common stock outstanding plus all pre-funded warrants outstanding. The Company may repurchase shares when shares trade below NAV. The Company has an ATM program in place pursuant to which it can sell up to $1.0 billion of common stock and since the inception of the digital asset treasury strategy through of May 7, 2026 has sold 136,053 shares of common stock for $1.5 million, including commissions, at an average price of $10.90. The Company may also complete other equity or convertible debt issuances if it determines market conditions are appropriate.

In addition, the Company’s strategy includes repurchasing the Company’s common stock when the Company’s common stock is trading below NAV per share. The Company has a share repurchase program that allows it to repurchase up to $200.0 million of common stock and through May 7, 2026 has bought 26,244,657 shares of common stock for $149.7 million, including commissions, at an average price of $5.71. The Company has used proceeds of $105.0 million from two borrowing arrangements that allowed for borrowings of up to $150.0 million, to fund these share repurchases. Some of our BTC is held by these lenders as collateral for outstanding borrowings. On March 31, 2026, the Company repaid $50.0 million of borrowings on a term loan from proceeds received from the sale of BTC and proceeds from the March 2026 equity offering noted above. See Note 5 to the condensed consolidated financial statements for further discussion of these borrowing arrangements.

Additionally, a significant component of the digital asset treasury strategy is to reduce costs across the Company so that cash generated from operations can be used to pay operating expenses and any excess cash generated can be used to purchase more BTC or repurchase shares of our common stock. We also generated, and may continue to generate income through buying and selling derivatives on BTC, including the use of short-term put and call contracts. Since the inception of our digital asset strategy through May 7, 2026, the Company generated income of $1.4 million from trading these derivatives, which is recorded in Other income in the condensed consolidated statement of operations.

The Company also recognizes the risk that digital assets pose with respect to digital wallets being compromised and the Company uses institutional-grade custodians to hold its BTC in wallets, some of which are isolated from the internet, referred to as cold storage, to minimize this risk. We view our BTC as long-term holdings, although there are no restrictions on selling BTC that is not held as collateral by our lenders. As of May 7, 2026 we have 2,914 BTC, of which 1,353 are restricted by lenders as collateral for outstanding loan balances.

The BTC market has been characterized by significant volatility in price, relative anonymity, a developing regulatory landscape, potential susceptibility to market abuse and manipulation, compliance and internal control failures at exchanges, and various other risks that are, or may be, inherent in its entirely electronic, virtual form and decentralized network. For example, since the implementation of our digital asset treasury strategy through May 7, 2026, BTC has closed at a high of $126,279 and a low of $60,033.

Losses on digital assets significantly contributed to our results of operations for the three months ended March 31, 2026. The loss on digital assets of $78.4 million was recorded, representing 94%, of our operating expenses for the three months ended March 31, 2026.

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

Venom Asset Purchase Agreement

On October 15, 2025, the Company entered into the Venom APA with Venom to divest the Volcon brand in exchange for a non-dilutable 10% equity position in Venom’s reorganized Delaware corporation on a fully-diluted basis. The Company transferred all Volcon IP, including all Volcon intellectual property, brand assets, trademarks, sales and distribution networks and engineering documentation associated with the Volcon IP other than its E-Bike, the Brat. The Company will have the right to appoint one director to Venom’s board and may continue to finance Venom’s inventory purchases. In the event that Venom does not complete its corporate reorganization within six months, with a 60 day grace period, the Company will have the option to repurchase the Volcon IP for a nominal amount.

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

The Company’s decision to sell these assets represents a strategic shift in operations as the Company does not currently plan to sell any four-wheel products after 2025. Therefore, in accordance with applicable accounting guidance, the results of the four-wheel product lines are presented as discontinued operations in the Condensed Consolidated Statements of Income and, as such, have been excluded from both continuing operations and segment results for all periods presented in this Quarterly Report on Form 10-Q. All amounts, and disclosures for all periods presented in this Quarterly Report on Form 10-Q reflect only the continuing operations unless otherwise noted. See Note 13 to the condensed consolidated financial statements for further discussion.

Venom Supply Agreement

On February 24, 2025, we entered into the Venom Supply Agreement with Venom to supply Venom with certain golf carts. The Venom Supply Agreement was amended and restated on April 25, 2025. The Venom Supply Agreement allows Venom to purchase up to $2.0 million of golf carts with payment terms of the earlier of 100 days from the date the golf carts are shipped from the manufacturer’s facility or upon sale to Venom’s dealers or to consumers. These golf carts were purchased through a manufacturer specified in the Venom Supply Agreement and we received consideration of the cost of the golf carts plus a five percent margin.

On October 29, 2025, the Venom Supply Agreement was amended to increase the available amount to purchase by $0.7 million and Venom agreed to purchase the remaining 138 MN1 units ordered by the Company under the Super Sonic Distribution Agreement discussed below. The original payment terms were the earlier of 60 days from receipt or upon sale by Venom. The agreement was modified in April 2026 to extend the payment terms to the earlier of an additional 90 days or upon sale by Venom. All of these units were received by Venom by January 2026.

On November 17, 2025, the Venom Supply Agreement was amended to increase the amount by $2.5 million (for a total of $4.5 million excluding the October 29, 2025 amendment). Payment terms are the earlier of 60 days from receipt of inventory by Venom or upon sale by Venom. As of March 31, 2026, Venom has outstanding $2.4 million of financing receivables, of which $1.7 million has been paid through May 7, 2026. Subsequent to March 31, 2026 through May 7, 2026, the Company has paid $0.5 million to the manufacturer for orders placed by Venom and additional payments due to be paid for orders placed by Venom as of May 7, 2026, are $0.7 million.

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

Beginning in the second quarter of 2024, we began evaluating other potential electric motorcycle offerings. We are determining what features and specifications would be included for new offerings including considering a street legal version that would be dual purpose as an on-road/off-road motorcycle (not highway legal). We have identified one new model which we are working on developing with a third-party manufacturer. We received prototypes in February 2025 and we are testing them to evaluate the feasibility to have them manufactured at a reasonable cost and sell them for an acceptable profit. In April 2026, we received our second prototype units and continue to evaluate and test these units. Provided testing is successful and whether the product cost, including tariffs, allow for us to sell this product, we expect to start selling this product in the second half of 2026.

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

Customers

Dealers

Prior to the divestiture of our four-wheel product lines, we sold our products through powersports dealers, bicycle retailers, and golf cart dealers. We expect to continue to utilize our bicycle dealers. We are transitioning our powersports and golf cart dealers to Venom but will continue to support these dealers for service and warranty obligations for products we sold to them.

International Distributors

We also sell our two-wheel products internationally through importers. Each importer buys vehicles and accessories and sells them to local dealers or directly to consumers. Payment for vehicle orders is required in advance of shipment. Local dealers or the importer will provide warranty and repair services for vehicles purchased in their country and we will reimburse them for any parts or labor incurred for warranty repairs. As of May 7, 2026, we have one importer in Mexico, one for the Caribbean Region, and one in New Zealand to sell our two-wheel vehicles and accessories in their assigned countries/markets.

Consumers

Consumers can purchase the Brat from our website and have it delivered to a location of their choosing in the continental U.S.

Manufacturers

We outsource the manufacturing of all our two-wheel products and accessories to an international third-party manufacturer, Huaian PX Intelligent Manufacturing Co., Ltd (“PXID”). The estimated fulfillment of all two-wheeled orders we have received, or will receive, assumes that PXID can successfully meet our order quantities and deadlines. In the past we have experienced delays due to PXID being unable to timely meet our order deadlines, and there is no assurance that we will not experience delays in the future until such time as we are able to source products from multiple manufacturers or from larger, more established manufacturers. If the manufacturer is unable to satisfy orders on a timely basis, our customers may cancel their orders. Also, due to the Company currently only having PXID manufacture our two-wheel products, if they experience financial hardship and cannot manufacture our products, our customers may cancel their orders which will harm our sales. Due to new and increased tariffs and other trade policies introduced or threatened by the U.S. government since the beginning of 2025, the cost of our products increased, but we also expect to see a decrease in manufacturing costs for new products ordered. We may see further increases if additional changes in import laws or tariffs occur. We could also experience delays in receiving shipments of our products if there are delays in getting carriers to ship our products or delays at the port of entry.

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

Results of Operations

The following financial information is for the three months ended March 31, 2026 and 2025.

	Three Months Ended
	March 31, 2026	March 31, 2025
Revenue	$225,702	$462,332
Cost of goods sold	(162,624)	(504,592)
Gross margin	63,078	(42,260)

Operating expenses:
Sales and marketing	323,636	296,224
Product development	124,946	234,652
General and administrative	4,571,782	1,549,280
Loss on digital assets	78,354,036	–
Total operating expenses	83,374,400	2,080,156

Loss from operations	(83,311,322)	(2,122,416)

Interest and other income (expense)	(2,092,226)	46,041

Loss from continuing operations before taxes	(85,403,548)	(2,076,375)
Tax benefit	–	–
Loss from continuing operations	(85,403,548)	(2,076,375)
Loss from discontinued operations	–	(384,055)
Net loss	$(85,403,548)	$(2,460,430)

Revenue

Revenue for the three months ended March 31, 2026 was $225,702 which represents sales of Brats of $56,399 and accessories and parts of $23,152. The Company also realized $145,229 of finance revenue where the Company provided the financing services for the purchase of inventory.

Revenue for the three months ended March 31, 2025 was $462,332 which represents sales of Grunt EVOs of $304,905, Brats of $99,458, and accessories and parts of $18,265.

 For the remainder of 2026 we expect our sales to decrease compared to 2025 due to the sale of our four-wheel products to Venom and our transition to financing inventory purchases for other golf cart and four-wheel product companies.

Cost of Goods Sold

Cost of goods sold for the three months ended March 31, 2026 was $162,624, including payroll costs of $50,975 for employees performing product fulfillment, logistics management, and service and warranty and facilities costs of $64,193, offset by a benefit from the reversal of our warranty accrual of $45,857 due to the expiration of product warranties. Product costs were $54,331 for Brats.

Cost of goods sold for the three months ended March 31, 2025 was $504,592, including payroll costs of $68,565 for employees performing product fulfillment, logistics management, and service and warranty and facilities costs of $123,863. Product costs were $224,281 for Grunt EVOs, and $119,789 for Brats.

For the remainder of 2026, we expect cost of goods sold to decrease as compared to 2025 due to lower revenue from product sales as noted above and a reduction in our Texas warehouse facility when our lease ends in August 2026.

Sales and Marketing Expense

Sales and marketing expenses relate to costs to increase exposure and awareness of our digital asset strategy, for our products and developing our network of U.S. dealers and international distributors.

Sales and marketing expenses were $323,636 for the three months ended March 31, 2026 and were primarily related to expenses associated with promoting our products and promoting the Empery Digital brand after the announcement of our digital asset treasury strategy and name change in July 2025 of $154,252, employee payroll costs of $56,532, and professional fees of $60,883 for fees paid to third-party sales consultants.

Sales and marketing expenses were $296,224 for the three months ended March 31, 2025 and were primarily related to expenses associated with promoting our products and brand of $70,724 employee payroll costs of $79,123, and professional fees of $22,430 for fees paid to a third party distributor, third- party sales consultants and legal fees.

For the remainder of 2026, we expect sales expenses to decrease due to our transition away from selling four-wheeled products to financing inventory purchases. We expect marketing expenses to remain consistent as we develop the Empery Digital brand and increase awareness of our digital asset strategy.

Product Development Expense

Product development expenses relate to development of our products and process to manufacture these products.

Product development expenses were $124,946 for the three months ended March 31, 2026 and were primarily related to expenses associated with employee payroll costs of $94,397.

Product development expenses were $234,652 for the three months ended March 31, 2025 and were primarily related to expenses associated with employee payroll costs of $122,859, and facilities costs of $41,032.

For the remainder of 2026 we expect product development costs related to employee costs to decrease compared to 2025 due to lower headcount as fewer products are in development compared to 2025, partially offset by an increase for product prototype costs for purchases of samples of new E-Bike products being considered for sale.

General and Administrative Expense

General and administrative expenses relate to costs for our finance, accounting and administrative functions to support the operations, development, marketing and sales of our products.

General and administrative expenses were $4,571,782 for the three months ended March 31, 2026, and include expenses associated with employee payroll costs, excluding stock-based compensation, of $423,265. The Company recognized $1,704,252 of stock-based compensation including $677,665 for share-based awards for inducement stock options granted to three new employees upon completion of the Private Placements and $1,026,587 for the warrants granted to Gemini based on the fair value and derived service period of these equity awards (see Notes 9 and 10 to the condensed consolidated financial statements for further discussion). Period expenses also include professional fees of $1,606,077 (including auditor fees of $132,857, and legal fees of $1,549,385, which includes legal fees of $992,321 for stockholder activist matters), software costs of $77,540, insurance costs of $321,418, and facilities costs of $105,271. Additionally, the period includes Board compensation expense of $82,500.

General and administrative expenses were $1,549,280 for the three months ended March 31, 2025, and were primarily related to expenses associated with employee payroll costs of $550,402, professional fees of $259,168 (including auditor fees of $77,250, legal fees of $57,678 and consulting fees of $124,240), software costs of $123,629, insurance costs of $450,388, and Board compensation expense of $50,000.

For the remainder of 2026, we expect general and administrative expenses to increase due to legal and other professional fees due to certain corporate governance and stockholder engagement matters, including fees associated with stockholder activist matters, partially offset by a reduction in our facility cost when our current office lease expires in August 2026.

Loss on Digital Assets

The Company’s digital assets are initially recorded at cost and are measured at fair value as of each reporting period. The Company determines the fair value of its Bitcoin based on quoted (unadjusted) prices on the Gemini exchange, the active exchange that the Company has determined is its principal market for BTC. Based on the price as of March 31, 2026 of $68,216 per BTC, the Company recognized a loss of $78.4 million.

The Company also sold BTC in the three months ended March 31, 2026 and realized a loss of $53.3 million based on the original cost of the BTC sold.

Interest and Other Expenses

Net Interest and other income/expenses for the three months ended March 31, 2026 was net expense of $2,092,226. This includes interest expense of $2,058,035 primarily on the borrowings to repurchase our common stock and interest expense on vendor settlement liabilities that were recorded on a discounted cash flow basis, interest income of $42,539 primarily from interest earned on cash held in a money market account and a certificate of deposit, net income of $553,429 primarily generated from BTC derivative contracts and the loss of $568,142 on repayment of a credit facility and loss on the change in derivative liabilities of $62,017.

Interest and other income/expenses for the three months ended March 31, 2025 was insignificant.

For the remainder of 2026, we expect interest expense to decrease compared to the quarter ended March 31, 2026 due to the repayment of the term loan unless we borrow additional amounts under the delayed draw credit facility to make additional repurchases of our common stock. If market conditions allow, the Company may issue equity or sell Bitcoin to repay outstanding loans or obtain other loan facilities with lower interest rates that could reduce interest expense in the future.

Net Loss

Net loss for the three months ended March 31, 2026, was $85,403,548 compared to a net loss of $2,460,430. As discussed above, the increase in net loss for the three months ended March 31, 2026 is primarily related to the losses on BTC as there were no such losses in the three months ended March 31, 2025.

Liquidity and Capital Resources

On March 31, 2026, we had cash and restricted cash of $5.8 million, including $0.1 million of restricted cash, and we had a working capital of $6.5 million. Since inception we have funded our operations from proceeds from debt and equity sales.

Cash used in operating activities

Net cash used in operating activities was $3.5 million for the three months ended March 31, 2026 and includes all of our operating costs, except non-cash costs of depreciation and amortization, loss on change in derivative financial liabilities all of which were insignificant for the period and stock-based compensation of $1.7 million and loss on Bitcoin of $78.4 million. Significant uses/contributions of cash used in operating activities includes an increase in accounts receivable of $2.2 million primarily due to inventory financing, an increase in accounts payable of $3.1 million primarily due to the classification of a negative balance in one of our bank balances of $2.8 million due to the timing of share repurchases funded from this bank account, an increase of $0.1 million in inventory and inventory deposits, a decrease in prepaid assets of $0.5 million due to the reclassification of inventory financing prepayments to accounts receivable as the Company invoiced Venom based on the financing terms, and an increase of $0.2 million in accrued liabilities primarily due to an increase in accrued legal fees of $0.9 million for legal fees offset by payments on vendor settlements of $0.4 million.

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

For the remainder of 2026, we expect net cash used in operating activities will increase compared to the three months ended March 31, 2026 due to an increase in legal and professional fees related to stockholder activism matters, partially offset by a decrease in expenses such as rent in connection with our anticipated wind down our Texas facilities.

Cash provided by (used in) investing activities

Net cash provided by investing activities was $74.7 million for the three months ended March 31, 2026, consisting of proceeds from the sale of Bitcoin of $74.7 million

Net cash used in investing activities was $0.2 million for the three months ended March 31, 2025, primarily consisting of purchases of equipment and tooling.

Cash (used by) provided by financing activities

Cash used in financing activities for the three months ended March 31, 2026, was $74.4 million and was primarily related to net proceeds of $24.8 million from the sale of common stock units and pre-funded warrant units from the March 2026 offering, proceeds of $5.0 million from borrowing arrangements, offset by share repurchases of $44.2 million, repayment of the term loan $50.0 million and a payment made on the delayed draw credit facility of $10.0 million.

Cash provided by financing activities for the three months ended March 31, 2025, was $19.1 million and was primarily related to proceeds of $8.8 million from the sale of our common stock from the At the Market offering, proceeds of $10.7 million from the sale of common stock units and prefunded warrant units, partially offset by share repurchases of $0.4 million.

As of March 31, 2026, we had incurred an accumulated deficit of $401.8 million since inception. Management anticipates that our cash on hand as of March 31, 2026, plus cash expected to be generated from operations and the borrowing available under the delayed draw credit facility and proceeds that could be received from the sale of Bitcoin will be sufficient to fund planned operations beyond one year from the date of the issuance of the financial statements as of and for the three months ended March 31, 2026.

JOBS Act Accounting Election

The Jumpstart our Business Startups Act of 2012, as amended, (the “JOBS Act”) provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have irrevocably elected not to avail ourselves of this extended transition period and, as a result, we will adopt new or revised accounting standards on the relevant dates on which adoption of such standards is required for other public companies.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) are designed to ensure that information required to be disclosed by us in reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the appropriate time periods, and that such information is accumulated and communicated to one of our Co-Chief Executive Officers, one of which serves as our principal executive officer, and our Chief Financial Officer, who serves as our principal financial officer, as appropriate, to allow timely discussions regarding required disclosure. We, under the supervision of and with the participation of our management, including our Co-Chief Executive Officers and Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures.

Based on that evaluation, our Co-Chief Executive Officers and Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures were not effective as of March 31, 2026 to provide assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to management as appropriate, to allow timely decisions regarding disclosures as we have previously missed filing certain forms timely and we have not implemented and tested controls and procedures to conclude that we have remediated this deficiency. Notwithstanding this conclusion, we believe that our unaudited condensed consolidated financial statements contained in this Quarterly Report fairly present our financial position, results of operations and cash flows for the periods covered thereby in all material respects. Management is working to identify corrective actions for the weakness and will periodically re-evaluate the need to add personnel and implement improved review procedures.

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting during the three months ended March 31, 2026, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On February 26, 2026, a stockholder submitted a nomination notice purportedly naming nine candidates for election to the Company’s Board. On March 26, 2026, the Company sent this stockholder a letter notifying such stockholder that its purported nominations were invalid based on various matters and deficiencies identified in connection with the nomination notice.

On April 2, 2026, this stockholder filed a complaint with the Court of Chancery of the State of Delaware (the “Court”) against the Company and its Board alleging that the Company’s Board took actions to reject the stockholder’s purported nominations in breach of their fiduciary duties (the “Complaint”). The Complaint alleges, among other things, the following:

•	the Board inappropriately rejected the stockholder’s director nominees;

•

the Company improperly made a dilutive issuance of common stock when the Company completed the March 2026 equity offering (the “March Equity Offering”) (see Note 9) with a stockholder who the complainant believes is aligned with the Board, which the stockholder believes will impact any proxy fight in the Company’s favor, and;

•	the Company’s Board improperly adopted the Stockholder Rights Plan with a 12.5% ownership trigger (see Note 9) in response to the rapid accumulation of the Company’s stock by this stockholder.

The stockholder’s Complaint requests, among other items, that the Court find that (a) the defendants breached their financial duties, (b) undo the Company’s rejection of the stockholder’s nominations for the Company’s Board so that the stockholder’s nominees can be included on the ballot for potential election at the Company’s upcoming 2026 annual meeting, (c) prohibit holders of shares issued in connection with March Equity Offering from being eligible to vote such shares for directors at the Company’s upcoming 2026 annual meeting, and (d) award damages and other monetary relief for the harm caused by the March 2026 equity issuance, together with pre-judgment and post-judgment interest.

Discovery for this matter has begun and a tentative trial date has been scheduled to start on June 30, 2026. The Company intends to vigorously defend itself and the Board against the Complaint for the benefit of the stockholders.

From time to time in the ordinary course of our business, we may be involved in other legal proceedings, the outcomes of which may not be determinable. The results of litigation are inherently unpredictable. Any claims against us, whether meritorious or not, could be time consuming, result in costly litigation, require significant amounts of management time and result in diversion of significant resources. We are not able to estimate an aggregate amount or range of reasonably possible losses for those legal matters for which losses are not probable and estimable. We have insurance policies covering potential losses where such coverage is cost effective.

ITEM 1A. RISK FACTORS

You should carefully review and consider the information regarding certain factors that could materially affect our business, financial condition or future results included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, filed with the SEC on March 27, 2026 (as amended by Form 10-K/A filed with the SEC on April 20, 2026).

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Except as previously reported on Current Reports on Form 8-K filed by the Company with the SEC, we did not sell any equity securities during the period covered by the report that were not registered under the Securities Act.

The following table provides information relating to the Company’s purchases of our common stock during the three months ended March 31, 2026 in accordance with Item 703 of Regulation S-K:

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit) ($)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plan or Program
January 1, 2026 – January 21, 2026	336,252	4.80	336,252	52,614,838
February 1, 2026 – February 28, 2026	4,643,727	4.01	4,643,727	84,005,685
March 1, 2026 – March 31, 2026	5,449,684	4.40	5,449,684	60,009,152
Three Month period ended March 31, 2026	10,429,663		10,429,663	$60,009,152

(1)	On July 24, 2025, the Board approved a $100 million common stock repurchase program effective through July 24, 2027, which was increased by the Board to $150 million on October 10, 2025, and further increased by the Board to $200 million on February 2, 2026), subject to extension or earlier termination by the Board at any time. Total repurchase authority remaining under the stock repurchase program was $50.3 million as of May 7, 2026.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

During the quarter ended March 31, 2026, no director or officer adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS

INDEX TO EXHIBITS

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to exhibit 3.1 of the Form 8-K filed October 8, 2021)
3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to exhibit 3.1 of the Form 8-K filed June 15, 2023)
3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to exhibit 3.1 of the Form 8-K filed October 16, 2023)
3.4	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to exhibit 3.1 of the Form 8-K filed February 5, 2024)
3.5	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to exhibit 3.1 of the Form 8-K filed June 7, 2024
3.6	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to exhibit 3.1 of the Form 8-K filed November 8, 2024)
3.7	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to exhibit 3.1 of the Form 8-K filed June 12, 2025)
3.8	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to exhibit 3.1 of the Form 8-K filed July 29, 2025)
3.9	Third Amended and Restated Bylaws of the Registrant (incorporated by reference to exhibit 3.2 of the Form 8-K filed July 29, 2025)
3.10	Certificate of Designations designating Series A Preferred Stock of Empery Digital Inc., as filed with the Delaware Secretary of State on February 3, 2026 (incorporated by reference to Exhibit 3.1 of the Form 8-K filed on February 3, 2026)
4.1	Rights Agreement, dated as of February 3, 2026, between Empery Digital Inc. and Computershare Trust Company, N.A., as rights agent (incorporated by reference to Exhibit 4.1 of the Form 8-K filed on February 3, 2026)
4.2	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.1 of the Form 8-K filed on March 23, 2026)
4.3	Form of Common Warrant (incorporated by reference to Exhibit 4.2 of the Form 8-K filed on March 23, 2026)

10.1	Rights Agreement, dated as of February 3, 2026, between Empery Digital Inc. and Computershare Trust Company, N.A., as rights agent (incorporated by reference to Exhibit 4.1 of the Form 8-K filed on February 3, 2026)
10.2	Amendment No. 1 to Master Loan Agreement, dated February 10, 2026, between the Company and Two Prime Lending Limited (incorporated by reference to Exhibit 10.1 of the Form 8-K filed on February 11, 2026)
10.3	Securities Purchase Agreement, dated March 23, 2026, by and between the Company and the investors named therein (incorporated by reference to Exhibit 10.1 of the Form 8-K filed on March 23, 2026)
31.1*	Certification of the Co-Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934
31.2*	Certification of the Co-Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934
31.3*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934
32.1*(1)	Certification of the Co-Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*(1)	Certification of the Co-Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.3*(1)	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted in inline XBRL, and included in exhibit 101).

______________

*	Filed herewith.

(1)	The certifications on Exhibit 32 hereto are deemed not “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that Section. Such certifications will not be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EMPERY DIGITAL INC.

SIGNATURE	TITLE	DATE

/s/ Ryan Lane	Co-Chief Executive Officer and Director	May 8, 2026
Ryan Lane	(principal executive officer)

/s/ John Kim	Co-Chief Executive Officer and Director	May 8, 2026
John Kim

/s/ Greg Endo	Chief Financial Officer	May 8, 2026
Greg Endo	(principal financial and accounting officer)

