Form 10-Q
period 2026-06-30
Empery Digital Inc.
filed 2026-08-07
CIK 1829794

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to__________

Commission file number: 001-40867

Empery Digital Inc.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	84-4882689
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

2512 W Pecan St, Unit 230, Pflugerville, TX	78660
(Address of Principal Executive Offices)	(Zip Code)

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

The registrant had 28,110,111 shares of common stock outstanding at August 6, 2026.

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

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

EMPERY DIGITAL INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2026 AND DECEMBER 31, 2025

(Unaudited)

	June 30, 2026	December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$3,589,598	$8,963,856
Restricted cash	105,000	105,000
Certificate of deposit	–	2,049,413
Accounts receivable, net of allowance for doubtful accounts of $95,530 and $71,869 at June 30, 2026 and December 31, 2025, respectively	49,992	312,106
Inventory and inventory deposits	334,053	346,175
Prepaid expenses and other current assets	968,865	2,479,310
Total current assets	5,047,508	14,255,860
Long-term assets:
Digital assets	80,521,703	126,926,895
Digital assets restricted by lenders as collateral for loans	90,122,335	230,048,488
Investment in EMHU LLC	2,900,000	–
Property and equipment and intangible assets, net	240,961	271,560
Other long-term assets	106,705	155,056
Right-of-use assets - operating leases	593,433	778,235
Total assets	$179,532,645	$372,436,094

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$748,294	$745,466
Related party payable	7,828,001	–
Accrued liabilities	1,529,697	560,761
Vendor settlements	368,905	1,189,184
Term loan	–	49,890,972
Right-of-use operating lease liabilities - short-term	161,803	322,103
Other current liabilities	108,065	76,177
Total current liabilities	10,744,765	52,784,663

Long-term loan	54,960,747	49,945,046
Notes payable, net of current portion	–	20,485
Right-of-use operating lease liabilities - long-term	436,558	471,683
Total liabilities	66,142,070	103,221,877

COMMITMENTS AND CONTINGENCIES	–

Stockholders’ equity:
Preferred stock: $0.00001 par value, 5,000,000 shares authorized, 100,000 shares designated as Series A and, no shares issued and outstanding as of June 30, 2026 and December 31, 2025	–	–
Common stock: $0.00001 par value, 250,000,000 shares authorized, 28,110,111 shares outstanding as of June 30, 2026 and 33,800,951 shares outstanding as of December 31, 2025	544	475
Treasury stock: 26,310,005 shares as of June 30, 2026 and 13,771,094 shares as of December 31, 2025	(150,252,502)	(96,282,082)
Additional paid-in capital	708,449,448	681,864,757
Accumulated deficit	(444,806,915)	(316,368,933)
Total stockholders’ equity	113,390,575	269,214,217

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$179,532,645	$372,436,094

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EMPERY DIGITAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2026 AND 2025
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025

Revenue	$80,019	$190,173	$305,721	$652,505
Cost of goods sold	(148,203)	(387,271)	(310,827)	(891,863)
Gross margin	(68,184)	(197,098)	(5,106)	(239,358)

Operating expenses:
Sales and marketing	2,382,844	368,718	2,706,480	664,942
Product development	170,505	69,250	295,451	303,902
General and administrative expenses	3,705,607	2,844,661	8,277,389	4,393,941
Related party legal fees	7,828,001	–	7,828,001	–
Loss on digital asset	27,913,227	–	106,267,263	–
Total operating expenses	42,000,184	3,282,629	125,374,584	5,362,785

Loss from operations	(42,068,368)	(3,479,727)	(125,379,690)	(5,602,143)

Other income	31,751	5,094	585,180	59,115
Loss on repayment of term loan	–	–	(568,142)	–
Gain (loss) on change in fair value of financial liabilities	20,117	(63,242)	(41,900)	(34,810)
Interest income	44,725	104,521	87,264	157,292
Interest expense	(1,062,659)	(74,464)	(3,120,694)	(163,647)
Total other income (expense)	(966,066)	(28,091)	(3,058,292)	17,950

Loss from continuing operations before provision for income taxes	(43,034,434)	(3,507,818)	(128,437,982)	(5,584,193)
Provision for income taxes	–	–	–	–
Loss from continuing operations	(43,034,434)	(3,507,818)	(128,437,982)	(5,584,193)
Loss from discontinued operations	–	(392,079)	–	(776,134)
Net loss	$(43,034,434)	$(3,899,897)	$(128,437,982)	$(6,360,327)

Earnings per common share
Loss from continuing operations per common share - basic	$(1.53)	$(6.81)	$(4.21)	$(13.06)
Loss from continuing operations per common share - diluted	$(1.53)	$(6.81)	$(4.21)	$(13.06)
Loss from discontinued operations per common share - basic	$–	$(0.76)	$–	$(1.82)
Loss from discontinued operations per common share - diluted	$–	$(0.76)	$–	$(1.82)

Net loss per common share – basic	$(1.53)	$(7.57)	$(4.21)	$(14.88)
Net loss per common share – diluted	$(1.53)	$(7.57)	$(4.21)	$(14.88)

Weighted average common shares outstanding – basic	28,060,806	515,490	30,527,749	427,361
Weighted average common shares outstanding – diluted	28,060,806	515,490	30,527,749	427,361

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EMPERY DIGITAL INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2026

(Unaudited)

	Common stock		Treasury stock		Additional
	Number of Shares	Amount	Number of Shares	Amount	paid-in capital	Accumulated deficit	Total

Balance at January 1, 2026	33,800,951	$475	13,771,094	$(96,282,082)	$681,864,757	$(316,368,933)	$269,214,217

Issuance of common stock for exercises of pre-funded warrants	4,289,649	43	–	–	(3)	–	40

Issuance of common stock and pre-funded warrants, net of issuance costs of $212,322	2,558,422	26	–	–	24,787,653	–	24,787,679

Repurchases of common stock for treasury stock	(12,538,911)	–	12,538,911	(53,970,420)	–	–	(53,970,420)

Stock-based compensation	–	–	–	–	1,797,041	–	1,797,041

Net loss	–	–	–	–	–	(128,437,982)	(128,437,982)

Balance at June 30, 2026	28,110,111	$544	26,310,005	$(150,252,502)	$708,449,448	$(444,806,915)	$113,390,575

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

EMPERY DIGITAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2026 AND 2025
(Unaudited)

	June 30, 2026	June 30, 2025
Cash flow from operating activities:
Net loss	$(128,437,982)	$(6,360,327)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on digital asset	106,267,263	–
Stock-based compensation	1,797,041	1,100,670
Loss on change in fair value of financial liabilities	41,900	34,810
Loss on write down of inventory	84,011	73,824
Loss on write off of intangible asset	27,195	–
Write-off of unamortized issuance costs on repayment of term loan	68,142	–
Bad debt expense	2,146,476	9,294
Non-cash interest expense/(income), net	13,603	(7,083)
Amortization of right-of-use assets	211,676	209,645
Depreciation and amortization	27,153	160,503
Changes in operating assets and liabilities:
Accounts receivables	(1,884,362)	(120,878)
Inventory and inventory deposits	(71,889)	(219,846)
Prepaid expenses, other current and long-term assets	1,558,796	(11,389)
Accounts payable	2,828	(193,894)
Related party payable	7,828,001	–
Accrued liabilities and vendor settlements	148,657	(1,496,856)
Right-of-use liabilities - operating leases	(222,299)	(215,423)
Other current liabilities	(1,965)	(193,974)
Net cash used in operating activities	(10,395,755)	(7,230,924)

Cash flow from investing activities:
Investment in EMHU LLC	(2,900,000)	–
Purchase of property and equipment	(23,746)	(204,927)
Proceeds from sale of digital assets	80,064,079	–
Purchase of certificate of deposit	–	(2,000,000)
Proceeds from maturity of certificate of deposit	2,092,397	–
Net cash provided by (used in) investing activities	79,232,730	(2,204,927)

Cash flow from financing activities:
Repayment of term loan	(50,000,000)	–
Payment on credit facility	(10,000,000)	–
Proceeds from borrowings on credit facility	15,000,000	–
Proceeds from issuance of common stock units and pre-funded warrant units from March 2026 offering, net of issuance costs of $212,322	24,787,679	–
Proceeds from issuance of common stock from pre-funded warrant exercises	40	–
Repurchase of common stock	(53,970,420)	(510,907)
Proceeds from issuance of common stock units and pre-funded warrant units from February 2025 public offering, net of issuance costs of $1,296,118	–	10,703,882
Proceeds from the issuance of common stock issued from the At the Market Offering, net of issuance costs of $320,867	–	8,846,761
Repayments on notes payable	(28,532)	(3,489)
Repurchase of fractional shares	–	(941)
Net cash (used in) provided by financing activities	(74,211,233)	19,035,306

NET CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(5,374,258)	9,599,455
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT BEGINNING OF PERIOD	9,068,856	2,298,573
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	$3,694,598	$11,898,028

The accompanying notes are an integral part of these consolidated financial statements.

EMPERY DIGITAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

FOR THE SIX MONTHS ENDED JUNE 30, 2026 AND 2025
(Unaudited)

SUPPLEMENTAL CASH FLOW INFORMATION

	2026	2025
Supplemental disclosure of cash flow information:
Cash paid for interest	$3,085,128	$162,581
Cash paid for income taxes	$–	$–

Non-cash transactions
Issuance of common stock for exercise of pre-funded warrants	$3	$2
Transfer of inventory to property & equipment	$–	$317,259
Recognition of right of use asset and liability - operating lease	$26,874	$–
Transfer of digital assets from lender for repayment of loans outstanding	$142,699,201	$–
Transfer of digital assets from lender for reduction in collateral requirement	$38,529,097	$–
Transfer of digital assets to lender for margin call	$30,563,705	$–
Transfer of digital assets to lender for collateral for borrowings	$87,355,553	$–

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

Also on January 5, 2021, the Company created Volcon ePowersports, LLC (“VEPS”), a Delaware wholly-owned subsidiary of the Company which had not been used until June 26, 2026. On June 26, 2026, VEPS became a party to the Amended and Restated Limited Liability Company agreement of EMHU LLC, a Delaware limited liability company (“EMHU” or the “Partnership”), pursuant to which VEPS became a 25% owner of EMHU, with the remainder of EMHU’s equity ownership being held by TexStack Infrastructure, LLC, a subsidiary of Cardinal Power LLC (“Cardinal”), an affiliate of Hunt Properties. See Note 3 for further discussion.

As discussed in Note 15, in July 2026 the Company made an investment in Cardinal Data Power Inc. (“CDP”), a Delaware corporation, which is a Hunt Properties affiliated entity that is a private developer of behind-the-meter powered data center campuses. The Company used proceeds from the sale of BTC to fund these investments and plans to evaluate additional opportunities to make similar investments which could require additional sales of BTC.

As discussed in Note 13, on October 15, 2025, the Company entered into an asset purchase agreement with Venom EV, LLC (“Venom”) (the “Venom APA”), to divest the Volcon brand and its four-wheel product lines in exchange for a non-dilutable 10% equity position in Venom’s reorganized Delaware corporation on a fully-diluted basis. The Company also finances some of Venom’s golf cart inventory purchases and receives a 5% financing fee for each unit financed. The Company also finances some of Venom’s golf cart inventory purchases and receives a 5% financing fee for each unit financed.

The Company designs and sells E-bikes under the brand name Empery Mobility. Additionally, the Company finances third-party inventory purchases of E-bikes and golf carts.

Going Concern

The accompanying interim condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has recurring losses and has generated negative cash flows from operations since inception.

As discussed in Notes 5, 6 and 9, the Company has raised proceeds to implement its digital asset treasury strategy including purchasing and selling Bitcoin, repurchasing the Company’s common stock under the Company’s common stock repurchase program, repaying outstanding debt and funding operations.

Management anticipates that our cash on hand as of June 30, 2026, plus cash expected to be generated from operations and premium from derivative trading, cash available from borrowings available on our credit facility and the cash received from the sale of Bitcoin, will be sufficient to fund planned operations, meet our capital contribution requirements for EMHU and to repay borrowings due beyond one year from the date of the issuance of the financial statements as of and for the six months ended June 30, 2026.

Impact of Tariffs on Imported Goods from China

On April 2, 2025, the U.S. imposed reciprocal tariffs on imports from various countries including China starting with a 10% baseline tariff. On April 9, 2025, China- specific tariffs increased significantly to an additional 30% tariff under the reciprocal tariff framework.

On August 11, 2025, the U.S. extended the existing tariff truce with China by 90 days through November 10, 2025, maintaining the 30% tariff rate during such extension. On February 20, 2026, the U.S. Supreme Court ruled that the International Emergency Economic Powers Act (“IEEPA”) does not authorize the U.S. administration to impose tariffs, effectively invalidating the reciprocal tariffs imposed under the related Executive Orders. The Company is currently pursuing refunds of tariffs previously paid under those Executive Orders and will recognize any such amounts when received.

Following the Supreme Court’s decision, the U.S. administration temporarily imposed a global import surcharge under Section 122 of the Trade Act of 1974. That temporary surcharge has since expired, and imports from China remain subject to tariffs imposed under other statutory authorities, including Section 301 of the Trade Act of 1974, which continue to apply to many products imported by the Company.

Tariffs imposed by the current U.S. administration continue to impact the Company’s cost for Ebikes and parts manufactured in China. The Company remains actively evaluating strategic alternatives, including U.S. assembly or shifting production as well as potentially adjusting selling prices to offset elevated import costs.

On April 2, 2025, the U.S. imposed reciprocal tariffs on imports from various countries including China starting with a 10% baseline tariff. On April 9, 2025, China- specific tariffs increased significantly to an additional 30% tariff under the reciprocal tariff framework.

On August 11, 2025, the U.S. extended the existing tariff truce with China by 90 days through November 10, 2025, maintaining the 30% tariff rate during such extension. On February 20, 2026, the U.S. Supreme Court ruled that the International Emergency Economic Powers Act (“IEEPA”) does not authorize the U.S. administration to impose tariffs, effectively invalidating the reciprocal tariffs imposed under the related Executive Orders. The Company is currently pursuing refunds of tariffs previously paid under those Executive Orders and will recognize any such amounts when received.

Following the Supreme Court’s decision, the U.S. administration temporarily imposed a global import surcharge under Section 122 of the Trade Act of 1974. That temporary surcharge has since expired, and imports from China remain subject to tariffs imposed under other statutory authorities, including Section 301 of the Trade Act of 1974, which continue to apply to many products imported by the Company.

Tariffs imposed by the current U.S. administration continue to impact the Company’s cost for Ebikes and parts manufactured in China. The Company remains actively evaluating strategic alternatives, including U.S. assembly or shifting production as well as potentially adjusting selling prices to offset elevated import costs.

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

Results for the interim periods in this report are not necessarily indicative of future financial results and have not been audited by our independent registered public accounting firm. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments necessary to present fairly our interim condensed consolidated financial statements as of June 30, 2026, and for the six months ended June 30, 2026 and 2025. These adjustments are of a normal recurring nature and are consistent with the adjustments recorded to prepare the annual audited consolidated financial statements as of December 31, 2025.

Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany accounts, transactions and balances have been eliminated in consolidation.

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

Equity Investments

The Company accounts for its equity investments in accordance with ASC 810, Consolidations (“ASC 810”). The Company evaluates each investment under ASC 810 to determine whether the Company should consolidate the entity in which it has made an investment. The Company considers a number of factors including its voting interest, who has the ability to manage and operate the entity, the obligation to absorb profit or loss, and who makes the determination to require additional capital investments and distributions to investors. The Company will continue to evaluate these considerations to the extent there are circumstances that change the initial factors in making the conclusion to consolidate or not consolidate each entity.

Concentration Risk

As of June 30, 2026, the Company holds $170.6 million of Bitcoin. See Note 5 for further discussion.

The Company finances inventory purchases of golf carts for Venom. In July 2026, the Company was informed by Venom that it would not be able to repay the amounts the Company has financed as of June 30, 2026, including any partial payments made for inventory not yet completed by the manufacturer. The Company has reserved $2,026,087 for financing receivables owed by Venom and $96,450 for inventory deposits paid to the manufacturer for Venom inventory in the three and six months ended June 30, 2026. The Company has a security interest in the inventory and intends to exercise its rights to retain the inventory. Any recovery of amounts reserved, if any, will be recognized when the Company receives payment from Venom or from the sale of this inventory.

The Company outsources certain portions of product design, development and manufacturing for its Ebikes to a third-party.

On December 6, 2024, the Company entered into a Settlement Agreement and Mutual Release (“Agreement”) with GLV, the manufacturer of the Stag and Grunt EVO, pursuant to which the Company and the manufacturer agreed to terminate the Supplier Agreement dated March 11, 2022 for the development and engineering of the Volcon Stag vehicle prototypes; the Supplier Agreement dated May 29, 2022 for the manufacturing of the Volcon Grunt EVO motorcycle; and the Supplier Agreement dated August 11, 2022 for the manufacturing of the Volcon Stag vehicle (collectively, the “Supplier Agreements”). Pursuant to the Agreement, among other items, the Company and the manufacturer agreed to indemnify each other with respect to certain outstanding vendor payables and the Company agreed to pay GLV a termination fee of $125,000 per month for a period of twenty-two months. The remaining payments for this agreement in the amount of $375,000 are due to be paid by September 2026.

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

NOTE 3 - INVESTMENT IN EMHU LLC

On June 26, 2026, the Company, through its wholly-owned subsidiary, VEPS, became a party to an Amended and Restated Limited Liability Company Agreement of EMHU (the “LLC Agreement”) with TexStack Infrastructure, LLC (“TexStack”), a subsidiary of Cardinal, setting forth the terms relating to EMHU, LLC, a Delaware limited liability company (the “Partnership”).

Pursuant to the LLC Agreement, VEPS made an initial capital contribution of $2.9 million and committed to making a further capital contribution of $62.1 million upon the contemplated closing of the Property Acquisition (as defined below). TexStack made an initial capital contribution of $2.5 million to the Partnership in connection with its payment of the initial deposit under the Property PSA (as defined below). Pursuant to the LLC Agreement, TexStack holds 75% of the common units of the Partnership and VEPS holds 25% of the common units.

As managing member under the LLC Agreement, TexStack may make mandatory capital calls on a pro rata basis, and the Company has agreed to irrevocably guarantee such additional capital contributions of VEPS. Distributions from the Partnership may be made at the sole discretion of TexStack, as managing member, on a pro rata basis, provided that, if the Property PSA is terminated prior to consummation, the $2.9 million initial capital contribution will be distributed back to VEPS pursuant to a subsequent amendment of the LLC Agreement on July 17, 2026.

Pursuant to the LLC Agreement: (i) VEPS has a right of participation to purchase its pro rata share of any new equity issued by the Partnership, except if it is in breach of its funding obligations, (ii) VEPS has a co-sale right to participate on a pro rata basis in any proposed transfer of the common units held by TexStack, (iii) subject to certain VEPS consent rights, TexStack may require VEPS to participate in a Deemed Liquidation Event (as defined in the LLC Agreement), and (iv) each member shall have a right of first refusal over any transfers of another member’s common units. Subject to certain limited exceptions, VEPS must obtain the prior approval of TexStack for any transfer of its common units to third parties.

On June 29, 2026, EMHU entered into a definitive agreement (the “Property PSA”) to purchase 100% of the equity interests of the current holder of a fee simple title to a property in the Midwest (the “Property”) that, upon closing, is intended to be converted into an AI data center by the tenant, for an aggregate purchase price of approximately $230.0 million (the “Property Acquisition”). The closing of the Property Acquisition is subject to certain closing conditions, including the Partnership’s completion of its due diligence and the expiration of a review period contemplated to end on July 29, 2026, which review period may be extended, by the Partnership, under the Property PSA. The Partnership exercised its option to extend the review period for 15 days to August 13, 2026 and has the option to extend it an additional 15 days. While the Company anticipates the Property Acquisition to close during the third quarter of 2026, there can be no assurance that it will occur. In addition to the satisfaction by both the Partnership and the Property Seller of any closing conditions, TexStack is the managing member of the Partnership and, as such, has full discretion to make any decisions on behalf of the Partnership with respect to (i) its satisfaction relating to ongoing due diligence with respect to the Property, (ii) the Partnership’s decision whether or not to close the Property Acquisition, and (iii) any decision whether or not to extend the Review Period and/or the closing date.

NOTE 4 – SEGMENT REPORTING

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

Subsequent to the implementation of the Company’s digital asset treasury strategy and investments in AI infrastructure and data center investments, the Company continues to operate as one operating segment and the Company’s Co-CEOs are the chief operating decision makers (“CODMs”). The “Corporate & Other” category presented in the following tables is not considered an operating segment. It consists primarily of costs and expenses related to executing the Company’s Bitcoin strategy and includes the loss on digital assets, other third party costs associated with the Company’s Bitcoin holdings, and net interest expense primarily related to debt obligations, the net proceeds of which were primarily used to repurchase the Company’s common stock. Beginning in July 2025, the Company has dedicated certain corporate resources to its Bitcoin strategy. These costs, including related share-based compensation expense, are included within the “Corporate” and the “Share-based compensation expense” segment expense line items to better align with their activities and utilization. The following tables present (for the operating segment and the corporate & other category, and on a consolidated basis) the Company’s revenues and significant expenses regularly provided to the CODMs, reconciled to net income (loss) for each of the periods presented.

Three Months Ended June 30, 2026
	Operating Segment	Corporate & Other	Total

Revenue	$80,019	$–	$80,019
Cost of goods sold	(148,203)	–	(148,203)
Gross margin	(68,184)	–	(68,184)

Operating expenses:
Sales and marketing	2,382,844	–	2,382,844
Product development	170,505	–	170,505
General and administrative	1,335,514	–	1,335,514
Corporate	–	223,471	223,471
Digital asset custody fee	–	23,704	23,704
Share-based compensation expense	–	92,789	92,789
Shareholder litigation matter	–	9,858,130	9,858,130
Loss on digital asset	–	27,913,227	27,913,227
Total operating expenses	3,888,863	38,111,321	42,000,184

Other income	–	31,751	31,751
Gain on change in fair value of financial liabilities	–	20,117	20,117
Interest income	–	44,725	44,725
Interest expense	–	(1,062,659)	(1,062,659)

Net loss	$(3,957,047)	$(39,077,387)	$(43,034,434)

Six Months Ended June 30, 2026
	Operating Segment	Corporate & Other	Total

Revenue	$305,721	$–	$305,721
Cost of goods sold	(310,827)	–	(310,827)
Gross margin	(5,106)	–	(5,106)

Operating expenses:
Sales and marketing	2,706,480	–	2,706,480
Product development	295,451	–	295,451
General and administrative	2,975,706	–	2,975,706
Corporate	–	448,922	448,922
Digital asset custody fee	–	33,270	33,270
Share-based compensation expense	–	1,797,041	1,797,041
Shareholder litigation matter	–	10,850,451	10,850,451
Loss on digital assets	–	106,267,263	106,267,263
Total operating expenses	5,977,637	119,396,947	125,374,584

Other income	–	585,180	585,180
Loss on repayment of term loan	–	(568,142)	(568,142)
Loss on change in fair value of financial liabilities	–	(41,900)	(41,900)
Interest income	–	87,264	87,264
Interest expense	–	(3,120,694)	(3,120,694)

Net loss	$(5,982,743)	$(122,455,239)	$(128,437,982)

Prior to the implementation of the Company’s digital asset treasury strategy in July 2025, the Company operated as one operating segment, and the Company’s chief operating decision maker was the CEO, who used the consolidated statement of operations to assess financial performance. For the three and six month periods ended June 30, 2025 see the condensed consolidated statement of operations above.

NOTE 5 – DIGITAL ASSETS

As of June 30, 2026, the Company’s investment in digital assets comprises 2,914 Bitcoin, including 1,375 unrestricted Bitcoin with a carrying value of $80,521,703 and 1,539 Bitcoin with a carrying value of $90,122,335 restricted by a lender as collateral for a credit facility. Bitcoin restricted by the lender as collateral for the credit facility will remain restricted until the underlying borrowings are repaid or until the value of such collateral increases to the Collateral Refund Level (as defined below) (see Note 6 for further discussion of the borrowing arrangement, collateral requirements, and repayment provisions).

The following table summarizes the Company’s digital assets held as of June 30, 2026, and related activity for the six months ended June 30, 2026.

Beginning balance – January 1, 2026	$356,975,383
Bitcoin used to pay fees	(3)
Bitcoin sold	(80,064,079)
Loss on Bitcoin	(106,267,263)
Total Bitcoin carrying value at June 30, 2026	170,644,038
Less fair value of Bitcoin restricted by lenders as collateral for loans	(90,122,335)
Digital assets	$80,521,703

During the three and six months ended June 30, 2026, the Company sold 75 BTC and 1,167 BTC, respectively, for proceeds of $5,369,291 and $80,064,079, respectively, resulting in a realized losses of $3,523,476 and $56,783,735, respectively, based on the original cost of the BTC sold. BTC is a digital asset, which is a novel asset class that is subject to significant legal, commercial, regulatory and technical uncertainty. Holding BTC does not generate any cash flows and involves custodial fees and other costs. Additionally, the price of BTC has historically experienced significant price volatility, and a significant decrease in the price of BTC would adversely affect the Company’s financial condition and results of operations. The Company’s strategy of acquiring and holding BTC also exposes it to counterparty risks with respect to the custody of its BTC, cybersecurity risks, and other risks inherent to holding a digital asset. In particular, the Company is subject to the risk that, if its private keys with respect to its digital assets are lost or destroyed or other similar circumstances or events occur, the Company may lose some or all of its digital assets, which could materially adversely affect the Company’s financial condition and results of operations. To mitigate this risk, the Company utilizes multiple custodians in order to limit the concentration of holding its digital assets within one custodian.

The Company from time to time also enters into short-term put and call contracts for Bitcoin to generate income on its Bitcoin holdings. As of June 30, 2026, there were no such outstanding contracts. During the three and six months ended June 30, 2026, the Company generated income of $0 and $579,300 from trading these put and call contracts, respectively, which is recorded in other income in the condensed consolidated statement of operations.

In the period from July 1, 2026 to August 6, 2026, the Company sold 1,635 BTC and received proceeds of $102.2 million. As discussed in Note 6, during this period the Company also repaid borrowings of $20.0 million and the lender returned 585 BTC held as collateral.

NOTE 6 – BORROWINGS FOR SHARE REPURCHASES

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

On March 31, 2026 the Company repaid the outstanding balance under the Repo Facility in full, including interest through the repayment date, which terminated the MRA. The Company recognized a loss on the repayment of the Repo Facility totaling $568,142 for the unamortized issuance costs as of the repayment date, and the 1% prepayment fee paid. Upon repayment the lender released 1,795 Bitcoin which was held as collateral for the Repo Facility. For the three and six months ended June 30, 2026, the Company recognized $0 and $1,050,695 of interest expense, respectively, for the Repo Facility.

Delayed Draw Term Loans

On October 12, 2025, the Company entered into a Master Loan Agreement (the “MLA”) with a lender to obtain additional capital in the form of delayed draw term loans. Under the MLA, the Company may borrow an aggregate principal amount of up to $100.0 million through October 9, 2026 (subject to the extension referenced below), at which date, all such loans, together with any accrued and unpaid interest and related obligations, shall become due and payable in their entirety. The Company had the option, in its sole discretion, to extend the due date of all such loans for one additional year, to October 9, 2027 and the Company exercised this option on October 29, 2025. Further, the MLA was not subject to any commitment fees and borrowings can be repaid early without any prepayment penalty or premium. Prior to the amendment discussed below, the interest rate applicable to all outstanding loans was 6.50% per annum payable monthly.

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

On February 10, 2026, the MLA was amended and the Initial Collateral Rate was reduced to 174%, the Collateral Call Level was reduced to 153% (the “Revised Collateral Rate”), the Collateral Refund Level was reduced to 217% and the Liquidation Level was reduced to 143%. The lender returned 490 BTC to the Company as a result of this amendment. The amendment also increased the interest rate applicable to all outstanding loans to 7.5% and reduced the time period for the Company to provide collateral for the Liquidation Level to 12 hours.

On June 3, 2026, the value of BTC decreased below the Collateral Call Level and the Company provided the lender 186 BTC to bring the value of the collateral back to the Revised Collateral Level.

During the six months ended June 30, 2026, the Company borrowed $15.0 million and repaid $10.0 million. As of June 30, 2026, the Company has borrowings outstanding under the MLA totaling $55.0 million and provided 1,539 BTC with a fair value of $90,122,335 to the MLA lender as collateral. For the three and six months ended June 30, 2026, the Company recognized $1,036,458 and $1,965,486 of interest expense, respectively. In the period from July 1, 2026 to August 6, 2026, the Company repaid borrowings of $20.0 million under the MLA. As a result, the Company currently has borrowing outstanding under the MLA of $35.0 million and provided 954 BTC to the MLA lender as collateral.

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

Subsequent to the approval by stockholders of the cashless exercise provision of the Series A Warrant, the fair value of each Series A Warrant is the value of three shares of the Company’s common stock. Based on the closing price of the Company’s common stock on June 30, 2026 of $3.56, the fair value of each Series A Warrant is $10.68 and based on the total number of warrants outstanding of 10,008, the warrant liability for Series A Warrants is $106,885 at June 30, 2026.

The following represents the activity associated with the Series A Warrants for the six months ended June 30, 2026:

Fair value on January 1, 2026	$64,985
Loss on change in fair value	41,900
Balance at June 30, 2026	$106,885

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

Also on July 13, 2025, the Company entered into a Custodial Services Agreement (together with the Gemini Agreement, the “Gemini Agreements”) with Gemini Trust Company, LLC (“Gemini Trust”), pursuant to which the Company has engaged Gemini Trust to provide custody services of the Company’s digital asset holdings. The Company pays a monthly custodial fee as a percentage of the digital assets held in the Company’s custodial accounts at Gemini at month end. For the six months ended June 30, 2026, the Company has recognized no custodial fee expense.

Mr. Rohan Chauhan, a member of the Company’s board of directors (the “Board”), was the Director of Strategy at Gemini until December 23, 2025.

Board of Directors

On July 17, 2025, in connection with the Private Placements, the Company’s four existing independent members of the Board prior to the Private Placements received an aggregate payment from the Company of $600,000 in cash, with each individual amount based on their Board tenure as payment for equity awards that could not be issued previously as part of their compensation for being on the Company’s Board. Each existing independent director also received a grant of 10,000 stock options from the Company’s 2025 Stock Plan to purchase the Company’s common stock at $10.00 per share with a ten-year term, regardless of service being provided and only forfeitable in the event Board service is terminated for cause as defined in the stock option agreements (the “Forfeiture Clause”). These stock options vest in 20% installments based upon the achievement of milestones tied to the daily VWAP of the Company’s common stock trading price with the first 20% vesting at $10.00 and each installment increasing in $5.00 increments, and all stock options fully vesting if the daily VWAP reaches $30.00 (the “Applicable Vesting Schedule”). Pursuant to the Applicable Vesting Schedule, 80% of these options had vested as of June 30, 2026. These stock options are not exercisable until the 2025 Stock Plan and shares to be issued under the 2025 Stock Plan are approved by the Company’s stockholders (the “Approval Requirement”). These Board members collectively purchased 60,000 shares of the Company’s common stock for $600,000 in the Private Placements.

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

In connection with the Private Placements, Mr. Lane was also appointed to serve as both Chairman of the Board and Co-Chief Executive Officer (“Co-CEO”) of the Company. Mr. Lane signed an employment agreement with the Company, dated July 17, 2025, and his annual salary is $225,000. Mr. Lane was also paid a signing bonus of $225,000 and was granted 1,792,812 stock options from the Company’s 2025 Stock Plan to purchase the Company’s common stock at $10.00 per share with a ten-year term, and subject to the Forfeiture Clause. These stock options vest in accordance with the Applicable Vesting Schedule and are subject to the Approval Requirement. Mr. Lane is a founder and principal of Empery Asset Management LP (“EAM”), an investor in the Company, and will continue to provide services to EAM while also being employed by the Company. Mr. Lane also purchased 100,000 shares of the Company’s common stock for $1.0 million and funds controlled by EAM purchased 2,500,000 shares of the Company’s common stock for $25.0 million in the Private Placements. As of June 30, 2026, funds controlled by EAM own 2,930,345 shares of the Company’s common stock, and the following warrants to purchase the Company’s common stock i) 4,323 pre-funded warrants with an exercise price of $0.00001, ii) 340,626 pre-funded warrants with an exercise price of $0.00008, iii) 493,751 warrants with an exercise price of $16.00, iv) 804 warrants with an exercise price of $1,856.00.

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

Co-CEO/Attorney Relationship

As discussed in Note 14, the Company is involved in a stockholder litigation matter. The Company has engaged several law firms to assist with its defense, related legal considerations as well as other legal matters. One of the attorneys at one of the law firms is the brother-in-law of Ryan Lane, the Chairman of the Company’s Board of Directors and Co-CEO. Total fees incurred from this firm as of June 30, 2026 were $7,828,001. The Company expects that it’s insurance carriers will reimburse the Company for some of these costs after the Company’s $5.0 million retention is deducted. The reimbursement will be recorded when received.

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

Common Stock

March 2026 Offering

On March 24, 2026, the Company consummated a registered direct offering pursuant to which it received net proceeds of $24,787,679 from the sale of 2,558,422 common stock units, which consisted of 2,558,422 shares of common stock and 2,558,422 fully exercisable four-year warrants to purchase the Company’s common stock at $6.27 per share (the “March 2026 Warrants”), and 2,079,797 pre-funded warrant units, which consisted of 2,079,797 pre-funded fully exercisable warrants with an exercise price of $0.00001 and 2,079,797 March 2026 Warrants. Through June 30, 2026, 992,709 pre-funded warrants were exercised and for the period from July 1, 2026 to August 6, 2026, no pre-funded warrants were exercised. No March 2026 Warrants have been exercised through August 6, 2026.

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

The unfunded exercise price of each pre-funded warrant is equal to $0.00001 per underlying pre-funded warrant share. The exercise price and the number of shares of common stock issuable upon exercise of each pre-funded warrant is subject to appropriate adjustment in the event of certain stock dividends, stock splits, stock combinations, or similar events affecting the common stock. The pre-funded warrants are exercisable in cash or by means of a cashless exercise and will not expire until the date the pre-funded warrants are fully exercised. The pre-funded warrants may not be exercised if the aggregate number of shares of common stock beneficially owned by the holder thereof (together with its affiliates) immediately following such exercise would exceed a specified beneficial ownership limitation; provided, however, that a holder may increase or decrease the beneficial ownership limitation by giving notice to the Company (61 days notice for increases), but not to any percentage in excess of 9.99%. As of June 30, 2026, 3,296,940 of the pre-funded warrants issued in the Private Placements were exercised. There were no exercises of these pre-funded warrants in the period from July 1, 2026 through August 6, 2026.

Concurrent with the Purchase Agreements, the Company and the Purchasers entered into a Registration Rights Agreement, dated July 17, 2025 (the “Registration Rights Agreement”), providing for the registration for resale of the common shares and the pre-funded warrant shares sold in the Private Placements and the shares underlying the Gemini Warrants, the Placement Agent Warrants and the consultant warrant issued concurrent with the Private Placements that are not then registered on an effective registration statement, pursuant to a registration statement (the “Registration Statement”) to be filed with the SEC no later than August 16, 2025. The Company filed the Registration Statement on August 15, 2025 and it became effective on August 18, 2025 and has remained effective through the date of issuance of the financial statements as of and for the six months ended June 30, 2026.

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

February 2025 Offering

On February 6, 2025, the Company consummated an underwritten public offering pursuant to which it received net proceeds of $10,703,882 from the sale of 53,750 common stock units, which consisted of 53,750 shares of common stock and 53,750 fully exercisable five-year warrants to purchase the Company’s common stock at $16.00 per share, and 696,250 pre-funded warrant units, which consisted of 696,250 pre-funded fully exercisable warrants with an exercise price of $0.00008 and 696,250 fully exercisable five-year warrants to purchase the Company’s common stock at $16.00 per share (the “February 2025 Warrants”). As of June 30, 2026, 355,626 pre-funded warrants have been exercised and 111,500 February 2025 Warrants have been exercised. No pre-funded warrants or February 2025 Warrants were exercised from July 1, 2026 to August 6, 2026.

At the Market Program

In 2024, the Company established an At the Market Program (“ATM”) with Aegis Capital Corp. (“Aegis”) as placement agent, pursuant to which it can sell up to $100.0 million of its common stock and is subject to a fee payable to Aegis Capital Corp. (“Aegis”) of 3%. During the six months ended June 30, 2025, the Company received aggregate net proceeds of $8,846,761 for the sale of 220,515 shares of common stock through the ATM.

On July 17, 2025, the Company entered into Amendment No.1 to the At-The-Market Issuance Sales Agreement with Aegis which, among other matters, (i) increases the maximum capacity of the program by $1.0 billion and (ii) adjusts the fee Aegis will be paid as sales agent to 1% of gross proceeds of sales under the At-The-Market Issuance Sales Agreement for such additional amount. The Company filed a shelf registration statement to register the shares underlying such agreement on July 30, 2025, which was amended on March 26, 2026 and March 30, 2026. No shares have been sold under the ATM during 2026.

On June 2, 2026, the Company entered into Amendment No. 2 and Waiver to the At-The-Market Issuance Sales Agreement with Aegis which, among other matters, extended the term of the At-The-Market Issuance Sales Agreement dated October 18, 2024, between the Company and Aegis, as amended, such that, unless earlier terminated by one of the parties thereto, it will automatically terminate upon the issuance and sale of all of the shares authorized thereunder

Common Stock Repurchase Programs

On March 21, 2025, the Company’s Board approved a common stock repurchase program whereby the Company could repurchase up to $2.0 million of common stock subject to a limitation that at least 500,000 shares of common stock must be outstanding to meet Nasdaq compliance rules. As of June 30, 2025, the Company had repurchased 65,348 shares of common stock at an average purchase price of $7.82 per share with cash of $510,907, including commissions paid of $17,045, under the March 2025 stock repurchase program. Upon approval of the $100.0 million stock repurchase program on July 24, 2025 discussed below, this stock repurchase program was terminated

On July 24, 2025, the Board approved a $100.0 million common stock repurchase program (increased by the Board to $150.0 million on October 10, 2025 and increased to $200.0 million on February 2, 2026) which terminated the March 2025 repurchase program. The authorization is effective through July 24, 2027, subject to extension or earlier termination by the Board at any time. The shares of common stock may be repurchased from time to time in open market transactions at prevailing market prices not to exceed $20.00 per share, in privately negotiated transactions, or by other means in accordance with federal securities laws. The actual timing, number and value of shares repurchased under the program will be determined by management at its discretion and will depend on a number of factors, including the market price of the common stock, general market and economic conditions and applicable legal requirements. The repurchase program does not obligate the Company to purchase any particular number of shares of common stock.

As of June 30, 2026, the Company has repurchased 26,244,657 shares of common stock under the new repurchase program at an average purchase price of $5.71 per share with cash of $149,741,482, including commissions paid of $1,463,221. These repurchases were funded from amounts borrowed under the borrowing agreements discussed in Note 6 above and from proceeds from the sale of Bitcoin discussed in Note 5. For the period from July 1, 2026 to August 6, 2026, the Company has repurchased no shares of common stock.

The shares repurchased under both repurchase programs and cash paid are presented as treasury stock in the condensed consolidated balance sheet as of June 30, 2026.

Stockholder Rights Plan

On February 3, 2026, the Board of Directors of the Company declared a dividend of one preferred share purchase right (a “Right”), payable on February 13, 2026, for each share of common stock, par value $0.00001 per share, of the Company outstanding on February 13, 2026 (the “Record Date”) to the stockholders of record on that date. In connection with the distribution of the Rights, the Company entered into a Rights Agreement (the “Rights Agreement”), dated as of February 3, 2026, between the Company and Computershare Trust Company, N.A., as rights agent (“Computershare”) governing the stockholders rights plan (the “Rights Plan”). Each Right entitled the registered holder to purchase from the Company one one-thousandth of a share of Series A Preferred Stock, par value $0.00001 per share (the “Preferred Shares”), of the Company at a price of $15.00 per one one-thousandth of a Preferred Share represented by a Right, subject to adjustment. Pursuant to the Rights Agreement, unless the Rights were earlier redeemed or exchanged by the Company, the Rights Plan would expire at the close of business on February 2, 2027.

The Rights were not exercisable until the Distribution Date, which was the earlier of (i) the Close of Business on the 10th day following a public announcement, or the public disclosure of facts indicating, that a Person or group of affiliated or associated Persons has become an “Acquiring Person” (or, in the event the Board of Directors determines to effect an exchange in accordance with Section 24 of the Rights Agreement and the Board of Directors determines that a later date is advisable, then such later date) or (ii) the Close of Business on the 10th business day (or such later date as may be determined by action of the Board of Directors prior to such time as any Person becomes an “Acquiring Person”) following the commencement of a tender offer or exchange offer the consummation of which would result in a Person or group becoming an “Acquiring Person.” An “Acquiring Person” means any person who becomes the beneficial owner of 12.5% or more of the outstanding shares of common stock of the Company, subject to certain specified exceptions set forth in the Rights Plan. Initially, the Rights are attached to all common stock certificates and no separate certificates evidencing the Rights (“Right Certificates”) were issued. As soon as practicable after the Distribution Date, unless the Rights are recorded in book-entry or other uncertificated form, the Company will prepare and cause the Right Certificates to be sent to each record holder of common stock as of the Distribution Date.

If the Rights became exercisable, all holders of Rights (other than the Acquiring Person and its affiliates and associates, whose Rights would become void) would be entitled to acquire common stock having a value equal to two times the exercise price of the Right. In the event of a merger, consolidation, or sale of 50% or more of the Company’s assets following a person becoming an Acquiring Person, each Right would instead entitle the holder to purchase common stock of the acquiring company at the same two-times-value ratio. Alternatively, the Board may exchange each Right held by non-Acquiring Person holders for one share of common stock per Right. The Rights Plan also includes a “qualifying offer” provision under which the Rights will automatically expire if an all-shares, same-consideration tender or exchange offer is accepted for more than two-thirds of the outstanding common stock on a fully diluted basis, subject to a minimum 90 business-day period following commencement of the offer. The Board was permitted to redeem all of the Rights at a price of $0.00001 per Right at any time before a person becomes an Acquiring Person and may amend the terms of the Rights without holder consent, except that no amendment after a person becomes an Acquiring Person may adversely affect the interests of Rights holders.

On July 6, 2026, with approval of the Board of Directors, the Company and Computershare entered into an amendment (the “Amendment”) to the Rights Agreement, pursuant to which the expiration of the Rights were accelerated from the close of business on February 2, 2027, to the close of business on July 6, 2026. Accordingly, the Rights Agreement terminated on July 6, 2026, at which time any Rights distributed to holders of the Company’s common stock pursuant to the Rights Agreement expired. No Preferred Shares were issued since the inception of the Rights Plan and no Rights were issued and outstanding at the time of the Amendment or at the expiration of the Rights.

In connection with the adoption of the Rights Agreement, on February 3, 2026, the Company filed a Certificate of Designations of Series A Preferred Stock with the Delaware Secretary of State setting forth the rights, powers and preferences of the Preferred Shares. On July 6, 2026, the Company filed a Certificate of Elimination with the Delaware Secretary of State eliminating the Preferred Shares and returning them to authorized but undesignated shares of the Company’s preferred stock.

Series A Convertible Preferred Stock

In connection with the Stockholder Rights Agreement implemented on February 3, 2026, the Company designated 100,000 shares of Preferred Stock as Series A with a par value of $0.00001 per share. In connection with the amendment to accelerate the expiration of the Stockholder Rights Plan, the Board of Directors eliminated the designation of the Series A Preferred Stock effective July 6, 2026.

Warrants

Series A Warrants

Each Series A Warrant had an initial exercise price per share equal to $158,400, was immediately exercisable upon issuance, and expires on the five-year anniversary of the original issuance date, or November 17, 2028. As of June 30, 2026, there are 10,008 Series A Warrants outstanding with an exercise price of $3.56.

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

Other Warrants

As discussed in Note 8 above, the Company issued warrants to purchase up to 901,542 shares of common stock to Gemini or its designees (the “Gemini Warrants”) with an exercise price of $10.00 per share and a 10-year term. The Gemini Warrants began vesting and became exercisable on July 21, 2025 in accordance with the Applicable Vesting Schedule. Based on the highest VWAP of the Company’s common stock from July 21, 2025, 360,618 warrants have vested as of June 30, 2026.

The Company issued 163,929 warrants to purchase shares of common stock to the placement agents of the Private Placements (the “Placement Agent Warrants”) with an exercise price of $10.00 per share and a five-year term. The Placement Agents Warrants began vesting and became exercisable on July 21, 2025 based on the Applicable Vesting Schedule. Based on the highest VWAP of the Company’s common stock since July 21, 2025, 65,573 warrants have vested as of June 30, 2026.

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

The Company’s highest VWAP in the period from July 21, 2025 to June 30, 2026 was $18.77. Therefore the first two tranches vested and the Company recognized all of the expense for these tranches as of June 30, 2026. The Company recognized expense on the remaining unvested tranches based on the derived service periods and number of days vesting in the period ended June 30, 2026. The Company recognized a total expense of $1,478,640 for the Placement Agent Warrants and recorded this as offering costs related to the Private Placements. The Company recognized total expense of $92,789 and $1,119,376 in general and administrative expense for the Gemini warrants for the three and six months ended June 30, 2026, respectively. The expense for both the Placement Agent Warrants and Gemini Warrants have been fully recognized as of June 30, 2026.

In addition, concurrent with the closing of the Private Placements, the Company issued fully vested warrants to a consultant to purchase up to 25,000 shares of common stock with an exercise price of $10.00 per share of common stock and a ten-year term. The Company valued these warrants using a Black-Scholes option pricing model using the same ten-year inputs noted above. The Company recognized expense of $249,413 in general and administrative expense for the year ended December 31, 2025.

The following is the activity related to pre-funded common stock warrants during the six months ended June 30, 2026:

	Pre- Funded Common Stock Warrants
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Life in years(1)	Intrinsic Value
Outstanding at January 1, 2026	3,913,538	$0.00002
Purchased	2,079,797	$0.00001
Exercised	(4,289,649)	$0.00001
Outstanding at June 30, 2026	1,703,686	$0.00002	–	$6,065,081
Exercisable at June 30, 2026	1,703,686	$0.00002	–	$6,065,081

(1)	Pre-funded warrants expire only upon exercise

The following is the activity related to all common stock warrants, excluding pre-funded warrants, during the six months ended June 30, 2026:

	Other Common Stock Warrants
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Life in years	Intrinsic Value
Outstanding at January 1, 2026	1,735,349	$47.66
Granted/purchased	4,643,487	$6.26
Expired	(4)	$4,021,920.00
Outstanding at June 30, 2026	6,378,832	$15.00	4.48	$–
Exercisable at June 30, 2026	5,739,549	$16.67	4.06	$–

NOTE 10 – STOCK-BASED COMPENSATION

2025 Stock Plan

As discussed in Note 9, in conjunction with the digital asset treasury strategy and Private Placements, on July 16, 2025, the Company’s Board adopted the 2025 Stock Plan (the “2025 Plan”) and granted stock options to certain employees, Board members and a consultant. A total of 5,681,381 stock options were granted to purchase the Company’s common stock at $10.00 per share with a ten-year term, regardless of service being provided and only forfeitable in the event employment is terminated for cause as defined in the stock option agreement. These stock options vest based on the Applicable Vesting Schedule. The Company’s highest VWAP in the period from July 17, 2025 to June 30, 2026 was $29.86, and accordingly the first four tranches vested. Since these stock options are not exercisable until the 2025 Stock Plan and shares to be issued under the 2025 Stock Plan are approved by the Company’s stockholders, the Company has not recorded any share-based compensation expense for these stock options as there is no measurement date since stockholder approval is uncertain. If stockholder approval is obtained, the Company will value these options and recognize share-based compensation for any vested awards and any unvested awards based on the derived service period.

Inducement Stock Options

Also in connection with the Private Placements, the Board approved 1,045,807 inducement stock option grants to purchase the Company’s common stock with an exercise price of $10.00 to two executives (see Note 8 above) and one employee. These stock options have a ten-year term regardless of continued employment with the Company, provided that the employee is not terminated for cause. These stock options vest based on the Applicable Vesting Schedule. The Company used a Black Scholes option pricing model and Monte Carlo simulation to value these stock options consistent with the Placement Agent Warrants (see Note 9) since the Company determined the expected life of these options is approximately 5 years. Based on the highest VWAP of the Company’s common stock since the Private Placements, 836,648 stock options have vested as of June 30, 2026. For the six months ended June 30, 2026, the Company recognized expense of $677,665 in general and administrative expense for these inducement stock options and there is no remaining expense to be recognized.

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

2021 Stock Plan

In January 2021, the Company’s Board of Directors adopted the Volcon, Inc. 2021 Stock Plan, (the “2021 Plan”). The 2021 Plan is a stock-based compensation plan that provides for discretionary grants of stock options, stock awards, and restricted stock unit (“RSU”) awards to employees, members of the Board of Directors and consultants (including restricted stock units issued prior to the adoption of the plan as further discussed below). The Company has reserved 39 shares of the Company’s common stock for issuance under the 2021 Plan. To the extent that an award, if forfeitable, expires, terminates or lapses, or an award is otherwise settled in cash without the delivery of shares of common stock to the participant, then any unpaid shares subject to the award will be available for future grant or issuance under the 2021 Plan. There are no shares available for issuance under the 2021 Plan as of June 30, 2026. Awards vest according to each agreement and as long as the employee remains employed with the Company or the consultant continues to provide services in accordance with the terms of the agreement.

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

The following summarizes activity relating to common stock options to employees and consultants for services during the six months ended June 30, 2026:

	Common Stock Options
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Life in years	Intrinsic Value
Outstanding at January 1, 2026	1,298,366	$76.25	–	$–
Granted	–	$–	–	$–
Forfeited	(30)	$2,077,665.88	–	$–
Canceled	–	$–	–	$–
Outstanding at June 30, 2026	1,298,336	$21.85	9.03	$–
Exercisable at June 30, 2026	1,089,177	$24.12	9.03	$–

Total stock-based compensation recorded for the three and six months ended June 30, 2026 and 2025 for all stock-based compensation awards, including warrants, has been recorded as follows:

	Three Months Ended June 30, 2026	Three Months Ended June 30, 2025	Six Months Ended June 30, 2026	Six Months Ended June 30, 2025
Cost of Goods Sold	$–	$–	$–	$–
Sales and Marketing	–	(35,184)	–	(25,132)
Product Development	–	–	–	–
General and Administrative	92,789	1,125,802	1,797,041	1,125,802
Total	$92,789	$1,090,618	$1,797,041	$1,100,670

NOTE 11 – LOSS PER COMMON SHARE

The basic net loss per common share is calculated by dividing the Company’s net loss available to common stockholders by the weighted average number of Common Stock during the three and six months ended June 30, 2026 and 2025. The diluted net loss per common share is calculated by dividing the Company’s net loss available to common stockholders by the diluted weighted average number of Common Stock outstanding during the year. The diluted weighted average number of Common Stock outstanding is the basic weighted number of Common Stock adjusted for any potentially dilutive debt or equity. Diluted net loss per common share is equal to basic net loss per share due to the Company’s net loss and any potentially issuable shares are anti-dilutive.

	Three months	Three months	Six months	Six months
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025

Numerator:

Loss from continuing operations	$(43,034,434)	$(3,507,818)	$(128,437,982)	$(5,584,193)
Loss from discontinued operations	–	(392,079)	–	(776,134)
Net loss	$(43,034,434)	$(3,899,897)	$(128,437,982)	$(6,360,327)

Denominator:

Denominator for basic and diluted net loss per common share - weighted average of common shares	28,060,806	515,490	30,527,749	427,361

Basic and diluted loss from continuing operations per common share	$(1.53)	$(6.81)	$(4.21)	$(13.06)
Basic and diluted loss from discontinued operations per common share	–	(0.76)	–	(1.82)
Basic and diluted net loss per common share	$(1.53)	$(7.57)	$(4.21)	$(14.88)

As discussed in Note 2 above, the Company received notice from DTCC on behalf of the brokerage firms that hold the shares of Company common stock held in “street name” that in connection with the foregoing rounding of shares the Company would need to issue 23,617 shares of common stock which are not included in the amounts above. If these shares had been issued as of November 19, 2024 when notice from DTCC was received, the amounts for basic and diluted net loss per common share for the three and six months ended June 30, 2025 would be as follows:

	Three months	Six months
	June 30, 2025	June 30, 2025
Denominator:

Denominator for basic and diluted net loss per common share - weighted average of common shares	524,321	443,540

Basic and diluted loss from continuing operations per common share	$(6.69)	$(12.59)
Basic and diluted loss from discontinued operations per common share	(0.75)	(1.75)
Basic and diluted net loss per common share	$(7.44)	$(14.34)

Common shares consisting of shares potentially dilutive as of June 30, 2026 and 2025 are as follows:

	June 30, 2026	June 30, 2025
Warrants	7,443,235	1,255,477
Stock options	1,298,336	252,559
Total	8,741,571	1,508,036

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

NOTE 13 – DISCONTINUED OPERATIONS

As discussed in Note 1 above, on October 15, 2025, the Company entered into the Venom APA with Venom, to divest the Volcon brand in exchange for a non-dilutable 10% equity position in Venom’s reorganized Delaware corporation on a fully-diluted basis, which reorganization has not occurred as of August 6, 2026 and will be recognized by the Company once completed. The Company transferred all Volcon IP, including all intellectual property, brand assets, trademarks, sales and distribution networks and engineering documentation associated with the Volcon brand (the “IP”) other than its E-Bike, the Brat. The Company will have the right to appoint one director to Venom’s board. In the event that Venom does not complete its corporate reorganization within six months plus a 60 day grace period, the Company had the option to repurchase the Volcon IP for a nominal amount. While Venom did not complete the reorganization within this time period the Company has not elected to repurchase the Volcon IP. As discussed in Note 2, the Company reserved amounts due from Venom and inventory payments made to Venom’s manufacturer and the Company will continue to evaluate its relationship with Venom.

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

The following table presents the carrying amount of the major classes of assets and liabilities included in the condensed consolidated balance sheet that are related to discontinued operations:

December 31, 2025

ASSETS

Accounts receivable	$256,459
Inventory	11,654
Total assets	$268,113

LIABILITIES

Accounts payable	$76,290
Accrued liabilities	16,732
Total liabilities	$93,022

The following table presents the major classes of line items representing the loss on discontinued operations for the three and six months ended June 30, 2025:

	Three months ended June 30,	Six months ended June 30,
	2025	2025

Revenue	$512,763	$786,480
Cost of goods sold	(464,205)	(740,996)
Sales and marketing	(254,054)	(468,787)
Product development	(151,909)	(305,780)
General and administrative	(34,674)	(47,051)
Loss from discontinued operations	$(392,079)	$(776,134)

The impact to the balance sheet as of June 30, 2026 and statement of cash flows for discontinued operations was not material for any period presented.

NOTE 14 - STOCKHOLDER LITIGATION MATTER

On February 26, 2026, a stockholder submitted a nomination notice purportedly naming nine candidates for election to the Company’s Board and another stockholder submitted a nomination notice purportedly naming one candidate. On March 26, 2026, the Company sent each of these stockholders a letter notifying such stockholders that their respective purported nominations were invalid based on various matters and deficiencies identified in connection with the nomination notice.

The stockholder who named one candidate subsequently withdrew its nomination. On April 2, 2026, the other stockholder filed a complaint with the Court of Chancery of the State of Delaware (the “Court”) against the Company and its Board alleging that the Company’s Board took actions to reject the stockholder’s purported nominations in breach of their fiduciary duties (the “Complaint”). On July 20, 2026, the stockholder filed a supplemental complaint (collectively the “Complaints”). The Complaints allege, among other things, the following:

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

•	the Company’s Board improperly adopted the Stockholder Rights Plan with a 12.5% ownership trigger (see Note 9) in response to the rapid accumulation of the Company’s stock by this stockholder and;

•	the Board failed to reopen the nomination window following the Company’s June 30, 2026 announcement of the EMHU investment (see Note 3).

The stockholder’s Complaint requests, among other items, that the Court find that (a) the defendants breached their fiduciary duties, (b) undo the Company’s rejection of the stockholder’s nominations for the Company’s Board so that the stockholder’s nominees can be included on the ballot for potential election at the Company’s upcoming 2026 annual meeting, (c) prohibit holders of shares issued in connection with March Equity Offering from being eligible to vote such shares for directors at the Company’s upcoming 2026 annual meeting, (d) award damages and other monetary relief for the harm caused by the March 2026 equity issuance, together with pre-judgment and post-judgment interest and (e) reopen the nomination window and cease any further investments or selling of BTC.

The trial concluded on August 5, 2026, and the Court has not set a date for final closing briefs before the Court renders its verdict.

NOTE 15 – SUBSEQUENT EVENTS

Cardinal Data Power Investment

On July 20, 2026, the Company, through VEPS, entered into a Series A Preferred Stock Purchase Agreement with Cardinal Data Power Inc. (“CDP”), a Delaware corporation, a private developer of behind-the-meter powered data center campuses. CDP is affiliated with Cardinal and Hunt Properties, the majority partner of EMHU. VEPS purchased $20.0 million of CDP’s Series A-1 Preferred stock (“CDP Series A-1”) at $1.44 per share (the “Original Issuance Price”), which represents an approximately 8% ownership in CDP. Prior Series Seed Investors Stockholders were issued Series A-2 Preferred stock (“CDP Series A-2”) (CDP Series A-1 and CDP Series A-2 collectively “CDP Series A Preferred”). The proceeds raised by CDP from the sale of Series A Preferred stock are intended to support CDP’s inaugural data center campus in West Texas, in connection with which CDP has entered into a letter of intent for a 750 MW Phase I data center campus.

Holders of CDP Series A Preferred are entitled to cumulative dividends paid in kind, accruing at a rate of 7.5% per annum of the Original Issuance Price beginning on the twelve-month anniversary of issuance and increasing to 12.5% per annum upon the eighteen-month anniversary (or later, in certain circumstances). Each share of CDP Series A Preferred is convertible into shares of CDP's common stock at any time at the holder's option and will convert automatically upon the closing of an initial public offering, de-SPAC transaction or direct listing of CDP that meets certain criteria, or upon the vote of a majority of the holders of CDP Series A Preferred. Upon a liquidation, dissolution, winding up, or other deemed liquidation event of CDP, holders of CDP Series A Preferred are entitled to a liquidation preference, paid ratably among Series A Preferred holders and in priority to common stockholders, equal to the greater of the Original Issuance Price plus accrued and unpaid dividends or the amount payable on an as-converted basis. The CDP Series A Preferred stock carries voting rights on an as-converted basis, and have certain protective rights including with respect to adverse amendments to CDP's governing documents or issuances of senior preferred securities.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is intended as a review of significant factors affecting the Company’s financial condition and results of operations for the periods indicated. This discussion and analysis should be read in conjunction with the financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and the Company’s Annual Report on Form 10-K, which contains audited financial statements of the Company as of and for the year ended December 31, 2025, previously filed with the Securities and Exchange Commission. Results for the three and six months ended June 30, 2026 are not necessarily indicative of results for the year ending December 31, 2026 or any future period.

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements. These forward-looking statements generally can be identified by the use of words such as “anticipate,” “expect,” “plan,” “could,” “may,” “believe,” “estimate,” “forecast,” “goal,” “potentially,” “project,” and other words of similar meaning. All statements, other than statements related to present facts or current conditions or historical facts, contained in this Quarterly Report on Form 10-Q are forward-looking statements, including statements regarding our strategy, future operations, future financial position, including, but not limited to, statements relating to:, the Company’s expectations regarding financial metrics and trends for the remainder of fiscal year 2026, the Company’s digital asset-treasury strategy, the Company’s ability to efficiently manage its BTC portfolio and reposition its powersports business, the Company’s ability to increase Bitcoin per share to drive stockholder value, the Company’s ability to generate income through derivatives on BTC through the use of short-term put and call contracts, repurchases under the Company’s share repurchase program and financing arrangements related thereto; the Company’s strategic partnership with Cardinal Power LLC (“Cardinal”), the ability of the Company and Cardinal to execute on its shared vision for AI infrastructure and to identify, fund and execute on future opportunities, and the realization of the expected benefits therefrom; closing under the definitive agreement by EMHU, LLC, a Delaware limited liability company (“EMHU” or the “Partnership”) to purchase 100% of the equity interests of the current holder of a fee simple title to a property in the Midwest and the timing thereof; the proposed conversion of the Midwest property into an AI data center and the potential to increase its power capacity; EMHU or its affiliate executing a definitive lease agreement with respect to the Midwest property and the terms thereof, including the expected total net lease payments that may be realized in connection therewith; the Company’s plans for future data center-related opportunities; the Company’s plans for future capital allocation; Cardinal Data Power Inc.’s (“CDP”) proposed data center campus in West Texas and the letter of intent associated therewith;the expected outcome or impact of pending or threatened litigation and the anticipated insurance recoveries associated therewith; and the ability of the Company to generate positive net interest income from financing of inventory purchases.

Each forward-looking statement is subject to risks and uncertainties that could cause actual results to differ materially from those expressed or implied in such statements. Applicable risks and uncertainties include the risks and uncertainties regarding, among other things: our ability to keep pace with new technology and changing market needs; changes in business, market, financial, political and regulatory conditions; reduced demand for data centers or decreases in information technology spending; increased competition or available supply of data center capacity; delays or disruptions in connectivity or availability of power; deterioration in the relationship between the Company and Cardinal or CDP, or between EMHU or CDP and their potential data center tenants; the Company’s operations and business, including the highly volatile nature of the price of Bitcoin and other cryptocurrencies; the Company’s stock price may be highly correlated to the price of the digital assets that it holds; increased competition in the industries in which the Company operates; significant legal, commercial, regulatory and technical uncertainty regarding digital assets generally; the treatment of crypto assets for U.S. and foreign tax purpose; the Company’s ability to generate revenues from sales and generate cash from financing of inventory, sale of its products and Bitcoin derivatives; significant decrease in the market value of the Company’s Bitcoin holdings; the Company’s ability to obtain additional financing through equity or debt offerings, obtain borrowings from financing arrangements or generate cash from the sale of Bitcoin and the competitive environment of our business. Other risks and uncertainties include those identified under the heading “Risk Factors” contained in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2025, as filed with the SEC on March 27, 2026, (as amended by Form 10-K/A filed with the SEC on April 21, 2026, and in any subsequent filings with the SEC.

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

The Company has an ATM program in place pursuant to which it can sell up to $1.0 billion of common stock and since the inception of the digital asset treasury strategy through of August 6, 2026 has sold 136,053 shares of common stock for $1.5 million, including commissions, at an average price of $10.90. On June 2, 2026, the Company entered into Amendment No. 2 and Waiver to the At-The-Market Issuance Sales Agreement with Aegis which, among other matters, extended the term of the ATM program, such that, unless earlier terminated by one of the parties thereto, it will automatically terminate upon the issuance and sale of all of the shares authorized thereunder.

The Company has a share repurchase program that allows it to repurchase up to $200.0 million of common stock and through August 6, 2026 has bought 26,244,657 shares of common stock for $149.7 million, including commissions, at an average price of $5.71. The Company has used proceeds of $105.0 million from two borrowing arrangements that allowed for borrowings of up to $150.0 million as well as proceeds received from the sale of BTC, to fund these share repurchases. Some of our BTC is held by these lenders as collateral for outstanding borrowings. On March 31, 2026, the Company repaid $50.0 million of borrowings on a term loan from proceeds received from the sale of BTC and proceeds from the March 2026 equity offering noted above. As of August 6, 2026, the Company has $35.0 million outstanding under its $100.0 million credit facility. See Note 6 to the condensed consolidated financial statements for further discussion of these borrowing arrangements.

The Company may also complete other equity or convertible debt issuances if it determines market conditions are appropriate.

Additionally, a significant component of the digital asset treasury strategy is to reduce costs across the Company so that cash generated from operations can be used to pay operating expenses and any excess cash generated can be used to purchase more BTC or repurchase shares of our common stock. We also generated, and may continue to generate income through buying and selling derivatives on BTC, including the use of short-term put and call contracts. Since the inception of our digital asset strategy through August 6, 2026, the Company generated income of $2.0 million from trading these derivatives, which is recorded in Other income in the condensed consolidated statement of operations.

The Company also recognizes the risk that digital assets pose with respect to digital wallets being compromised and the Company uses institutional-grade custodians to hold its BTC in wallets, some of which are isolated from the internet, referred to as cold storage, to minimize this risk. We view our BTC as long-term holdings, although there are no restrictions on selling BTC that is not held as collateral by our lenders. As of August 6, 2026 we have 1,279 BTC, of which 954 are restricted by lenders as collateral for outstanding loan balances.

The BTC market has been characterized by significant volatility in price, relative anonymity, a developing regulatory landscape, potential susceptibility to market abuse and manipulation, compliance and internal control failures at exchanges, and various other risks that are, or may be, inherent in its entirely electronic, virtual form and decentralized network. For example, since the implementation of our digital asset treasury strategy through August 6, 2026, BTC has traded at a high of $126,279 and a low of $57,742.

Losses on digital assets significantly contributed to our results of operations for the six months ended June 30, 2026. The loss on digital assets of $106.3 million was recorded, representing 87%, of our operating expenses for the six months ended June 30, 2026.

Data Center Infrastructure Investments

On June 30, 2026, the Company announced a strategic relationship with Hunt Properties, the goal of which is to originate, evaluate, and acquire powered land properties with secured tenants suitable for artificial intelligence and high-performance computing data center development.

On June 26, 2026, the Company, through its wholly-owned subsidiary, Volcon Epowersports LLC (“VEPS”) formed EMHU with TexStack Infrastructure, LLC (“TexStack”), a wholly-owned subsidiary of Cardinal, entered into an Amended and Restated Limited Liability Company Agreement of EMHU LLC (the “LLC Agreement”) setting forth the terms relating to the Partnership. Pursuant to the LLC Agreement, VEPS made an initial capital contribution of $2.9 million for 25% of the common units of EMHU and committed to making a further capital contribution of $62.1 million upon the contemplated closing of the Property Acquisition (as defined below). See Note 3 to the condensed consolidated financial statements for further discussion of the EMHU. TexStack holds the remaining 75% equity interest in EMHU and made an initial capital contribution of $2.5 million.

On June 29, 2026, EMHU entered into a definitive agreement (the “Property PSA”)to purchase 100% of the equity interests of the current holder of a fee simple title to the Property that, upon closing, is intended to be converted into an AI data center, for an aggregate purchase price of approximately $230.0 million (the “Property Acquisition”). The closing of the Property Acquisition is subject to certain closing conditions, including the Partnership’s completion of its due diligence and the expiration of a review period contemplated to end on August 14, 2026, which review period may be extended under the Property PSA. The Partnership exercised its option to extend the review period to August 13, 2026 and has the option to extend it an additional 15 days. While the Company anticipates the Property Acquisition to close during the third quarter of 2026, there can be no assurance that it will occur. In addition to the satisfaction by both the Partnership and the Property Seller of any closing conditions, TexStack is the managing member of the Partnership and, as such, has full discretion to make any decisions on behalf of the Partnership with respect to (i) its satisfaction relating to ongoing due diligence with respect to the Property, (ii) the Partnership’s decision whether or not to close the Property Acquisition, and (iii) any decision whether or not to extend the Review Period and/or the closing date and, if so, how often.

The Property has operated as a power-intensive industrial facility for the past three years and includes an owned substation and associated infrastructure for the approximately 150 MW of currently available capacity under an existing power agreement with a local utility. A recent load study confirmed the facility’s potential to almost double the available power to approximately 300 MW to support artificial intelligence workloads. Additionally, Cardinal has executed a non-binding letter of intent (the “LOI”) with a leading provider of compute (the “LOI Parties”). The LOI contemplates a triple net lease agreement between the Partnership and the LOI Parties that, subject to negotiation and execution of a definitive lease agreement, would potentially produce an aggregate of up to $1.0 billion in net lease payments and contemplates the ability to double the lease payments to the extent the power upgrade is completed.

As part of its strategic relationship with Hunt Properties and the Company’s strategy to allocate capital to opportunities in digital infrastructure, on July 20, 2026, the Company entered into a definitive agreement to purchase $20.0 million of CDP’s Series A-1 preferred stock, representing an approximately 8% ownership stake in CDP (the “CDP Investment”). The CDP Investment closed on July 20, 2026. CDP is a private developer of behind-the-meter powered data center campuses. The CDP Investment was part of an approximately $70.0 million Series A financing by CDP, intended to support CDP’s inaugural data center campus in West Texas, in connection with which CDP has entered into a letter of intent for a 750 MW Phase I data center campus.

The Company intends to evaluate additional data center infrastructure investment opportunities through and with Cardinal due to the significant investment and demand for these facilities due to the growth in artificial intelligence.

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

Venom Asset Purchase Agreement

On October 15, 2025, the Company entered into the Venom APA with Venom to divest the Volcon brand in exchange for a non-dilutable 10% equity position in Venom’s reorganized Delaware corporation on a fully-diluted basis. The Company transferred all Volcon IP, including all Volcon intellectual property, brand assets, trademarks, sales and distribution networks and engineering documentation associated with the Volcon IP other than its E-Bike, the Brat. The Company will have the right to appoint one director to Venom’s board. In the event that Venom did not complete its corporate reorganization within six months, with a 60 day grace period, the Company had the option to repurchase the Volcon IP for a nominal amount. While Venom did not complete the reorganization within this time period the Company has not elected to repurchase the Volcon IP.

The Company expects that this agreement will reduce Empery Digital’s future product liability exposure by transferring ownership of Volcon’s four-wheel vehicle business to Venom. The Company also plans to expand its vehicle financing operations for Ebikes, golf carts and UTVs to generate positive cash flow by leveraging the spread between the Company’s cost of capital and interest income from vehicle financing. The Company has been transitioning its powersports dealers to Venom but will continue ongoing warranty support through the remaining warranty period of vehicles the Company sold within these channels.

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

On November 17, 2025, the Venom Supply Agreement was amended to increase the amount by $2.5 million (for a total of $4.5 million excluding the October 29, 2025 amendment). Payment terms are the earlier of 60 days from receipt of inventory by Venom or upon sale by Venom. As of June 30, 2026, Venom has outstanding $2.1 million of financing receivables.. Subsequent to June 30, 2026 through August 6, 2026, the Company has not paid any additional amounts to the manufacturer for orders placed by Venom and additional payments due to be paid for orders placed by Venom as of August 6, 2026, are $309,280.

In July 2026, the Company was informed by Venom that it would not be able to repay the amounts the Company has financed as of June 30, 2026, including any partial payments made for inventory not yet completed by the manufacturer. The Company has reserved $2,026,087 for financing receivables owed by Venom and $96,450 for inventory deposits paid to the manufacturer for Venom inventory in the three and six months ended June 30, 2026. The Company has a security interest in the inventory and intends to exercise its rights to retain the inventory. Any recovery of amounts reserved, if any, will be recognized when the Company receives payment from Venom or from the sale of this inventory.

We are actively in discussions for the opportunities to fund inventory purchases with other companies that sell Ebikes.

Two-Wheeled Products

We began selling the Grunt off-road motorcycle in September 2021 and the Grunt EVO off-road motorcycle replaced the Grunt in September 2023. Due to the manufacturing cost of the Grunt EVO, we terminated the manufacturing contract for it in December 2024. As of March 31, 2025, we sold all of the remaining Grunt EVO units.

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

Customers

Dealers

Prior to the divestiture of our four-wheel product lines, we sold our products through powersports dealers, bicycle retailers, and golf cart dealers. We expect to continue to expand our bicycle dealers.

International Distributors

We also sell our two-wheel products internationally through importers. Each importer buys vehicles and accessories and sells them to local dealers or directly to consumers. Payment for vehicle orders is required in advance of shipment. Local dealers or the importer will provide warranty and repair services for vehicles purchased in their country and we will reimburse them for any parts or labor incurred for warranty repairs. As of May 7, 2026, we have one importer in Mexico and one for the Caribbean Region to sell our two-wheel vehicles and accessories in their assigned countries/markets.

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

Results of Operations

The following financial information is for the three and six months ended June 30, 2026 and 2025.

	Three Months Ended		Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025

Revenue	$80,019	$190,173	$305,721	$652,505
Cost of goods sold	(148,203)	(387,271)	(310,827)	(891,863)
Gross margin	(68,184)	(197,098)	(5,106)	(239,358)

Operating expenses:
Sales and marketing	2,382,844	368,718	2,706,480	664,942
Product development	170,505	69,250	295,451	303,902
General and administrative expenses	11,533,608	2,844,661	16,105,390	4,393,941
Loss on Digital Asset	27,913,227	–	106,267,263	–
Total operating expenses	42,000,184	3,282,629	125,374,584	5,362,785

Loss from operations	(42,068,368)	(3,479,727)	(125,379,690)	(5,602,143)

Interest and other expenses	(966,066)	(28,091)	(3,058,292)	17,950

Loss from continuing operations	(43,034,434)	(3,507,818)	(128,437,982)	(5,584,193)
Loss from discontinued operations	–	(392,079)	–	(776,134)
Net loss	$(43,034,434)	$(3,899,897)	$(128,437,982)	$(6,360,327)

Revenue

Revenue for the three months ended June 30, 2026 was $80,019 which represents financing income of $30,796, sales of Brats of $14,397, and accessories and parts of $34,533.

Revenue for the six months ended June 30, 2026 was $305,721 which represents financing income of $176,025, sales of Brats of $70,796, and accessories and parts of $57,585.

Revenue for the three months ended June 30, 2025 was $190,173 which represents sales of Brats of $202,998 and accessories and parts of $18,522 offset by $43,944 for the return of one Stag.

Revenue for the six months ended June 30, 2025 was $652,505 which primarily represents sales of Grunt EVOs of $304,905, Brats of $302,456, and accessories and parts of $36,787 offset by $43,944 for the return of one Stag.

For the remainder of 2026 we expect our sales to decrease compared to 2025 due to the sale of our four-wheel products to Venom, our transition to financing inventory purchases for other companies and lower Brat sales as we develop the next version of the Brat and other Ebike models.

Cost of Goods Sold

Cost of goods sold for the three months ended June 30, 2026 was $148,203, including payroll costs of $32,869 for employees and $34,438 for third party contractors performing product fulfillment, logistics management, and service and warranty, and facilities costs of $45,696. Inventory adjustments were $72,637 primarily due to the write off of Grunt and Grunt EVO parts transferred to a third party who will complete service and warranty obligations on these products. These costs are offset by a benefit of $83,318 due to the expiration of product warranties and the resulting reversal of warranty accrual. Product costs were, $28,481 for Brat and Brat parts.

Cost of goods sold for the six months ended June 30, 2026 was $310,827, including payroll costs of $83,843 for employees and $46,285 for third party direct labor contractors performing product fulfillment, logistics management, and service and warranty and facilities costs of $109,889. Inventory adjustments were $84,011 primarily due to the write off of Grunt and Grunt EVO parts transferred to a third party who will complete service and warranty obligations on these products. These costs are offset by a benefit of $129,176 due to the expiration of product warranties and the resulting reversal of warranty accrual. Product costs were $18,789 for Grunt EVO parts, and $82,811 for Brat and Brat parts.

Cost of goods sold for the three months ended June 30, 2025 was $387,271, including payroll costs of $91,520 for employees performing product fulfillment, logistics management, and service and warranty and facilities costs of $121,279. Inventory adjustments were $76,573 and warranty expense was a benefit of $61,394 due to the expiration of product warranties and the resulting reversal of warranty accrual. Product costs were $41,339 for Grunt EVOs, $190,072 for Brats, $60,908 of Stag costs due to the return of one unit and a reduction in shipping costs of $23,118.

Cost of goods sold for the six months ended June 30, 2025 was $891,863, including payroll costs of $160,085 for employees performing product fulfillment, logistics management, and service and warranty and facilities costs of $245,143. Inventory adjustments were $84,822 offset by a benefit of $61,394 due to the expiration of product warranties and the resulting reversal of warranty accrual. Product costs were $265,620 for Grunt EVOs, $309,861 for Brats, $60,908 of costs due to the return of one Stag that was written off and a reduction in shipping costs of $81,854.

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

Sales and marketing expenses were $2,382,844 for the three months ended June 30, 2026 and were primarily related to bad debt expense of $2,122,537 relating to the write off of Venom accounts receivable and prepaid financing deposits, expenses associated with promoting our products and brand of $146,091, employee payroll costs of $36,867, and professional fees of $27,025 for fees paid to a third party distributor, third party sales consultants and legal fees.

Sales and marketing expenses were $2,706,480 for the six months ended June 30, 2026 and were primarily related to bad debt expense of $2,122,537 relating to the write off of Venom accounts receivable and prepaid financing deposits, expenses associated with promoting our products and brand of $300,343 employee payroll costs of $93,399, and professional fees of $87,908 for fees paid to a third party distributor, third party sales consultants and legal fees. Travel expenses were $20,182 and software fees were $37,639.

Sales and marketing expenses were $368,718 for the three months ended June 30, 2025 and were primarily related to expenses associated with promoting our products and brand of $185,088, employee payroll costs of $90,414, and professional fees of $46,703 for fees paid to a third party distributor, third party sales consultants and legal fees.

Sales and marketing expenses were $664,942 for the six months ended June 30, 2025 and were primarily related to expenses associated with promoting our products and brand of $255,812 employee payroll costs of $169,537, and professional fees of $69,133 for fees paid to a third party distributor, third party sales consultants and legal fees and travel expenses were $48,278.

For the remainder of 2026, we expect sales expenses to decrease compared to 2025 due to our transition away from selling four-wheeled products to financing inventory purchases. We expect marketing expenses to remain consistent as we develop the Empery Digital brand.

Product Development Expense

Product development expenses relate to development of our products and process to manufacture these products.

Product development expenses were $170,505 for the three months ended June 30, 2026 and were primarily related to expenses associated with employee payroll costs of $112,786, and prototype expense of $28,701.

Product development expenses were $295,451 for the six months ended June 30, 2026 and were primarily related to expenses associated with employee payroll costs of $207,183, prototype expenses of $33,708 and facilities costs of $20,164.

Product development expenses were $69,250 for the three months ended June 30, 2025 and were primarily related to expenses associated with employee payroll costs of $28,410, and facilities costs of $31,682.

Product development expenses were $303,902 for the six months ended June 30, 2025 and were primarily related to expenses associated with employee payroll costs of $151,269, depreciation expense of $36,432 and facilities costs of $72,714.

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

General and administrative expenses were $11,533,608 for the three months ended June 30, 2026, and were primarily related to costs of $9,858,130 for legal, advisory and consulting fees, primarily associated with the stockholder litigation matter, employee payroll costs of $410,862, stock-based compensation of $92,788 for a share-based award granted to Gemini, BTC custody fees with a cost of $23,705, professional fees of $378,872 (including auditor fees of $25,750, legal fees of $320,429 and consulting fees of $32,693), software costs of $70,167, insurance costs of $314,418 travel expenses of $36,370 and facilities expense of $61,646. Annual meeting costs in preparation of the annual meeting of $97,760 and Board compensation expense of $82,500.

General and administrative expenses were $16,105,390 for the six months ended June 30, 2026, and were primarily related to costs of $10,850,451 for legal, advisory and consulting fees, primarily associated with the stockholder litigation matter, employee payroll costs of $834,128, stock-based compensation of $1,797,041 for share-based awards granted to employees and to Gemini, BTC custody fees of $33,270, professional fees of $1,114,938 (including auditor fees of $158,607, legal fees of $877,804 and consulting fees of $78,527), software costs of $147,706, insurance costs of $635,835, travel expenses of $68,747 and facilities expense of $166,917. Annual meeting costs in preparation of the annual meeting of $97,760 and Board compensation expense of $165,000.

General and administrative expenses were $2,844,661 for the three months ended June 30, 2025, and were primarily related to expenses associated with employee payroll costs of $541,424, stock-based compensation of $1,125,802 for share-based awards granted to employees, professional fees of $190,954 (including auditor fees of $23,175, legal fees of $127,135 and consulting fees of $40,644), software costs of $121,655, insurance costs of $454,371 and travel expenses of $34,402. Public company expense costs of $123,147, annual meeting costs of $74,450 and Board compensation expense of $50,000.

General and administrative expenses were $4,393,941 for the six months ended June 30, 2025, and were primarily related to expenses associated with employee payroll costs of $1,091,826, stock-based compensation of $1,125,802 for share-based awards granted to employees, professional fees of $450,122 (including auditor fees of $100,425, legal fees of $184,813 and consulting fees of $164,884), software costs of $245,284, insurance costs of $904,759, and travel expenses of $34,402. Public company expense costs of $123,147, annual meeting costs of $74,450 and Board compensation expense of $100,000.

For the remainder of 2026, we expect general and administrative expenses to remain elevated due to legal and other professional fees associated with stockholder activist and other related matters, partially offset by reimbursement by our insurance carrier for legal fees above our $5.0 million deductible and a reduction in our facility cost when our Round Rock, Texas office and warehouse leases expire in August 2026.

Loss on Digital Assets

The Company’s digital assets are initially recorded at cost and are measured at fair value as of each reporting period. The Company determines the fair value of its Bitcoin based on quoted (unadjusted) prices on the Gemini exchange, the active exchange that the Company has determined is its principal market for BTC. The Company recognized a loss on digital assets of $27,913,227 and $106,267,263 for the three and six months ended June 30, 2026, respectively.

Interest and Other Expenses

Other income/expenses for the three months ended June 30, 2026 was a net expense of $966,066. This includes interest expense of $1,062,659 primarily on the borrowings to repurchase our common stock and interest expense on vendor settlement liabilities that were recorded on a discounted cash flow basis, interest income of $44,725 primarily from interest earned on cash held in a money market account and a certificate of deposit, net income of $31,751 and a gain on the change in derivative liabilities of $20,117.

Other income/expenses for the six months ended June 30, 2026 was a net expense of $3,058,292. This includes interest expense of $3,120,694 primarily on the borrowings to repurchase our common stock and interest expense on vendor settlement liabilities that were recorded on a discounted cash flow basis, interest income of $87,264 primarily from interest earned on cash held in a money market account and a certificate of deposit, other income of $585,180 primarily generated from BTC derivative contracts, a loss of $568,142 on repayment of a credit facility and loss on the change in derivative liabilities of $41,900.

Interest and other income/expenses for the three and six months ended June 30, 2025 was insignificant.

For the remainder of 2026, we expect interest expense to decrease compared to the quarter ended June 30, 2026 due to the repayment of amounts borrowed from the delayed draw credit facility unless we borrow additional amounts under this facility to make additional repurchases of our common stock. If market conditions allow, the Company may issue equity or sell Bitcoin to repay outstanding loans or obtain other loan facilities with lower interest rates that could reduce interest expense in the future.

Net Loss

Net loss for the three and six months ended June 30, 2026 was $43,034,434 and $128,437,982, respectively.

Net loss from continuing operations for the three and six months ended June 30, 2025 was $3,507,818 and $5,584,193, respectively.

As discussed above, the increase in net loss for the three and six months ended June 30, 2026 is primarily related to the losses on BTC and costs incurred for the shareholder litigation matter as there were no such losses in the three and six months ended June 30, 2025.

Liquidity and Capital Resources

On June 30, 2026, we had cash, cash equivalents and restricted cash of $3.6 million, including $0.1 million of restricted cash, and we had a working capital deficit of $5.6 million. Since inception we have funded our operations from proceeds from debt and equity sales.

Cash used in operating activities

Net cash used in operating activities was $10.4 million for the six months ended June 30, 2026 and includes all of our operating costs, except non-cash costs of depreciation and amortization, loss on change in derivative financial liabilities all of which were insignificant for the period, stock-based compensation of $1.8 million, bad debt expense of $2.2 million relating to the write off of Venom accounts receivable and inventory financing deposits, and loss on Bitcoin of $106.3 million. Significant uses/contributions of cash used in operating activities includes an increase in accounts receivable of $1.9 million, an increase in related party payable of $7.8 million due to the legal invoices related to the shareholder litigation matter in the amount of $7.8 million, a decrease in prepaid assets of $1.5 million due to the financing prepayments.

Net cash used in operating activities was $7.2 million for the six months ended June 30, 2025 and includes all of our operating costs, except non-cash costs of depreciation and amortization, loss on change in derivative financial liabilities all of which were insignificant for the period and stock-based compensation of $1.1 million. Significant uses/contributions of cash used in operating activities includes an increase of $0.2 million in inventory and inventory deposits, a decrease of $0.2 million in accounts payable, and a decrease of $1.5 million in accrued liabilities primarily due to payments on vendor settlements, $0.2 million used to pay our lease liabilities and $0.2 million for fulfillment of sales where customers had previously placed deposits.

For the remainder of 2026, we expect net cash used in operating activities will increase compared to the six months ended June 30, 2026 due to an increase in legal and professional fees related to stockholder activism matters, partially offset by a decrease in expenses such as rent in connection with our anticipated wind down of our Texas facilities.

Cash provided by (used in) investing activities

Net cash provided by investing activities was $79.2 million for the six months ended June 30, 2026, consisting of proceeds from the sale of Bitcoin of $80.1 million, proceeds from the maturity of a certificate of deposit of $2.1 million, offset by an investment in EMHU of $2.9 million.

Net cash used in investing activities was $2.2 million for the six months ended June 30, 2025, primarily consisting of the purchase of a certificate of deposit $2.0 million as collateral for our dealer floor plan financing and $0.2 million for purchases of equipment and tooling.

Cash (used by) provided by financing activities

Cash used in financing activities for the six months ended June 20, 2026, was $74.2 million and was primarily related to net proceeds of $24.8 million from the sale of common stock units and pre-funded warrant units from the March 2026 offering, proceeds of $15.0 million from borrowing on the delayed draw credit facility, offset by share repurchases of $54.0 million, repayment of the term loan $50.0 million and a payment made on the delayed draw credit facility of $10.0 million.

Cash provided by financing activities for the six months ended June 30, 2025, was $19.0 million and was primarily related to proceeds of $8.8 million from the sale of our common stock from the At the Market offering, proceeds of $10.7 million from the sale of common stock units and pre-funded warrant units, partially offset by share repurchases of $0.5 million.

As of June 30, 2026, we had incurred an accumulated deficit of $444.8 million since inception. Management anticipates that our cash on hand as of June 30, 2026, plus cash expected to be generated from operations and the borrowing available under the delayed draw credit facility and proceeds that could be received from the sale of Bitcoin will be sufficient to fund planned operations beyond one year from the date of the issuance of the financial statements as of and for the six months ended June 30, 2026.

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

Based on that evaluation, our Co-Chief Executive Officers and Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures were not effective as of June 30, 2026 to provide assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to management as appropriate, to allow timely decisions regarding disclosures as we have previously missed filing certain forms timely and we have not implemented and tested controls and procedures to conclude that we have remediated this deficiency. Notwithstanding this conclusion, we believe that our unaudited condensed consolidated financial statements contained in this Quarterly Report fairly present our financial position, results of operations and cash flows for the periods covered thereby in all material respects. Management is working to identify corrective actions for the weakness and will periodically re-evaluate the need to add personnel and implement improved review procedures.

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting during the three months ended June, 2026, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On February 26, 2026, a stockholder submitted a nomination notice purportedly naming nine candidates for election to the Company’s Board and another stockholder submitted a nomination notice purportedly naming one candidate. On March 26, 2026, the Company sent each of these stockholders a letter notifying such stockholders that their respective purported nominations were invalid based on various matters and deficiencies identified in connection with the nomination notice.

The stockholder who named one candidate subsequently withdrew its nomination. On April 2, 2026, the other stockholder filed a complaint with the Court of Chancery of the State of Delaware (the “Court”) against the Company and its Board alleging that the Company’s Board took actions to reject the stockholder’s purported nominations in breach of their fiduciary duties (the “Complaint”). On July 20, 2026, the stockholder filed a supplemental complaint (collectively the “Complaints”). The Complaints allege, among other things, the following:

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

•	the Company’s Board improperly adopted the Stockholder Rights Plan with a 12.5% ownership trigger (see Note 9) in response to the rapid accumulation of the Company’s stock by this stockholder and;

•	the Board failed to reopen the nomination window following the Company’s June 30, 2026 announcement of the EMHU investment (see Note 3).

The stockholder’s Complaint requests, among other items, that the Court find that (a) the defendants breached their fiduciary duties, (b) undo the Company’s rejection of the stockholder’s nominations for the Company’s Board so that the stockholder’s nominees can be included on the ballot for potential election at the Company’s upcoming 2026 annual meeting, (c) prohibit holders of shares issued in connection with March Equity Offering from being eligible to vote such shares for directors at the Company’s upcoming 2026 annual meeting, and (d) award damages and other monetary relief for the harm caused by the March 2026 equity issuance, together with pre-judgment and post-judgment interest and (e) reopen the nomination window and cease any further investments or selling of BTC.

The trial concluded on August 5, 2026, and the Court has not set a date for final closing briefs before the Court renders its verdict.

ITEM 1A. RISK FACTORS

You should carefully review and consider the information regarding certain factors that could materially affect our business, financial condition or future results included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, filed with the SEC on March 27, 2026 (as amended by Form 10-K/A filed with the SEC on April 20, 2026), (each of which is accessible on the SEC’s website at www.sec.gov) and as set forth below.

Risks Related to Our Data Center Infrastructure Investments Strategy

Our AI and data center infrastructure investments strategy may not perform as planned.

We believe the potential for AI and data center infrastructure investments complements our current business model with potential for stable, long-term and high margin income. However, the success of this strategy may not develop as anticipated and may be affected by factors such as the reliability and timing of power supply, future demand for data center infrastructure, the ability of our partners to execute on proposed development plans, regulatory developments with respect to the development and operation of data centers and technological developments. A failure to successfully implement our AI and data center infrastructure investments strategy may adversely affect our business, prospects, or operations.

Further, our business expansion into the AI and data center infrastructure industry may be capital intensive and is expected to shift the timing of cash inflows relative to capital outlays. Our AI and data center infrastructure investments require substantial up-front capital expenditures, which may temporarily reduce liquidity. This business expansion introduces uncertainties that could impact our liquidity and capital resources.

Our capital allocation strategy, including decisions relating to our allocation of capital between our Bitcoin strategy, our e-bike and inventory financing business strategy, our data center infrastructure investments strategy and other initiatives may not be effective at enhancing stockholder value, or providing other benefits we expect.

Our capital allocation decisions, including the amounts allocated to stock repurchases, Bitcoin holdings, e-bike and inventory financing and data center infrastructure investments, may not deliver the anticipated benefits to our shareholders and could adversely affect our business, financial condition, and results of operations. Decisions regarding the repurchases of our common stock, purchases and sales of Bitcoin, e-bike and inventory financing and data center infrastructure investments are based on numerous factors, including our financial performance, cash flow, amount of cash and short-term investment balances, capital requirements, market conditions, and the judgment of our management and Board of Directors. There can be no assurance that any such decisions will be effective in enhancing long-term shareholder value. If we do not properly allocate our capital, we may fail to produce optimal financial results and experience a reduction in stockholder value.

Our expansion into data center and AI infrastructure investments may divert resources from our Bitcoin strategy and e-bike and inventory financing operations and introduce operational complexity.

While we intend to continue our Bitcoin strategy and e-bike and inventory financing operations, the allocation of resources to support our data center development may reduce the capital, personnel and infrastructure available for these operations. In addition, expanding into AI and data center infrastructure investments may increase operational complexity and place additional demands on our management team, which could negatively affect our overall performance, strategic execution and profitability.

Our data center infrastructure investments strategy depends upon the demand for data centers, which may not develop as anticipated.

We have made a number of indirect investments in powered land properties intended to be converted or developed into data centers facilities and intend to evaluate additional data center infrastructure investment opportunities, including through our strategic partnership with Hunt Properties, due to the significant investment and demand for these facilities driven by the growth in artificial intelligence. The market for data centers, AI and high-performance computing is rapidly evolving and highly competitive and demand for the data center infrastructure assets into which we have or may in the future invest may not develop as anticipated.

While we have targeted, and intend to continue to target, data center investments with the potential for long-term secured leases with creditworthy tenants, a reduction in the demand for data center assets, power or connectivity may have a material and adverse effect on our business and financial condition. General economic slowdowns, as well as adverse developments in the data center, internet, AI and data communications and broader technology industries, among other things, could lead to reduced demand for data center assets. In addition, changes in industry practice or in technology could reduce demand for the physical data center assets in which we have indirectly invested. Our data center investments may not achieve sufficient utilization rates or pricing to recover our investments. Technological developments, including more advanced or cost- or power-efficient alternatives, may reduce the competitiveness or useful life of the data center infrastructure in which we have indirectly invested. In addition, tenants or prospective tenants for the properties and facilities in which we, EMHU or CDP have invested, may choose to develop new data centers or expand their own existing data centers or consolidate into data centers in which we, EMHU or CDP do not have an interest.

If any of these risks materialize, we may incur delays, cost overruns, reduced revenues, asset impairments, or losses. Any of these outcomes could materially adversely affect our business, financial condition, and results of operations.

Our strategic data center investments are made via private companies, including EMHU and CDP, which are illiquid and subject to significant valuation uncertainty, and we may not realize a return on these investments.

We have made, and expect to continue to make, strategic investments in private companies as part of our data center infrastructure investment strategy. For example, in June 2026, we made an initial capital contribution of $2.9 million for 25% of the common units of EMHU and committed to making a further capital contribution of $62.1 million upon the contemplated closing of a property acquisition. In addition, in July 2026 we purchased $20 million of CDP’s Series A-1 preferred stock, representing an approximately 8% ownership stake in CDP. These investments are in privately held companies whose securities are not traded on any public exchange and for which no established trading market exists. In addition, subject to certain limited exceptions, we must obtain the prior approval of TexStack, as managing member of EMHU, for any transfer of any of our equity interest in EMHU to third parties. As a result, these investments are inherently illiquid, and we may be unable to sell or otherwise dispose of these interests at favorable prices, or at all, if we require liquidity or wish to reallocate capital. Because these investments lack readily determinable fair values, the carrying values reflected on our balance sheet may not accurately represent the amounts that could be realized upon sale or liquidation. Adverse developments affecting such entities, including development delays, difficulties in securing long-term leases, declines in revenue, failure to achieve business and development milestones, competitive pressures, regulatory changes, or general economic conditions, could result in a partial or total impairment of our investment. Any such impairment would reduce the value of our balance sheet and could materially and adversely affect our financial condition and results of operations.

We hold minority, non-controlling interests in EMHU and CDP and have limited ability to influence their operations, governance, or strategic direction.

Our investments in EMHU and CDP represent minority, non-controlling, equity interests, and we have only limited ability to exercise significant influence over the operating or financial policies of these entities. For example, through VEPS, we hold 25% of the common units of EMHU while TexStack serves as managing member holding the remaining 75% and broad discretionary authority, including over capital calls, distributions, and deemed liquidation events. For example, as managing member under the EMHU operating agreement, TexStack may make mandatory capital calls on a pro rata basis and the Company has agreed to irrevocably guarantee such additional capital contributions of VEPS, and distributions from EMHU may be made at the sole discretion of TexStack, as managing member, on a pro rata basis and subject to certain limitations and conditions. Further, subject to certain limited exceptions, we must obtain the prior approval of TexStack for any transfer of any of our equity interests in EMHU to third parties.

As we continue to pursue our data center infrastructure strategy through EMHU and similar arrangements, we do not have the right to exercise sole decision-making authority over these investments, and TexStack’s or CDP’s interests may not always align with ours. For example, if TexStack fails to fund its share of required capital contributions, including in connection with the pending Property Acquisition, or if disputes arise between us and TexStack or Cardinal regarding the development or operation of the underlying data center infrastructure or the negotiation of a binding lease with a prospective tenant, we could be required to contribute unplanned capital, our interest could be diluted, or we could become involved in costly litigation or arbitration, any of which could adversely affect our business, financial condition, and results of operations.

Consequently, we are in large part dependent on TexStack and the management teams and controlling stockholders of CDP, respectively, to make decisions that are in our interest as a minority investor in each of EMHU and CDP. These companies may take actions - including issuing additional equity that could dilute our ownership interest if we do not exercise participation rights or exercise consent rights available to us, entering into related-party transactions, making strategic decisions with which we disagree, or failing to pursue business opportunities - that could adversely affect the value of our investment. We also may have limited legal remedies in the event of disputes with majority holders or management of CDP. Any of the foregoing could materially and adversely affect the value of our strategic investments and our financial condition.

The success of our AI and data center infrastructure investments depends, among other things, on the ability to negotiate and execute definitive long-term leases on commercially acceptable terms.

The success of our investments in EMHU and CDP are materially dependent upon EMHU and CDP executing long-term definitive leases or their data center facilities with creditworthy hyperscaler or enterprise tenants on commercially acceptable terms. For example, we may not realize the anticipated benefits of our investment in CDP if CDP does not achieve tenant adoption at the pace required for its data center campus to be commercially viable. In July 2026, we invested $20.0 million in CDP’s Series A-1 Preferred Stock, representing an approximately 8% ownership interest in CDP, as part of a $70 million Series A financing by CDP to support its inaugural data center campus in West Texas. While CDP has entered into only a non-binding letter of intent for a 750 MW Phase I data center campus with a prospective tenant, there is no guarantee that CDP will enter into a definitive lease with this or any other tenant, or that any definitive lease, if executed, will be on the terms contemplated by the letter of intent. If CDP fails to achieve tenant adoption at the pace or on the terms necessary for the campus to be commercially viable, the value of our investment in CDP could be impaired, which could adversely affect our business, financial condition, and results of operations.

Similarly, EMHU has entered into a definitive agreement to, subject to certain closing conditions, purchase 100% of the equity interests of the current holder of a fee simple title to a property in the Midwest that, upon closing, is intended to be converted into an AI data center, for an aggregate purchase price of approximately $230 million. Cardinal has executed a non-binding letter of intent which contemplates a triple net lease agreement between EMHU and the prospective tenant. However there is no guarantee that Cardinal or EMHU will be able to execute a definitive lease with this or any other tenant, or that any definitive lease, if executed, will be on the terms contemplated by the letter of intent. If EMHU is unable to negotiate and execute a long-term definitive lease on terms as favorable as those contemplated by the letter of intent, or at all, the Property Acquisition may not close or the value of our investment in EMHU could be impaired, which could adversely affect our business, financial condition, and results of operations.

Our partners may experience delays or other impediments in the development of proposed data centers, which may impact the return on our investments.

The development of new data centers and the retrofitting or expansion of existing facilities are highly complex, capital-intensive and multi-phase projects that typically involve extensive planning, engineering, permitting, procurement and construction processes. As a result, there could be significant delays between the time of our indirect investments in AI and data center infrastructure assets and the time by which such investments provide a return. Our investments in EMHU and CDP depend on the ability of Cardinal and CDP, respectively, to secure sufficient power and, directly or indirectly, and either deliver the property in condition for a data center to be built or complete construction of data center infrastructure suitable for artificial intelligence and high-performance computing tenants. We do not control Cardinal’s or CDP’s ability to secure sufficient power supply for these facilities, and difficulties in securing contracted energy or obtaining adequate power capacity could delay development, increase costs, or limit the ability of these facilities to attract or retain tenants, particularly as evolving technologies such as artificial intelligence increase power requirements. The Property Acquisition underlying our investment in EMHU also remains subject to completion of due diligence and other closing conditions, and any delay in satisfying, or failure to satisfy, these conditions could delay the development of AI and high-performance computing infrastructure on the property. Any such power constraints or construction and closing delays could impair the value of our investments in EMHU and CDP and adversely affect our business, financial condition, and results of operations.

Risks Related to Our E-Bike and Inventory Financing Business Strategy

We have a limited history of financing inventory purchases and parties to inventory financing agreements have defaulted and may in the future default on amounts owed to us which could materially adversely affect our business, results of operations or financial condition.

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

In July 2026, Venom informed the Company that it is unable to repay the amounts the Company has financed as of June 30, 2026, including any partial payments made for inventory not yet completed by the manufacturer. Although the Company has a security interest in the inventory and intends to exercise its rights to retain the inventory, the Company does not have a dealer network or access to Venom’s dealer network to sell the inventory immediately. The Company has reserved $2,026,087 for financing receivables owed by Venom and $96,450 for inventory deposits paid to the manufacturer for Venom inventory in the three and six months ended June 30, 2026. The Company may not be able to recover the amounts all or any of the amounts it has reserved, which could have a material adverse effect on our business, results of operations or financial condition.

We are evaluating other opportunities to finance inventory purchases from other vendors, some of which may not be in an industry or for products which we have experience with, however such financing arrangements may not be available with favorable terms to us, or at all. Default by customers on inventory purchases financed by us, including Venom’s failure to repay amounts owed to us, could have a material adverse effect on our business, results of operations or financial condition.

Risks Related to Our Common Stock

Anti-takeover provisions in our governing documents may discourage, delay or prevent a change of control of our company.

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

These provisions in our certificate of incorporation and bylaws could prevent our stockholders from receiving the benefit from any premium to the market price of our common stock offered by a bidder in a takeover context. Their impact that delays, deters, renders more difficult or prevents a change in our control in a takeover attempt may not be in the best interests of our stockholders. Even in the absence of a takeover attempt, the existence of these provisions could adversely affect the prevailing market price of our common stock if their impact is perceived by investors as detrimental. Also, they could make it more difficult for stockholders to replace or remove our management and thus facilitate management entrenchment.

We have been and may in the future be subject to material litigation. These matters include individual and class action lawsuits, as well as investigations and enforcement actions by regulators and governmental authorities. These matters are often expensive and time consuming, and, if resolved adversely, could harm our business, financial condition, and operating results.

We have been may in the future become subject to claims, arbitrations, individual and class action lawsuits with respect to a variety of matters, including employment, consumer protection, advertising, securities and stockholder activists. In addition, we may from time to time become subject to government and regulatory investigations, inquiries, actions or requests, other proceedings and enforcement actions alleging violations of laws, rules, and regulations, both foreign and domestic. The scope, determination and impact of claims, lawsuits, government and regulatory investigations, enforcement actions, disputes and proceedings to which we are subject cannot be predicted with certainty, and have and may result in:

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

For example, on April 2, 2026, a stockholder filed a complaint with the Court of Chancery of the State of Delaware against the Company and its Board alleging that the Company’s board took actions to reject the stockholders’ purported nominations in breach of their fiduciary duties. See Note 14 to the condensed consolidated financial statements for further discussion of this matter, as well as Management’s Discussion and Analysis – General Administrative Expenses regarding significant costs incurred in connection with defending the Company against the allegations.

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

The following table provides information relating to the Company’s purchases of our common stock during the three months ended June 30, 2026 in accordance with Item 703 of Regulation S-K:

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit) ($)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plan or Program
April 1, 2026 – April 30, 2026	2,109,248	4.62	2,109,248	$50,258,519
May 1, 2026 – May 31, 2026	–	–	–	50,258,519
June 1, 2026 – June 30, 2026	–	–	–	50,258,519
Three Month period ended June 30, 2026	2,109,248		2,109,248	$50,258,519

(1)	On July 24, 2025, the Board approved a $100.0 million common stock repurchase program effective through July 24, 2027, which was increased by the Board to $150.0 million on October 10, 2025, and further increased by the Board to $200.0 million on February 2, 2026), subject to extension or earlier termination by the Board at any time. Total repurchase authority remaining under the stock repurchase program was $50.3 million as of August 6, 2026.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

During the quarter ended June 30, 2026, no director or officer adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS

INDEX TO EXHIBITS

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to exhibit 3.1 of the Form 8-K filed October 8, 2021)
3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to exhibit 3.1 of the Form 8-K filed June 15, 2023)
3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to exhibit 3.1 of the Form 8-K filed October 16, 2023)
3.4	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to exhibit 3.1 of the Form 8-K filed February 5, 2024)
3.5	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to exhibit 3.1 of the Form 8-K filed June 7, 2024
3.6	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to exhibit 3.1 of the Form 8-K filed November 8, 2024)
3.7	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to exhibit 3.1 of the Form 8-K filed June 12, 2025)
3.8	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to exhibit 3.1 of the Form 8-K filed July 29, 2025)
3.9	Third Amended and Restated Bylaws of the Registrant (incorporated by reference to exhibit 3.2 of the Form 8-K filed July 29, 2025)
3.10	Certificate of Designations designating Series A Preferred Stock of Empery Digital Inc., as filed with the Delaware Secretary of State on February 3, 2026 (incorporated by reference to Exhibit 3.1 of the Form 8-K filed on February 3, 2026)
3.11	Certificate of Elimination of Series A Preferred Stock of Empery Digital Inc. (incorporated by reference to exhibit 3.1 of the Form 8-K filed July 6, 2026).
4.1	Rights Agreement, dated as of February 3, 2026, between Empery Digital Inc. and Computershare Trust Company, N.A., as rights agent (incorporated by reference to Exhibit 4.1 of the Form 8-K filed on February 3, 2026)
4.2	Amendment No. 1, dated as of July 6, 2026, to Rights Agreement, dated as of February 3, 2026, between Empery Digital Inc. and Computershare Trust Company, N.A., as rights agent (incorporated by reference to Exhibit 4.1 of the Form 8-K filed on July 6, 2026)
4.3	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.1 of the Form 8-K filed on March 23, 2026)
4.4	Form of Common Warrant (incorporated by reference to Exhibit 4.2 of the Form 8-K filed on March 23, 2026)
10.1	Amendment No. 2 and Waiver to the At-The-Market Issuance Sales Agreement, dated June 2, 2026, by and between Aegis Capital Corp. and Empery Digital Inc. (incorporated by reference to Exhibit 10.1 of the Form 8-K filed on June 3, 2026)
10.2+	Amended and Restated Limited Liability Company Agreement of EMHU, LLC, dated June 26, 2026 (incorporated by reference to Exhibit 10.1 of the Form 8-K filed on June 30, 2026)

31.1*	Certification of the Co-Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934
31.2*	Certification of the Co-Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934
31.3*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934
32.1*(1)	Certification of the Co-Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*(1)	Certification of the Co-Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.3*(1)	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted in inline XBRL, and included in exhibit 101).

______________

*	Filed herewith.
+	Certain schedules, exhibits and similar attachments have been omitted pursuant to Item 601(a)(5) of Regulation S-K and portions of this exhibit have been redacted pursuant to Item 601(a)(6) and Item 601(b)(10) of Regulation S-K. The Company will provide a copy of such omitted materials to the Securities and Exchange Commission or its staff upon request.

(1)	The certifications on Exhibit 32 hereto are deemed not “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that Section. Such certifications will not be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EMPERY DIGITAL INC.

SIGNATURE	TITLE	DATE

/s/ Ryan Lane	Co-Chief Executive Officer and Director	August 7, 2026
Ryan Lane	(principal executive officer)

/s/ John Kim	Co-Chief Executive Officer and Director	August 7, 2026
John Kim

/s/ Greg Endo	Chief Financial Officer	August 7, 2026
Greg Endo	(principal financial and accounting officer)

