Form 10-Q
period 2026-09-30
Empery Digital Inc.
filed 2026-11-06
CIK 1829794

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

The registrant had 27,749,492 shares of common stock outstanding on November 5, 2026.

WHERE YOU CAN FIND MORE INFORMATION

Investors and others should note that we announce material information to our investors using our investor relations website, which can be found at https://ir.EmperyDigital.com, as well as press releases, our filings with the Securities and Exchange Commission (“SEC”), and public conference calls and webcasts. We also use other mediums, including the following social media channels as a means of disclosing information about the company, our products, our planned financial and other announcements and attendance at upcoming investor and industry conferences, and other matters and for complying with our disclosure obligations under Regulation FD:

Website Homepage: https://www.emperydigital.com/

X (f/k/a Twitter) Account: https://x.com/EMPD_BTC

Instagram Account: https://www.instagram.com/ emperydigitalbtc

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

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

EMPERY DIGITAL INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2026 AND DECEMBER 31, 2025

(Unaudited)

	September 30, 2026	December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$78,052,383	$8,963,856
Restricted cash	105,000	105,000
Certificate of deposit	–	2,049,413
Accounts receivable, net of allowance for doubtful accounts of $82,621 and $71,869 at September 30, 2026 and December 31, 2025, respectively	48,247	312,106
Inventory and inventory deposits	295,507	346,175
Prepaid expenses and other current assets	1,717,807	2,479,310
Total current assets	80,218,944	14,255,860
Long-term assets:
Digital assets	14,272,816	126,926,895
Digital assets restricted by lenders as collateral for loans	63,927,546	230,048,488
Data center investments	22,900,000	–
Property and equipment and intangible assets, net	255,422	271,560
Other long-term assets	97,405	155,056
Right-of-use assets - operating leases	509,893	778,235
Total assets	$182,182,026	$372,436,094

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,158,849	$745,466
Related party liability	7,007,297	–
Accrued liabilities	1,064,542	560,761
Vendor settlements	–	1,189,184
Term loan	–	49,890,972
Right-of-use operating lease liabilities - short-term	97,042	322,103
Other current liabilities	93,541	76,177
Total current liabilities	9,421,271	52,784,663

Delayed draw term loans	34,968,598	49,945,046
Notes payable, net of current portion	–	20,485
Right-of-use operating lease liabilities - long-term	415,484	471,683
Total liabilities	44,805,353	103,221,877

COMMITMENTS AND CONTINGENCIES

Stockholders’ equity:
Preferred stock: $0.00001 par value, 5,000,000 shares authorized, no shares issued and outstanding as of September 30, 2026 and December 31, 2025	–	–
Common stock: $0.00001 par value, 250,000,000 shares authorized, 28,160,111 shares outstanding as of September 30, 2026 and 33,800,951 shares outstanding as of December 31, 2025	544	475
Treasury stock: 26,310,005 shares as of September 30, 2026 and 13,771,094 shares as of December 31, 2025	(150,252,502)	(96,282,082)
Additional paid-in capital	708,449,452	681,864,757
Accumulated deficit	(420,820,821)	(316,368,933)
Total stockholders’ equity	137,376,673	269,214,217

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$182,182,026	$372,436,094

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EMPERY DIGITAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2026 AND 2025
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025

Revenue	$99,606	$199,984	$405,327	$852,489
Cost of goods sold	(285,354)	(197,537)	(596,181)	(1,089,400)
Gross margin	(185,748)	2,447	(190,854)	(236,911)

Operating expenses:
Sales and marketing	231,470	420,754	2,937,950	1,085,696
Product development	102,815	67,522	398,266	371,424
General and administrative expenses	5,097,698	19,403,727	13,375,087	23,797,668
Related party legal fees	7,007,297	–	14,835,298	–
(Gain) loss on digital assets	(36,986,989)	14,106,222	69,280,274	14,106,222
Total operating (income) expenses	(24,547,709)	33,998,225	100,826,875	39,361,010

Income (loss) from operations	24,361,961	(33,995,778)	(101,017,729)	(39,597,921)

Other income	34,298	289,670	619,478	348,784
Loss on repayment of term loan	–	–	(568,142)	–
Loss on repayment of credit facility	–	(125,377)	–	(125,377)
Gain (loss) on change in fair value of financial liabilities	16,513	39,533	(25,387)	4,724
Interest income	324,229	84,134	411,493	241,426
Interest expense	(750,907)	(361,464)	(3,871,601)	(525,111)

Total other income (expense)	(375,867)	(73,504)	(3,434,159)	(55,554)

Income (loss) from continuing operations before provision for income taxes	23,986,094	(34,069,282)	(104,451,888)	(39,653,475)
Provision for income taxes	–	(5,383,973)	–	(5,383,973)
Income (loss) from continuing operations	23,986,094	(28,685,309)	(104,451,888)	(34,269,502)
Loss from discontinued operations	–	(486,019)	–	(1,262,153)
Net income (loss)	$23,986,094	$(29,171,328)	$(104,451,888)	$(35,531,655)

Earnings per common share
Income (loss) from continuing operations per common share - basic	$0.85	$(0.80)	$(3.51)	$(2.75)
Income (loss) from continuing operations per common share - diluted	$0.80	$(0.80)	$(3.51)	$(2.75)
Loss from discontinued operations per common share - basic	$–	$(0.01)	$–	$(0.10)
Loss from discontinued operations per common share - diluted	$–	$(0.01)	$–	$(0.10)

Net income (loss) per common share – basic	$0.85	$(0.81)	$(3.51)	$(2.85)
Net income (loss) per common share – diluted	$0.80	$(0.81)	$(3.51)	$(2.85)

Weighted average common shares outstanding – basic	28,126,415	36,134,736	29,718,509	12,460,615
Weighted average common shares outstanding – diluted	29,810,120	36,134,736	29,718,509	12,460,615

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EMPERY DIGITAL INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2026

(Unaudited)

	Common stock		Treasury stock		Additional
	Number of Shares	Amount	Number of Shares	Amount	paid-in capital	Accumulated deficit	Total
Balance at January 1, 2026	33,800,951	$475	13,771,094	$(96,282,082)	$681,864,757	$(316,368,933)	$269,214,217
Issuance of common stock for exercises of pre-funded warrants	3,396,940	34	–	–	(3)	–	31
Issuance of common stock and pre-funded warrants, net of issuance costs of $212,322	2,558,422	26	–	–	24,787,653	–	24,787,679
Repurchases of common stock for treasury stock	(10,429,663)	–	10,429,663	(44,219,787)	–	–	(44,219,787)
Stock-based compensation	–	–	–	–	1,704,252	–	1,704,252
Net loss	–	–	–	–	–	(85,403,548)	(85,403,548)
Balance at March 31, 2026	29,326,650	$535	24,200,757	$(140,501,869)	$708,356,659	$(401,772,481)	$166,082,844
Issuance of common stock for exercises of pre-funded warrants	892,709	9	–	–	–	–	9
Repurchases of common stock for treasury stock	(2,109,248)	–	2,109,248	(9,750,633)	–	–	(9,750,633)
Stock-based compensation	–	–	–	–	92,789	–	92,789
Net loss	–	–	–	–	–	(43,034,434)	(43,034,434)
Balance at June 30, 2026	28,110,111	$544	26,310,005	$(150,252,502)	$708,449,448	$(444,806,915)	$113,390,575
Issuance of common stock for exercises of pre-funded warrants	50,000	–	–	–	4	–	4
Net income	–	–	–	–	–	23,986,094	23,986,094
Balance at September 30, 2026	28,160,111	$544	26,310,005	$(150,252,502)	$708,449,452	$(420,820,821)	$137,376,673

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EMPERY DIGITAL INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2025

(Unaudited)

	Common stock		Treasury stock		Additional
	Number of Shares	Amount	Number of Shares	Amount	paid-in capital	Accumulated deficit	Total
Balance at January 1, 2025	78,859	$–	–	$–	$166,357,208	$(166,316,447)	$40,761
Issuance of common stock for exercises of pre-funded warrants	176,116	2	–	–	(2)	–	–
Issuance of common stock from the At the Market offering, net of issuance costs of $320,867	220,515	3	–	–	8,846,758	–	8,846,761
Issuance of common stock and pre-funded warrants, net of issuance costs of $1,296,118	53,750	1	–	–	10,703,881	–	10,703,882
Stock-based compensation	–	–	–	–	10,052	–	10,052
Repurchases of common stock for treasury stock	(47,886)	–	47,886	(401,806)	–	–	(401,806)
Net loss	–	–	–	–	–	(2,460,430)	(2,460,430)
Balance at March 31, 2025	481,354	$6	47,886	$(401,806)	$185,917,897	$(168,776,877)	$16,739,220
Issuance of common stock for exercises of pre-funded warrants	50,001	–	–	–	–	–	–
Issuance of common stock for disputed shares from November 2024 reverse stock split (see Note 2)	23,617	–	–	–	–	–	–
Purchase fractional shares	(179)	–	–	–	(941)	–	(941)
Exchange of common stock for pre-funded warrants	(4,323)	–	–	–	–	–	–
Repurchases of common stock for treasury stock	(17,462)	–	17,462	(109,101)	–	–	(109,101)
Stock-based compensation	–	–	–	–	1,090,618	–	1,090,618
Net loss	–	–	–	–	–	(3,899,897)	(3,899,897)
Balance at June 30, 2025	533,008	$6	65,348	$(510,907)	$187,007,574	$(172,676,774)	$13,819,899
Issuance of common stock for exercises of pre-funded warrants	2,311,947	23	–	–	(23)	–	–
Issuance of common stock from the At the Market offering, net of issuance costs of $53,525	136,053	1	–	–	1,441,300	–	1,441,301
Issuance of common stock and pre-funded warrants, net of issuance costs of $21,136,401	44,414,189	444	–	–	474,907,637	–	474,908,081
Issuance of common stock for exercises of warrants	111,500	1	–	–	1,783,999	–	1,784,000
Repurchases of common stock for treasury stock	(5,168,818)	–	5,168,818	(38,895,551)	–	–	(38,895,551)
Stock-based compensation	–	–	–	–	13,754,360	–	13,754,360
Net loss	–	–	–	–	–	(29,171,328)	(29,171,328)
Balance at September 30, 2025	42,337,879	$475	5,234,166	$(39,406,458)	$678,894,847	$(201,848,102)	$437,640,762

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EMPERY DIGITAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2026 AND 2025
(Unaudited)

	September 30, 2026	September 30, 2025
Cash flows from operating activities:
Net loss	$(104,451,888)	$(35,531,655)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on digital assets	69,280,274	14,106,222
Deferred tax benefit	–	(5,383,973)
Loss on repayment of credit facility	–	125,377
Stock-based compensation	1,797,041	14,855,030
(Gain) Loss on change in fair value of financial liabilities	25,387	(4,724)
Loss on write down of inventory	114,611	82,512
Loss on sale/write off of property & equipment	–	120,312
Loss on write off of intangible asset	27,195	–
Write-off of unamortized issuance costs on repayment of term loan	68,142	–
Bad debt expense	2,133,568	12,231
Non-cash interest expense/(income), net	21,454	40,921
Amortization of right-of-use assets	295,216	314,966
Depreciation and amortization	37,092	272,739
Changes in operating assets and liabilities:
Accounts receivables	(1,869,709)	(1,503,768)
Inventory and inventory deposits	(63,943)	466,921
Prepaid expenses, other current and long-term assets	819,154	(859,469)
Accounts payable	413,383	576,921
Related party payable	7,007,297	–
Accrued liabilities and vendor settlements	(704,266)	(2,007,080)
Right-of-use liabilities - operating leases	(308,134)	(332,922)
Other current liabilities	24	(205,904)
Net cash used in operating activities	(25,358,102)	(14,855,343)

Cash flows from investing activities:
Investment in EMHU LLC and CDP	(22,900,000)	–
Purchases of digital assets	(2,048,839)	(451,634,534)
Payment for website development	–	(46,620)
Purchase of property and equipment	(29,330)	(204,924
Proceeds from sale of digital assets	211,543,583	–
Proceeds from sale of property and equipment	47	56,550
Purchase of certificate of deposit	–	(2,000,000)
Proceeds from maturity of certificate of deposit	2,092,397	–
Net cash provided by (used in) investing activities	188,657,858	(453,829,528)

Cash flows from financing activities:
Repayment of term loan	(50,000,000)	–
Payment on credit facility	(30,000,000)	–
Proceeds from borrowings on credit facility	15,000,000	–
Proceeds from issuance of common stock units and pre-funded warrant units from March 2026 offering, net of issuance costs of $212,322	24,787,679	–
Proceeds from issuance of common stock from pre-funded warrant exercises	44	–
Repurchase of common stock	(53,970,420)	(39,406,458)
Proceeds from issuance of common stock units and pre-funded warrant units from February 2025 public offering, net of issuance costs of $1,296,118	–	10,703,882
Proceeds from the issuance of common stock issued from the At the Market Offering, net of issuance costs of $374,392	–	10,288,062
Repayments on notes payable	(28,532)	(5,308)
Proceeds from credit facility, net of issuance costs of $194,551	–	34,805,449
Repayment of credit facility	–	(35,000,000)
Proceeds from term loan, net of issuance costs of $149,913	–	49,850,087
Proceeds from issuance of common stock and pre-funded warrants from July 2025 private placement, net of issuance costs of $21,136,401	–	452,292,054
Proceeds from exercise of warrants	–	1,784,000
Repurchase of fractional shares	–	(941)
Net cash (used in) provided by financing activities	(94,211,229)	485,310,827

NET CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	69,088,527	16,625,956
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT BEGINNING OF PERIOD	9,068,856	2,298,573
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	$78,157,383	$18,924,529

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EMPERY DIGITAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2026 AND 2025
(Unaudited)

SUPPLEMENTAL CASH FLOW INFORMATION

	September 30, 2026	September 30, 2025
Supplemental disclosure of cash flow information:
Cash paid for interest	$3,952,254	$455,939
Cash paid for income taxes	$–	$–

Non-cash transactions
Accrued purchase of fixed asset	$18,863	$–
Issuance of common stock for exercise of pre-funded warrants	$1	$25
Recognition of right of use asset and liability - operating lease	$26,874	$563,660
Transfer of digital assets from lender for repayment of loans outstanding	$176,951,929	$–
Transfer of digital assets from lender for reduction in collateral requirement	$50,413,627	$–
Transfer of digital assets to lender for margin call	$30,563,705	$–
Transfer of digital assets to lender for collateral for borrowings	$87,355,553	$130,804,221
Issuance of common stock for digital assets	$–	$28,000,000
Transfer of inventory to property & equipment	$–	$317,259

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

Effective as of July 17, 2025, the Company adopted a digital asset treasury strategy with the goal of becoming a leading, low cost, capital efficient, globally trusted aggregator of Bitcoin (“BTC” or “Bitcoin”). The Company was founded as the first all-electric powersports company sourcing high-quality and sustainable electric vehicles for the outdoor community.

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

In July 2026 the Company, through VEPS, made an investment in Cardinal Data Power, Inc. (“CDP”), a Delaware corporation, which is a Hunt Properties affiliated entity that is a private developer of behind-the-meter powered data center campuses. The Company used proceeds from the sale of BTC to fund these investments and plans to evaluate additional opportunities to make similar investments which could require additional sales of BTC. See Note 3 for further discussion.

As discussed in Note 13, on October 15, 2025, the Company entered into an asset purchase agreement with Venom EV, LLC (“Venom”) (the “Venom APA”), to divest the Volcon brand and its four-wheel product lines in exchange for a non-dilutable 10% equity position in Venom’s reorganized Delaware corporation on a fully-diluted basis. The Company also financed some of Venom’s golf cart inventory purchases and received a 5% financing fee for each unit financed. See Note 2 for further discussion.

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

Management anticipates that our cash on hand as of September 30, 2026, plus cash expected to be generated from operations and premium from derivative trading, cash from borrowings available on our credit facility and the cash received from the sale of Bitcoin, will be sufficient to fund planned operations, meet our capital contribution requirements for EMHU, including the $62.1 million capital contribution VEPS has committed to make upon the closing of the Property Acquisition (as defined in Note 3 below), the Company’s guarantee of any additional capital contributions of VEPS (see Note 3), and to repay borrowings as they become due for at least one year from the date of the issuance of the financial statements as of and for the nine months ended September 30, 2026.

Impact of Tariffs on Imported Goods from China

On April 2, 2025, the U.S. imposed reciprocal tariffs on imports from various countries including China starting with a 10% baseline tariff. On April 9, 2025, China specific tariffs increased significantly to an additional 30% tariff under the reciprocal tariff framework.

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

Tariffs imposed by the current U.S. administration continue to impact the Company’s cost for E-Bikes and parts manufactured in China. The Company continues to actively evaluate strategic alternatives, including U.S. assembly or shifting production as well as potentially adjusting selling prices to offset elevated import costs.

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

Results for the interim periods in this report are not necessarily indicative of future financial results and have not been audited by our independent registered public accounting firm. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments necessary to present fairly our interim condensed consolidated financial statements as of September 30, 2026, and for the three and nine months ended September 30, 2026 and 2025. These adjustments are of a normal recurring nature and are consistent with the adjustments recorded to prepare the annual audited consolidated financial statements as of December 31, 2025.

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

Digital Assets

The Company accounts for its digital assets, which are composed solely of Bitcoin, including Bitcoin restricted by lenders as collateral for borrowings, as non-current indefinite-lived intangible assets in accordance with ASC 350, Intangibles—Goodwill and Other (“ASC 350”) and ASU 2023-08. The Company’s digital assets are initially recorded at cost and are measured at fair value as of each reporting period. The Company determines the fair value of its Bitcoin in accordance with ASC 820, Fair Value Measurement, based on quoted (unadjusted) prices on the Gemini exchange, the active exchange that the Company has determined is its principal market for Bitcoin (Level 1 inputs). Changes in fair value are recognized as incurred within “(Gain) loss on digital assets”, within operating expenses in the Company’s Condensed Consolidated Statement of Operations. Bitcoin restricted by lenders as collateral for borrowing are separately classified from digital assets due to the restrictions imposed on this Bitcoin until the underlying borrowings are repaid.

Equity Investments

The Company accounts for its equity investments in accordance with ASC 810, Consolidations (“ASC 810”). The Company evaluates each investment under ASC 810 to determine whether the Company should consolidate the entity in which it has made an investment. The Company considers a number of factors including its voting interest, who has the ability to manage and operate the entity, the obligation to absorb profit or loss, and who makes the determination to require additional capital investments and distributions to investors. The Company will continue to evaluate these considerations to the extent there are circumstances that change the initial factors in making the conclusion to consolidate or not consolidate each entity. The Company accounts for its investment in EMHU under the equity method of accounting in accordance with ASC 323, Investments—Equity Method and Joint Ventures, and its investment in CDP Series A-1 Preferred stock in accordance with ASC 321, Investments—Equity Securities, using the measurement alternative for equity securities without readily determinable fair values.

Concentration Risk

As of September 30, 2026, the Company holds $78.2 million of Bitcoin. See Note 5 for further discussion.

The Company financed inventory purchases of golf carts for Venom. In July 2026, the Company was informed by Venom that it would not be able to repay the amounts the Company has financed as of June 30, 2026, including any partial payments made for inventory not yet completed by the manufacturer. The Company wrote off $2,026,087 for financing receivables owed by Venom and $96,450 for inventory deposits paid to the manufacturer for Venom inventory in the nine months ended September 30, 2026. Any recovery of amounts reserved, if any, will be recognized when the Company receives payment from Venom or from the sale of this inventory.

The Company outsources certain portions of product design, development and manufacturing for its E-Bikes to a third-party.

On December 6, 2024, the Company entered into a Settlement Agreement and Mutual Release (“Agreement”) with GLV, the manufacturer of the Stag and Grunt EVO, pursuant to which the Company and the manufacturer agreed to terminate the Supplier Agreement dated March 11, 2022 for the development and engineering of the Volcon Stag vehicle prototypes; the Supplier Agreement dated May 29, 2022 for the manufacturing of the Volcon Grunt EVO motorcycle; and the Supplier Agreement dated August 11, 2022 for the manufacturing of the Volcon Stag vehicle (collectively, the “Supplier Agreements”). Pursuant to the Agreement, among other items, the Company and the manufacturer agreed to indemnify each other with respect to certain outstanding vendor payables and the Company agreed to pay GLV a termination fee of $125,000 per month for a period of twenty-two months. The final payment for this agreement was made in September 2026.

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

NOTE 3 - INVESTMENTS

EMHU LLC

On June 26, 2026, the Company, through its wholly-owned subsidiary, VEPS, became a party to an Amended and Restated Limited Liability Company Agreement of EMHU LLC (the “LLC Agreement”) with TexStack Infrastructure, LLC (“TexStack”), a subsidiary of Cardinal, setting forth the terms relating to EMHU LLC, a Delaware limited liability company (the “Partnership”).

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

As managing member under the LLC Agreement, TexStack may make mandatory capital calls on a pro rata basis, and the Company has agreed to irrevocably guarantee such additional capital contributions of VEPS. Distributions from the Partnership may be made at the sole discretion of TexStack, as managing member, on a pro rata basis, provided that, if the Property PSA is terminated prior to consummation, the $2.9 million initial capital contribution will be distributed back to VEPS pursuant to a subsequent amendment of the LLC Agreement on July 17, 2026. No capital calls are expected with respect to the development plans at the Property (as defined below).

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

On June 29, 2026, EMHU entered into a definitive agreement (the “Property PSA”) to purchase 100% of the equity interests of the current holder of a fee simple title to a property in Akron, Ohio (the “Property”) that, upon closing, is intended to be converted into an AI data center by the tenant, for an aggregate purchase price of approximately $230.0 million (the “Property Acquisition”). The closing of the Property Acquisition is subject to certain closing conditions, including the Partnership’s completion of its due diligence and the expiration of a review period contemplated to end on July 29, 2026, which review period may be extended, by the Partnership, under the Property PSA. The Partnership exercised its option to extend the review period through August 28, 2026. On November 4, 2026, the Partnership and the Seller amended the Property PSA and extended the closing date to March 31, 2027.

In addition, subject to the satisfaction by both the Partnership and the seller of the Property (the “Property Seller”) of any closing conditions, TexStack as the managing member of the Partnership has full discretion to make any decisions on behalf of the Partnership with respect to (i) its satisfaction relating to ongoing due diligence with respect to the Property, (ii) the Partnership’s decision whether or not to close the Property Acquisition, and (iii) any decision whether or not to extend the review period further and/or the closing date.

Cardinal Data Power, Inc.

On July 20, 2026, the Company, through VEPS, entered into a Series A Preferred Stock Purchase Agreement with CDP, a Delaware corporation, a private developer of behind-the-meter powered data center campuses. CDP is affiliated with Cardinal and Hunt Properties and TexStack, the managing member and majority owner of EMHU (see further discussion in Note 8). VEPS purchased $20.0 million of CDP’s Series A-1 Preferred stock (“CDP Series A-1”) at $1.44 per share (the “Original Issuance Price”), which represents an approximately 8% ownership in CDP. Prior Series Seed Investors Stockholders were issued Series A-2 Preferred stock (“CDP Series A-2”) (CDP Series A-1 and CDP Series A-2 collectively “CDP Series A Preferred”). The proceeds raised by CDP from the sale of Series A Preferred stock are intended to support CDP’s inaugural data center campus in West Texas, in connection with which CDP has entered into a letter of intent for a 750 MW Phase I data center campus.

Holders of CDP Series A Preferred are entitled to cumulative dividends paid in kind, accruing at a rate of 7.5% per annum of the Original Issuance Price beginning on the twelve-month anniversary of issuance and increasing to 12.5% per annum upon the eighteen-month anniversary (or later, in certain circumstances). Each share of CDP Series A Preferred is convertible into shares of CDP's common stock at any time at the holder's option and will convert automatically upon the closing of an initial public offering, de-SPAC transaction or direct listing of CDP that meets certain criteria, or upon the vote of a majority of the holders of CDP Series A Preferred. Upon a liquidation, dissolution, winding up, or other deemed liquidation event of CDP, holders of CDP Series A Preferred are entitled to a liquidation preference, paid ratably among Series A Preferred holders and in priority to common stockholders, equal to the greater of the Original Issuance Price plus accrued and unpaid dividends or the amount payable on an as-converted basis. The CDP Series A Preferred stock carries voting rights on an as-converted basis, and has certain protective rights including with respect to adverse amendments to CDP's governing documents or issuances of senior preferred securities.

As discussed in Note 2 above, the Company uses the measurement alternative for equity securities without readily determinable fair values for this investment and recorded this investment at cost. As of September 30, 2026, the Company has not identified any impairment indicators.

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

Three Months Ended September 30, 2026
	Operating Segment	Corporate & Other	Total

Revenue	$99,606	$–	$99,606
Cost of goods sold	(285,354)	–	(285,354)
Gross margin	(185,748)	–	(185,748)

Operating expenses:
Sales and marketing	231,470	–	231,470
Product development	102,815	–	102,815
General and administrative	1,251,295	–	1,251,295
Corporate	–	227,228	227,228
Digital asset custody fee	–	12,805	12,805
Stockholder litigation, proxy preparation and distribution, and stockholder solicitation	–	10,613,667	10,613,667
Gain on digital asset	–	(36,986,989)	(36,986,989)
Total operating (income) expenses	1,585,580	(26,133,289)	(24,547,709)

Other income	–	34,298	34,298
Gain on change in fair value of financial liabilities	–	16,513	16,513
Interest income	–	324,229	324,229
Interest expense	–	(750,907)	(750,907)

Net income (loss) from continuing operations	$(1,771,328)	$25,757,422	$23,986,094

Nine Months Ended September 30, 2026
	Operating Segment	Corporate & Other	Total

Revenue	$405,327	$–	$405,327
Cost of goods sold	(596,181)	–	(596,181)
Gross margin	(190,854)	–	(190,854)

Operating expenses:
Sales and marketing	2,937,950	–	2,937,950
Product development	398,266	–	398,266
General and administrative	4,227,001	–	4,227,001
Corporate	–	676,150	676,150
Digital asset custody fee	–	46,075	46,075
Share-based compensation expense	–	1,797,041	1,797,041
Stockholder litigation, proxy preparation and distribution, and stockholder solicitation	–	21,464,118	21,464,118
Loss on digital assets	–	69,280,274	69,280,274
Total operating expenses	7,563,217	93,263,658	100,826,875

Other income	–	619,478	619,478
Loss on repayment of term loan	–	(568,142)	(568,142)
Loss on change in fair value of financial liabilities	–	(25,387)	(25,387)
Interest income	–	411,493	411,493
Interest expense	–	(3,871,601)	(3,871,601)

Net loss from continuing operations	$(7,754,071)	$(96,697,817)	$(104,451,888)

Three Months Ended September 30, 2025
	Operating Segment	Corporate & Other	Total

Revenue	$199,984	$–	$199,984
Cost of goods sold	(197,537)	–	(197,537)
Gross margin	2,447	–	2,447

Operating expenses:
Sales and marketing	420,754	–	420,754
Product development	67,522	–	67,522
General and administrative	4,595,850	–	4,595,850
Corporate	–	424,702	424,702
Digital asset custody fee	–	628,815	628,815
Share-based compensation expense	–	13,754,360	13,754,360
Unrealized loss on digital assets	–	14,106,222	14,106,222
Total operating expenses	5,084,126	28,914,099	33,998,225

Other income	–	289,670	289,670
Loss on repayment of credit facility	–	(125,377)	(125,377)
Gain on change in fair value of financial liabilities	–	39,533	39,533
Interest income	–	84,134	84,134
Interest expense	–	(361,464)	(361,464)
Income tax benefit	–	5,383,973	5,383,973

Net loss from continuing operations	(5,081,679)	(23,603,630)	(28,685,309)
Net loss from discontinued operations	(486,019)	–	(486,019)
Net loss	$(5,567,698)	$(23,603,630)	$(29,171,328)

Nine Months Ended September 30, 2025
	Operating Segment	Corporate & Other	Total

Revenue	$852,489	$–	$852,489
Cost of goods sold	(1,089,400)	–	(1,089,400)
Gross margin	(236,911)	–	(236,911)

Operating expenses:
Sales and marketing	1,110,828	–	1,110,828
Product development	371,424	–	371,424
General and administrative	7,863,989	–	7,863,989
Corporate	–	424,702	424,702
Digital asset custody fee	–	628,815	628,815
Share-based compensation expense	1,100,670	13,754,360	14,855,030
Unrealized loss on digital assets	–	14,106,222	14,106,222
Total operating expenses	10,446,911	28,914,099	39,361,010

Other income	–	348,784	348,784
Loss on repayment of credit facility	–	(125,377)	(125,377)
Gain on change in fair value of financial liabilities	–	4,724	4,724
Interest income	–	241,426	241,426
Interest expense	–	(525,111)	(525,111)
Income tax benefit	–	5,383,973	5,383,973

Net loss from continuing operations	(10,683,822)	(23,585,680)	(34,269,502)
Net loss from discontinued operations	(1,262,153)	–	(1,262,153)
Net loss	$(11,945,975)	$(23,585,680)	$(35,531,655)

NOTE 5 – DIGITAL ASSETS

As of September 30, 2026, the Company’s investment in digital assets comprised 936 Bitcoin with a cost basis of $110,115,519, including 171 unrestricted Bitcoin with a carrying value of $14,272,816 and 765 Bitcoin with a carrying value of $63,927,546 restricted by a lender as collateral for a credit facility. Bitcoin restricted by the lender as collateral for the credit facility will remain restricted until the underlying borrowings are repaid or until the value of such collateral increases to the Collateral Refund Level (as defined below) (see Note 6 for further discussion of the borrowing arrangement, collateral requirements, and repayment provisions).

The following table summarizes the Company’s digital assets held as of September 30, 2026, and related activity for the nine months ended September 30, 2026.

Beginning balance – January 1, 2026	$356,975,383
Bitcoin used to pay fees	(3)
Bitcoin sold	(211,543,583)
Bitcoin purchases	2,048,839
Loss on Bitcoin	(69,280,274)
Total Bitcoin carrying value at September 30, 2026	78,200,362
Less fair value of Bitcoin restricted by lenders as collateral for loans	(63,927,546)
Digital assets	$14,272,816

During the three and nine months ended September 30, 2026, the Company purchased 25 BTC for $2,048,839. During the three and nine months ended September 30, 2026, the Company sold 2,003 BTC and 3,170 BTC, respectively, for proceeds of $131,479,505 and $211,543,583, respectively, resulting in realized losses of $103,240,531 and $160,024,267, respectively, based on the original cost of the BTC sold. BTC is a digital asset, which is a novel asset class that is subject to significant legal, commercial, regulatory and technical uncertainty. Holding BTC does not generate any cash flows and involves custodial fees and other costs. Additionally, the price of BTC has historically experienced significant price volatility, and a significant decrease in the price of BTC would adversely affect the Company’s financial condition and results of operations. The Company’s strategy of acquiring and holding BTC also exposes it to counterparty risks with respect to the custody of its BTC, cybersecurity risks, and other risks inherent to holding a digital asset. In particular, the Company is subject to the risk that, if its private keys with respect to its digital assets are lost or destroyed or other similar circumstances or events occur, the Company may lose some or all of its digital assets, which could materially adversely affect the Company’s financial condition and results of operations. To mitigate this risk, the Company utilizes multiple custodians in order to limit the concentration of holding its digital assets within one custodian.

The Company from time to time also enters into short-term put and call contracts for Bitcoin to generate income on its Bitcoin holdings. As of September 30, 2026 and 2025, there were no such outstanding contracts. During the three and nine months ended September 30, 2026, the Company generated income of $29,416 and $577,717, respectively, from trading these put and call contracts, respectively, and during the three and nine months ended September 30, 2025, the Company generated income of $287,095, which is recorded in other income in the condensed consolidated statement of operations.

In the period from October 1, 2026 to November 5, 2026, the Company purchased 131 BTC and paid proceeds of $10.5 million. The Company has a total of 1,067 BTC as of November 5, 2026.

NOTE 6 – BORROWINGS FOR SHARE REPURCHASES

Credit Facility and Term Loan

On August 15, 2025, the Company entered into a Master Repurchase Agreement and related commitment letter (together the “MRA”) with a third-party pursuant to which the Company could borrow up to $25.0 million. Upon entry into the MRA the Company paid a commitment fee of $150,000 in connection with the MRA, which the Company had recorded as loan issuance costs and amortized this amount, plus legal fees associated with the MRA, over the 90 day term of the borrowings. Upon the initial borrowing date, the Company was required to place a minimum of $15,625,000 of BTC in a custody account with an affiliate of the third-party, which was required to be retained through the term of the agreement. The interest on all borrowings under the MRA was 11.0% per annum, which was payable monthly.

On September 18, 2025, the Company and the third-party lender amended the MRA and increased the available borrowings by an additional $10.0 million which also required the Company to increase the amount of Bitcoin in the custody account to a total of $21,875,000. All other provisions of the MRA remained the same. The Company borrowed the full $35.0 million available under the MRA, as amended, as of September 22, 2025, and used the proceeds to repurchase its common stock, including any brokerage commissions, under the Company’s common stock repurchase program.

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

On March 31, 2026 the Company repaid the outstanding balance under the Repo Facility in full, including interest through the repayment date, which terminated the MRA. The Company recognized a loss on the repayment of the Repo Facility totaling $568,142 for the unamortized issuance costs as of the repayment date, and the 1% prepayment fee paid. Upon repayment the lender released 1,795 Bitcoin which was held as collateral for the Repo Facility. For the three and nine months ended September 30, 2026, the Company recognized $0 and $1,050,695 of interest expense, respectively, for the Repo Facility.

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

On June 3, 2026, the value of BTC decreased below the Collateral Call Level and the Company provided the lender 186 BTC to bring the value of the collateral back to the Revised Collateral Level. On August 25, 2026, the value of BTC increased above the Collateral Refund Level and the lender returned 189 BTC to the Company to bring the value of the collateral back to the Revised Collateral Level.

During the nine months ended September 30, 2026, the Company borrowed $15.0 million and repaid $30.0 million. As of September 30, 2026, the Company had outstanding borrowings under the MLA totaling $35.0 million and 765 BTC with a fair value of $63,927,546 is held by the MLA lender as collateral. For the three and nine months ended September 30, 2026, the Company recognized $733,333 and $2,698,819 of interest expense, respectively. In the period from October 1, 2026 to November 5, 2026, the Company has not repaid or borrowed any amounts under the MSA.

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

Subsequent to the approval by stockholders of the cashless exercise provision of the Series A Warrant, the fair value of each Series A Warrant is the value of three shares of the Company’s common stock. Based on the closing price of the Company’s common stock on September 30, 2026 of $3.01, the fair value of each Series A Warrant is $9.03 and based on the total number of warrants outstanding of 10,008, the warrant liability for Series A Warrants is $90,372 at September 30, 2026.

The following represents the activity associated with the Series A Warrants for the nine months ended September 30, 2026:

Fair value on January 1, 2026	$64,985
Loss on change in fair value	25,387
Balance at September 30, 2026	$90,372

The balance is classified in other current liabilities in the condensed consolidated balance sheet.

NOTE 8 – RELATED PARTY TRANSACTIONS

Gemini

On July 13, 2025, the Company entered into a Strategic Digital Assets Services Agreement with Gemini NuStar, LLC (“Gemini”) (the “Gemini Agreement”), pursuant to which Gemini will provide non-discretionary execution and digital asset-related informational services. These services may include market commentary, protocol updates, or other general insights as directed by the Company. Gemini does not act as an advisor, fiduciary, or investment manager to the Company, and all trading and investment decisions remain solely under the Company’s control. In connection with the Gemini Agreement, upon the closing of the Private Placement, the Company issued a warrant to Gemini to purchase up to 901,542 shares of common stock, discussed further in Notes 9 and 10.

Also on July 13, 2025, the Company entered into a Custodial Services Agreement (together with the Gemini Agreement, the “Gemini Agreements”) with Gemini Trust Company, LLC (“Gemini Trust”), pursuant to which the Company has engaged Gemini Trust to provide custody services of the Company’s digital asset holdings. The Company pays a monthly custodial fee as a percentage of the digital assets held in the Company’s custodial accounts at Gemini at month end. On August 24, 2026, the Company and Gemini Trust amended the Custodial Services Agreement to adjust the custodial fees to be calculated as a percentage of the digital assets held in the Company’s accounts on a daily basis, payable monthly. For the three and nine months ended September 30, 2026, the Company has recognized no custodial fee expense for Gemini and for the three and nine months ended September 30, 2025, the Company recognized custodial fees of $628,815.

Mr. Rohan Chauhan, a member of the Company’s board of directors (the “Board”), was the Director of Strategy at Gemini until December 23, 2025. Since Mr. Chauhan has departed from Gemini, Gemini will no longer be considered a related party.

Board of Directors

ThankYou Studios

In March 2025, the Company entered into a consulting agreement with ThankYou Studios, an entity owned by Orn Olason, a former member of the Company’s Board. ThankYou Studios completed a marketing and brand assessment for the Company and the total fees were $45,000.

Cardinal Data Power and EMHU LLC

E. Taylor Robertson, a member of the Company’s board of directors as of October 14, 2026, is an executive officer of CDP. As discussed in Note 3, the Company, through its wholly owned subsidiary, VEPS, purchased $20.0 million of CDP’s Series A-1 Preferred stock at $1.44 per share, which represents an approximately 8% ownership in CDP.

Mr. Robertson is also a minority, less than 5%, investor in Cardinal Power, LLC, which is the ultimate parent of TexStack. Mr. Robertson was also granted direct non-voting profits interest units of TexStack. Mr. Robertson’s profits interest units are subject to forfeiture and vest over a period of three years. Upon full vesting, Mr. Robertson’s profit interest units represent a less than 1% equity share of TexStack. As discussed in Note 3, the Company, through VEPS, made an initial $2.9 million contribution in EMHU for 25% of the common units of EMHU and TexStack owns 75% of the common units of EMHU. The Company may make an additional contribution of $62.1 million upon the contemplated closing of the Property Acquisition.

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

New York Office Lease

On August 28, 2025, the Company entered into an assignment and assumption of a lease agreement with Empery Asset Management LP (“EAM”), an investor in the Company. Mr. Ryan Lane is a founder and principal of EAM, an investor in the Company, and will continue to provide services to EAM while also being employed by the Company since the July 2025 Private Placement as one of the Company’s Co-CEOs and as Chairman of the Company’s Board. The Company agreed to assume half of the lease obligation of the New York City office lease of EAM since three of EAM’s executives, including Mr. Lane, and one additional employee became Company employees in conjunction with the Private Placement as these individuals will continue to work in the New York City office. The Company, EAM and the landlord for the facility entered into a Consent to Assignment Agreement whereby the Company and EAM are jointly and severally liable for payment of the rent to the landlord. In the event that either EAM or the Company do not make their respective payments, then the other entity will be liable for the full rent payment to the landlord and the paying entity can seek recourse from the non-paying entity under the contribution agreement between them. The Company’s portion of its lease obligation to the landlord is $9,617 per month through June 2029, subject to adjustment for changes in property taxes assessed to the landlord on the facility. EAM signed an extension with the landlord of the lease beyond June 2029. The Company will have the option to opt out of this lease extension by providing EAM notice on or prior to June 1, 2029.

As of September 30, 2026, funds controlled by EAM own 4,830,345 shares of the Company’s common stock, and the following warrants to purchase the Company’s common stock i) 4,323 pre-funded warrants with an exercise price of $0.00001, ii) 340,626 pre-funded warrants with an exercise price of $0.00008, iii) 493,751 warrants with an exercise price of $16.00, iv) 804 warrants with an exercise price of $1,856.00.

Related Party Legal Fees

As discussed in Note 14, the Company is involved in a stockholder litigation matter. The Company has engaged several law firms to assist with its defense, related legal considerations as well as other legal matters. One of the attorneys at one of the large national law firms is the brother-in-law of Ryan Lane, the Chairman of the Company’s Board of Directors and Co-CEO. Total fees incurred from this firm for the three and nine months ended September 30, 2026 were $7,007,297 and $14,835,298, respectively, and $7,007,297 remained payable as of September 30, 2026. The Company expects that its insurance carriers will reimburse the Company for most of these costs after the Company’s $5.0 million retention is deducted. The reimbursement will be recorded when received.

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

Common Stock

March 2026 Offering

On March 24, 2026, the Company consummated a registered direct offering pursuant to which it received net proceeds of $24,787,679 from the sale of 2,558,422 common stock units, which consisted of 2,558,422 shares of common stock and 2,558,422 fully exercisable four-year warrants to purchase the Company’s common stock at $6.27 per share (the “March 2026 Warrants”), and 2,079,797 pre-funded warrant units, which consisted of 2,079,797 pre-funded fully exercisable warrants with an exercise price of $0.00001 and 2,079,797 March 2026 Warrants. Through September 30, 2026, 1,042,709 pre-funded warrants were exercised and for the period from October 1, 2026 to November 5, 2026, no pre-funded warrants were exercised. No March 2026 Warrants have been exercised through November 5, 2026.

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

The unfunded exercise price of each pre-funded warrant is equal to $0.00001 per underlying pre-funded warrant share. The exercise price and the number of shares of common stock issuable upon exercise of each pre-funded warrant is subject to appropriate adjustment in the event of certain stock dividends, stock splits, stock combinations, or similar events affecting the common stock. The pre-funded warrants are exercisable in cash or by means of a cashless exercise and will not expire until the date the pre-funded warrants are fully exercised. The pre-funded warrants may not be exercised if the aggregate number of shares of common stock beneficially owned by the holder thereof (together with its affiliates) immediately following such exercise would exceed a specified beneficial ownership limitation; provided, however, that a holder may increase or decrease the beneficial ownership limitation by giving notice to the Company (61 days notice for increases), but not to any percentage in excess of 9.99%. As of September 30, 2026, 5,457,013 of the pre-funded warrants issued in the Private Placements were exercised. There were no exercises of these pre-funded warrants in the period from October 1, 2026 through November 5, 2026.

Concurrent with the Purchase Agreements, the Company and the Purchasers entered into a Registration Rights Agreement, dated July 17, 2025 (the “Registration Rights Agreement”), providing for the registration for resale of the common shares and the pre-funded warrant shares sold in the Private Placements and the shares underlying the Gemini Warrants, the Placement Agent Warrants and the consultant warrant issued concurrent with the Private Placements that are not then registered on an effective registration statement, pursuant to a registration statement (the “Registration Statement”) to be filed with the SEC no later than August 16, 2025. The Company filed the Registration Statement on August 15, 2025 and it became effective on August 18, 2025 and has remained effective through the date of issuance of the financial statements as of and for the nine months ended September 30, 2026.

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

February 2025 Offering

On February 6, 2025, the Company consummated an underwritten public offering pursuant to which it received net proceeds of $10,703,882 from the sale of 53,750 common stock units, which consisted of 53,750 shares of common stock and 53,750 fully exercisable five-year warrants to purchase the Company’s common stock at $16.00 per share, and 696,250 pre-funded warrant units, which consisted of 696,250 pre-funded fully exercisable warrants with an exercise price of $0.00008 and 696,250 fully exercisable five-year warrants to purchase the Company’s common stock at $16.00 per share (the “February 2025 Warrants”). As of September 30, 2026, 355,626 pre-funded warrants have been exercised and 111,500 February 2025 Warrants have been exercised. No pre-funded warrants or February 2025 Warrants were exercised from October 1, 2026 to November 5, 2026.

At the Market Program

In 2024, the Company established an At the Market Program (“ATM”) with Aegis Capital Corp. (“Aegis”) as placement agent, pursuant to which it can sell up to $100.0 million of its common stock and is subject to a fee payable to Aegis of 3%. During the nine months ended September 30, 2025, the Company received aggregate net proceeds of $10,288,062 for the sale of 356,568 shares of common stock through the ATM.

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

Common Stock Repurchase Programs

On March 21, 2025, the Company’s Board approved a common stock repurchase program whereby the Company could repurchase up to $2.0 million of common stock subject to a limitation that at least 500,000 shares of common stock must be outstanding to meet Nasdaq compliance rules. Through September 30, 2025, the Company has repurchased 65,348 shares of common stock at an average purchase price of $7.82 per share with cash of $510,907, including commissions paid of $17,045, under the March 2025 stock repurchase program. Upon approval of the $100.0 million stock repurchase program on July 24, 2025 discussed below, this stock repurchase program was terminated.

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

As of September 30, 2026, the Company has repurchased 26,244,657 shares of common stock under the new repurchase program at an average purchase price of $5.71 per share with cash of $149,741,482, including commissions paid of $1,463,221. These repurchases were funded from amounts borrowed under the borrowing agreements discussed in Note 6 above and from proceeds from the sale of Bitcoin discussed in Note 5. For the period from October 1, 2026 to November 5, 2026, the Company has repurchased 410,619 shares of common stock with cash of $1,129,052, including commissions paid of $11,179.

The shares repurchased under both repurchase programs and cash paid are presented as treasury stock in the condensed consolidated balance sheet as of September 30, 2026.

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

The Rights were not exercisable until the Distribution Date, which was the earlier of (i) the Close of Business on the 10th day following a public announcement, or the public disclosure of facts indicating, that a Person or group of affiliated or associated Persons has become an “Acquiring Person” (or, in the event the Board of Directors determines to effect an exchange in accordance with Section 24 of the Rights Agreement and the Board of Directors determines that a later date is advisable, then such later date) or (ii) the Close of Business on the 10th business day (or such later date as may be determined by action of the Board of Directors prior to such time as any Person becomes an “Acquiring Person”) following the commencement of a tender offer or exchange offer the consummation of which would result in a Person or group becoming an “Acquiring Person.” An “Acquiring Person” means any person who becomes the beneficial owner of 12.5% or more of the outstanding shares of common stock of the Company, subject to certain specified exceptions set forth in the Rights Plan. Initially, the Rights were attached to all common stock certificates and no separate certificates evidencing the Rights (“Right Certificates”) were issued. As soon as practicable after the Distribution Date, unless the Rights were recorded in book-entry or other uncertificated form, the Company was required to prepare and cause the Right Certificates to be sent to each record holder of common stock as of the Distribution Date.

If the Rights became exercisable, all holders of Rights (other than the Acquiring Person and its affiliates and associates, whose Rights would become void) would have been entitled to acquire common stock having a value equal to two times the exercise price of the Right. In the event of a merger, consolidation, or sale of 50% or more of the Company’s assets following a person becoming an Acquiring Person, each Right would have instead entitled the holder to purchase common stock of the acquiring company at the same two-times-value ratio. Alternatively, the Board could have exchanged each Right held by non-Acquiring Person holders for one share of common stock per Right. The Rights Plan also included a “qualifying offer” provision under which the Rights would automatically expire if an all-shares, same-consideration tender or exchange offer was accepted for more than two-thirds of the outstanding common stock on a fully diluted basis, subject to a minimum 90 business-day period following commencement of the offer. The Board was permitted to redeem all of the Rights at a price of $0.00001 per Right at any time before a person becomes an Acquiring Person and could have amend the terms of the Rights without holder consent, except that no amendment after a person becomes an Acquiring Person may adversely affect the interests of Rights holders.

On July 6, 2026, with approval of the Board of Directors, the Company and Computershare entered into an amendment (the “Amendment”) to the Rights Agreement, pursuant to which the expiration of the Rights was accelerated from the close of business on February 2, 2027, to the close of business on July 6, 2026. Accordingly, the Rights Agreement terminated on July 6, 2026, at which time any Rights distributed to holders of the Company’s common stock pursuant to the Rights Agreement expired. No Distribution Date and no Rights became exercisable since the inception of the Rights Plan.

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

Warrants

Series A Warrants

Each Series A Warrant had an initial exercise price per share equal to $158,400, was immediately exercisable upon issuance, and expires on the five-year anniversary of the original issuance date, or November 17, 2028. As of September 30, 2026, there are 10,008 Series A Warrants outstanding with an exercise price of $3.56.

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

Other Warrants

As discussed in Note 8 above, the Company issued warrants to purchase up to 901,542 shares of common stock to Gemini or its designees (the “Gemini Warrants”) with an exercise price of $10.00 per share and a 10-year term. The Gemini Warrants began vesting and became exercisable on July 21, 2025 in accordance with the Applicable Vesting Schedule. Based on the highest VWAP of the Company’s common stock from July 21, 2025, 360,617 warrants have vested as of September 30, 2026.

The Company issued 163,929 warrants to purchase shares of common stock to the placement agents of the Private Placements (the “Placement Agent Warrants”) with an exercise price of $10.00 per share and a five-year term. The Placement Agents Warrants began vesting and became exercisable on July 21, 2025 based on the Applicable Vesting Schedule. Based on the highest VWAP of the Company’s common stock since July 21, 2025, 67,622 warrants have vested as of September 30, 2026.

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

The Company’s highest VWAP in the period from July 21, 2025 to September 30, 2026 was $18.77. Therefore the first two tranches vested and the Company recognized all of the expense for these tranches as of September 30, 2026. The Company recognized expense on the remaining unvested tranches based on the derived service periods and number of days vesting in the period ended September 30, 2026. The Company recognized a total expense of $1,478,640 for the Placement Agent Warrants and recorded this as offering costs related to the Private Placements. The expense for Gemini Warrants was fully recognized in general and administrative expense as of June 30, 2026. The expense for Gemini warrants for the nine months ended September 30, 2026 was $1,119,376 and the expense for the three and nine months ended September 30, 2025 was $5,432,230.

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

The following is the activity related to pre-funded common stock warrants during the nine months ended September 30, 2026:

	Pre- Funded Common Stock Warrants
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Life in years(1)	Intrinsic Value
Outstanding at January 1, 2026	3,913,538	$0.00002
Purchased	2,079,797	$0.00001
Exercised	(4,339,649)	$0.00001
Outstanding at September 30, 2026	1,653,686	$0.00002	–	$4,977,554
Exercisable at September 30, 2026	1,653,686	$0.00002	–	$4,977,554

(1)	Pre-funded warrants expire only upon exercise

The following is the activity related to all common stock warrants, excluding pre-funded warrants, during the nine months ended September 30, 2026:

	Other Common Stock Warrants
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Life in years	Intrinsic Value
Outstanding at January 1, 2026	1,735,349	$47.66
Granted/purchased	4,643,487	$6.26
Expired	(4)	$4,021,920.00
Outstanding at September 30, 2026	6,378,832	$15.00	4.23	$–
Exercisable at September 30, 2026	5,739,549	$16.67	3.81	$–

NOTE 10 – STOCK-BASED COMPENSATION

2025 Stock Plan

As discussed in Note 9, in conjunction with the digital asset treasury strategy and Private Placements, on July 16, 2025, the Company’s Board adopted the 2025 Stock Plan (the “2025 Plan”) and granted stock options to certain employees, Board members and a consultant. A total of 5,681,381 stock options were granted to purchase the Company’s common stock at $10.00 per share with a ten-year term, regardless of service being provided and only forfeitable in the event employment is terminated for cause as defined in the stock option agreement. These stock options vest based on the Applicable Vesting Schedule. The Company’s highest VWAP in the period from July 17, 2025 to September 30, 2026 was $29.86, and accordingly the first four tranches vested. These stock options were not exercisable until the 2025 Stock Plan and shares to be issued under the 2025 Stock Plan are approved by the Company’s stockholders, which was not approved at the 2026 annual stockholders’ meeting. Since stockholder approval was not obtained for the 2025 Plan, the Company will not recognize share-based compensation for these options.

Inducement Stock Options

Also in connection with the Private Placements, the Board approved 1,045,807 inducement stock option grants to purchase the Company’s common stock with an exercise price of $10.00 to two executives and one employee. These stock options have a ten-year term regardless of continued employment with the Company, provided that the employee is not terminated for cause. These stock options vest in 20% installments based upon the achievement of milestones tied to the daily VWAP of the Company’s common stock trading price with the first 20% vesting at $10.00 and each installment increasing in $5.00 increments, and all stock options fully vesting if the daily VWAP reaches $30.00 (the “Applicable Vesting Schedule”). The Company used a Black Scholes option pricing model and Monte Carlo simulation to value these stock options consistent with the Placement Agent Warrants (see Note 9) since the Company determined the expected life of these options is approximately 5 years. Based on the highest VWAP of the Company’s common stock since the Private Placements, 836,648 stock options have vested as of September 30, 2026. For the nine months ended September 30, 2026, the Company recognized expense of $677,665 and in the three and nine months ended September 30, 2025, the Company recognized expense of $8,072,716 in general and administrative expense for these inducement stock options and there is no remaining expense to be recognized.

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

2021 Stock Plan

In January 2021, the Company’s Board of Directors adopted the Volcon, Inc. 2021 Stock Plan, (the “2021 Plan”). The 2021 Plan is a stock-based compensation plan that provides for discretionary grants of stock options, stock awards, and restricted stock unit (“RSU”) awards to employees, members of the Board of Directors and consultants (including restricted stock units issued prior to the adoption of the plan as further discussed below). The Company has reserved 39 shares of the Company’s common stock for issuance under the 2021 Plan. To the extent that an award, if forfeitable, expires, terminates or lapses, or an award is otherwise settled in cash without the delivery of shares of common stock to the participant, then any unpaid shares subject to the award will be available for future grant or issuance under the 2021 Plan. There are no shares available for issuance under the 2021 Plan as of September 30, 2026. Awards vest according to each agreement and as long as the employee remains employed with the Company or the consultant continues to provide services in accordance with the terms of the agreement.

Other

On May 30, 2025, fully vested stock options were granted to one of the Company’s Co-CEOs and CFO to purchase a total of 252,525 shares of the Company’s common stock at $4.56 per share. The Company recognized share-based compensation of $1,125,802 related to these stock options in the year ended December 31, 2025. On July 17, 2025, the Co-CEO and CFO amended these stock options to reset the exercise price to $10.00 per share. There was no impact to share-based compensation for this modification as the fair value immediately after the modification was less than the fair value immediately before the modification.

The following summarizes activity relating to common stock options to employees and consultants for services during the nine months ended September 30, 2026:

	Common Stock Options
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Life in years	Intrinsic Value
Outstanding at January 1, 2026	1,298,366	$76.25	–	$–
Granted	–	$–	–	$–
Forfeited	(30)	$2,077,665.88	–	$–
Canceled	–	$–	–	$–
Outstanding at September 30, 2026	1,298,336	$21.85	8.77	$–
Exercisable at September 30, 2026	1,089,177	$24.12	8.77	$–

Total stock-based compensation recorded for the three and nine months ended September 30, 2026 and 2025 for all stock-based compensation awards, including warrants, has been recorded as follows:

	Three Months Ended September 30, 2026	Three Months Ended September 30, 2025	Nine Months Ended September 30, 2026	Nine Months Ended September 30, 2025
Cost of Goods Sold	$–	$–	$–	$–
Sales and Marketing	–	–	–	(25,132)
Product Development	–	–	–	–
General and Administrative	–	13,754,360	1,797,041	14,880,162
Total	$–	$13,754,360	$1,797,041	$14,855,030

NOTE 11 – LOSS PER COMMON SHARE

The basic net income or loss per common share is calculated by dividing the Company’s net loss available to common stockholders by the weighted average number of Common Stock during the three and nine months ended September 30, 2026 and 2025. The diluted net income or loss per common share is calculated by dividing the Company’s net loss available to common stockholders by the diluted weighted average number of Common Stock outstanding during the period. For the three months ended September 30, 2026, the Company had net income; and certain potentially issuable shares were anti-dilutive because the exercise prices of the Company’s outstanding warrants and stock options exceeded the average market price of the Company’s common stock during the period. Diluted net loss per common share is equal to basic net loss per share due to the Company’s net loss and any potentially issuable shares are anti-dilutive.

	Three months	Three months	Nine months	Nine months
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025

Numerator:

Income (loss) from continuing operations	$23,986,094	$(28,685,309)	$(104,451,888)	$(34,269,502)
Loss from discontinued operations	–	(486,019)	–	(1,262,153)
Net income (loss)	$23,986,094	$(29,171,328)	$(104,451,888)	$(35,531,655)

Denominator:

Denominator for basic net income (loss) per common share - weighted average of common shares	28,126,415	36,134,736	29,718,509	12,460,615

Dilutive effect of common stock warrants	1,683,705	–	–	–
Denominator for diluted net income (loss) per common share - weighted average of common shares	29,810,120	36,134,736	29,718,509	12,460,615

Basic income (loss) from continuing operations per common share	$0.85	$(0.80)	$(3.51)	$(2.75)
Basic income (loss) from discontinued operations per common share	–	(0.01)	–	(0.10)
Basic net income (loss) per common share	$0.85	$(0.81)	$(3.51)	$(2.85)
Diluted income (loss) from continuing operations per common share	$0.80	$(0.80)	$(3.51)	$(2.75)
Diluted income (loss) from discontinued operations per common share	$–	(0.01)	–	(0.10)
Diluted net income (loss) per common share	$0.80	$(0.81)	$(3.51)	$(2.85)

As discussed in Note 2 above, the Company received notice from DTCC on behalf of the brokerage firms that hold the shares of Company common stock held in “street name” that in connection with the foregoing rounding of shares the Company would need to issue 23,617 shares of common stock which are not included in the amounts above. If these shares had been issued as of November 19, 2024 when notice from DTCC was received, the amounts for basic and diluted net loss per common share for the nine months ended September 30, 2025 would be as follows:

Nine months
September 30, 2025
Denominator:

Denominator for basic and diluted net loss per common share - weighted average of common shares	12,471,342

Basic and diluted loss from continuing operations per common share	$(2.75)
Basic and diluted loss from discontinued operations per common share	(0.10)
Basic and diluted net loss per common share	$(2.85)

Common shares consisting of shares potentially dilutive as of September 30, 2026 and 2025 are as follows:

	September 30, 2026	September 30, 2025
Warrants	5,729,541	5,648,887
Stock options	1,089,177	1,298,366
Total	6,818,718	6,947,253

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

The income tax benefit for the three and nine months ended September 30, 2025 is comprised of a federal tax benefit of $5,060,603 and state tax benefit, net of federal benefit of $323,370, which is a result of the Company receiving BTC of $28.0 million for the purchase of common stock and pre-funded warrants in the Private Placement from two investors. The Company’s basis in the BTC is carried over from the investors’ basis which resulted in the Company having a tax basis of $3,578,522. The Company recorded a deferred tax liability for the tax effect of the difference in the tax basis and the $28.0 million as a reduction to additional paid in capital. As a result, the Company released the same amount of its previously recorded valuation allowance on its deferred tax assets as a tax benefit.

NOTE 13 – DISCONTINUED OPERATIONS

As discussed in Note 1 above, on October 15, 2025, the Company entered into the Venom APA with Venom, to divest the Volcon brand in exchange for a non-dilutable 10% equity position in Venom’s reorganized Delaware corporation on a fully-diluted basis. In addition, the Company transferred all Volcon IP, including all intellectual property, brand assets, trademarks, sales and distribution networks and engineering documentation associated with the Volcon brand (the “IP”) other than its E-Bike, the Brat. Also, the Company had the right to appoint one director to Venom’s board. In the event that Venom does not complete its corporate reorganization within six months plus a 60 day grace period, the Company had the option to repurchase the Volcon IP for a nominal amount, which the Company did not exercise.

In July 2026, Venom informed the Company that it was unable to pay amounts due under the inventory financing agreement it had with the Company and that Venom was considering strategic alternatives and would not complete the reorganization to a Delaware corporation. While Venom did not complete the reorganization within this time period the Company has not elected to repurchase the Volcon IP. As discussed in Note 2, the Company reserved amounts due from Venom and inventory payments made to Venom’s manufacturer and the Company will continue to evaluate its relationship with Venom and it will no longer finance any future Venom inventory orders.

The Company concluded that it would shift its business operations in the fourth quarter of 2025 after the implementation of the digital asset treasury strategy. By selling the four-wheel product business, which includes the HF1 UTV, MN1 Tradesman UTV and MN1 Adventurer UTV products (collectively the “Divested Products”), the Company expects to reduce its future product liability exposure. The Company has concluded that it does not have significant ongoing involvement in the products sold in the Venom APA. The revenue and expenses associated with the Divested Products are presented as discontinued operations. Expenses also include certain allocated costs such as salaries, benefits, travel, marketing and consulting costs which are allocated based on actual costs or estimated time that individuals worked on these products.

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

The following table presents the major classes of line items representing the loss on discontinued operations for the three and nine months ended September 30, 2025:

	Three months ended September 30,	Nine months ended September 30,
	2025	2025

Revenue	$(1,683)	$784,797
Cost of goods sold	(94,065)	(835,061)
Sales and marketing	(264,189)	(732,976)
Product development	(114,149)	(419,928)
General and administrative	(11,933)	(58,985)
Loss from discontinued operations	$(486,019)	$(1,262,153)

There is no impact to the balance sheet as of September 30, 2026, income statement and statement of cash flows for discontinued operations was not material for any 2026 period presented.

NOTE 14 - STOCKHOLDER LITIGATION MATTER

On February 26, 2026, a stockholder (the "Complainant") submitted a nomination notice proposing to name nine candidates for election to the Company’s Board and another stockholder submitted a nomination notice purportedly naming one candidate. On March 26, 2026, the Company sent each of these stockholders a letter notifying them that their respective purported nominations were invalid based on various matters and deficiencies identified in connection with the nomination notice.

The stockholder who named one candidate subsequently withdrew its nomination. On April 2, 2026, the Complainant filed a complaint with the Court of Chancery of the State of Delaware (the “Court”) against the Company and its Board alleging that the Company’s Board took actions to reject the stockholder’s purported nominations in breach of their fiduciary duties (the “Complaint”). On July 20, 2026, the stockholder filed a supplemental complaint (collectively the “Complaints”). The Complaints allege, among other things, the following:

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

The stockholder’s Complaint requested, among other items, that the Court find that (a) the defendants breached their fiduciary duties, (b) undo the Company’s rejection of the stockholder’s nominations for the Company’s Board so that the stockholder’s nominees can be included on the ballot for potential election at the Company’s upcoming 2026 annual meeting, (c) prohibit holders of shares issued in connection with March Equity Offering from being eligible to vote such shares for directors at the Company’s upcoming 2026 annual meeting, (d) award damages and other monetary relief for the harm caused by the March 2026 Equity Offering, together with pre-judgment and post-judgment interest and (e) reopen the nomination window and cease any further investments or selling of BTC.

The trial concluded on August 5, 2026, and on August 28, 2026, the Court ruled in favor of the Complainant that the Company’s Board did not have the contractual right to reject the stockholder nominations, and found the Complainant’s nominations for the Company’s Board valid and the Complainant’s nominees may be included on the ballot for potential election at the Company’s 2026 annual meeting. The Court deferred hearing the matter related to sterilizing the votes; damages and other monetary relief for the alleged harm caused by the March 2026 Equity Offering. Subsequent to this ruling, the Complainant reduced the number of its nominees for the Company’s Board from nine to four.

On September 2, 2026, the Court sanctioned the Complainant for failing to preserve relevant data related to these litigation matters and awarded the Company reasonable attorneys’ fees and expenses incurred to pursue supplemental discovery for lost evidence caused by the Complainant’s disregard for evidence preservation. The Company is preparing a request for the Court’s review and approval. Any recovery of fees will be recorded when received.

On September 4, 2026, the Company also filed an application for interlocutory appeal with the Court appealing the Court’s ruling that the Board breached its fiduciary duties and the Complainant’s nominees could be included on the ballot for potential election at the Company’s 2026 annual meeting (the “Appeal”) due to the Court’s interpretation of the definition of a “participant” in accordance with Federal law, which the Court denied. The Company filed the Appeal with the Supreme Court of the State of Delaware (the “Delaware Supreme Court”) on September 14, 2026 and the Delaware Supreme Court accepted the Appeal on an accelerated basis. The hearing occurred October 7, 2026 and on October 9, 2026, the Company was informed by the Delaware Supreme Court that it affirmed the Court’s ruling. As a result, the Complainant’s nominations for the Company’s Board were upheld.

The Company held its 2026 annual stockholders’ meeting on October 14, 2026 and eight of the Company’s nine nominees for director were elected along with one nominee of the Complainant. On October 16, 2026, the Complainant filed a second supplemental complaint with the Court to disallow a certain number of votes cast by EAM that were in favor of one of the Company’s nominees, which would result in another one of the Complainant’s nominees being elected to the Company’s Board. The number of votes requested to be disallowed is equivalent to the number of votes that were made by the stockholder whose shares were acquired in the March Equity Offering. The Court has agreed to hear this matter on January 13, 2027 and has continued to defer hearing the other open matters noted above.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is intended as a review of significant factors affecting the Company’s financial condition and results of operations for the periods indicated. This discussion and analysis should be read in conjunction with the financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and the Company’s Annual Report on Form 10-K, which contains audited financial statements of the Company as of and for the year ended December 31, 2025, previously filed with the Securities and Exchange Commission. Results for the three and nine months ended September 30, 2026 are not necessarily indicative of results for the year ending December 31, 2026 or any future period.

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements. These forward-looking statements generally can be identified by the use of words such as “anticipate,” “expect,” “plan,” “could,” “may,” “believe,” “estimate,” “forecast,” “goal,” “potentially,” “project,” and other words of similar meaning. All statements, other than statements related to present facts or current conditions or historical facts, contained in this Quarterly Report on Form 10-Q are forward-looking statements, including statements regarding our strategy, future operations, future financial position, including, but not limited to, statements relating to: the Company’s expectations regarding financial metrics and trends for the remainder of fiscal year 2026, the Company’s digital asset-treasury strategy, the Company’s ability to efficiently manage its BTC portfolio and reposition its powersports business, the Company’s ability to increase Bitcoin per share to drive stockholder value, the Company’s ability to generate income through derivatives on BTC through the use of short-term put and call contracts, repurchases under the Company’s share repurchase program and financing arrangements related thereto; the Company’s strategic partnership with Cardinal Power LLC (“Cardinal”), the ability of the Company and Cardinal to execute on its shared vision for AI infrastructure and to identify, fund and execute on future opportunities, and the realization of the expected benefits therefrom; closing under the definitive agreement by EMHU LLC, a Delaware limited liability company (“EMHU” or the “Partnership”) to purchase 100% of the equity interests of the current holder of a fee simple title to a property in Akron, Ohio and the timing thereof; the proposed conversion of the Akron, Ohio property into an AI data center and the potential to increase its power capacity; EMHU or its affiliate executing a definitive lease agreement with respect to the Akron, Ohio property and the terms thereof, including the expected total net lease payments that may be realized in connection therewith; the Company’s plans for future data center-related opportunities; the Company’s plans for future capital allocation; CDP’s proposed data center campus in West Texas and the letter of intent associated therewith; the expected outcome or impact of pending or threatened litigation and the anticipated insurance recoveries associated therewith; and the ability of the Company to generate positive net interest income from financing of inventory purchases.

Each forward-looking statement is subject to risks and uncertainties that could cause actual results to differ materially from those expressed or implied in such statements. Applicable risks and uncertainties include the risks and uncertainties regarding, among other things: our ability to keep pace with new technology and changing market needs; changes in business, market, financial, political and regulatory conditions; reduced demand for data centers or decreases in information technology spending; increased competition or available supply of data center capacity; delays or disruptions in connectivity or availability of power; deterioration in the relationship between the Company and Cardinal or CDP, or between EMHU or CDP and their potential data center tenants; the Company’s operations and business, including the highly volatile nature of the price of Bitcoin and other cryptocurrencies; the Company’s stock price may be highly correlated to the price of the digital assets that it holds; increased competition in the industries in which the Company operates; significant legal, commercial, regulatory and technical uncertainty regarding digital assets generally; the treatment of crypto assets for U.S. and foreign tax purposes; the Company’s ability to generate revenues from sales and generate cash from financing of inventory, sale of its products and Bitcoin derivatives; significant decrease in the market value of the Company’s Bitcoin holdings; the Company’s ability to obtain additional financing through equity or debt offerings, obtain borrowings from financing arrangements or generate cash from the sale of Bitcoin and the competitive environment of our business. Other risks and uncertainties include those identified under the heading “Risk Factors” contained in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2025, as filed with the SEC on March 27, 2026 (as amended by Form 10-K/A filed with the SEC on April 21, 2026) and in any subsequent filings with the SEC.

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

Overview

Digital Asset Treasury Strategy

On July 17, 2025, the Company announced its entry into securities purchase agreements with certain institutional and accredited investors in private placements for the purchase and sale of 44,414,189 shares of common stock of the Company, par value $0.00001 per share and pre-funded warrants to purchase up to an aggregate of 5,728,662 shares of common stock with an exercise price of $0.00001, at a price of $10.00 per share, for aggregate gross proceeds of approximately $501.0 million which includes payment in Bitcoin (“BTC” or “Bitcoin”) of $28.0 million, before deducting placement agent fees and other offering expenses (the “Private Placements”). The Private Placements closed on July 21, 2025. The Company has used the net proceeds of $452.3 million from the Private Placements (excluding the $28.0 million of BTC received) to purchase or otherwise acquire BTC and for the establishment of the Company’s cryptocurrency treasury operations. In connection with the announcement of the Private Placements, the Company announced the launch of its digital asset treasury strategy, pursuant to which the Company plans to pursue a number of strategic initiatives to acquire additional BTC and potentially other digital assets.

A key component of the digital asset strategy is to optimize the Company’s capital structure to increase BTC per share to drive stockholder value. This includes issuing equity when market conditions allow us to raise capital at a premium to net asset value (“NAV”), defined as the value of BTC holdings plus cash, minus debt, divided by adjusted outstanding shares, which includes common stock outstanding plus all pre-funded warrants outstanding. The Company may repurchase shares when shares trade below NAV. Following the data center infrastructure investments discussed below, we believe that NAV is no longer the most complete method of valuing the Company but it is still a helpful metric to consider as it relate to the value of assets held by the Company.

The Company has an ATM program in place pursuant to which it can sell up to $1.0 billion of common stock and since the inception of the digital asset treasury strategy through November 5, 2026 has sold 136,053 shares of common stock for $1.5 million, including commissions, at an average price of $10.90. On June 2, 2026, the Company entered into Amendment No. 2 and Waiver to the At-The-Market Issuance Sales Agreement with Aegis which, among other matters, extended the term of the ATM program, such that, unless earlier terminated by one of the parties thereto, it will automatically terminate upon the issuance and sale of all of the shares authorized thereunder.

The Company has a share repurchase program that allows it to repurchase up to $200.0 million of common stock and through November 5, 2026 has bought 26,655,276 shares of common stock for $150.9 million, including commissions, at an average price of $5.66. The Company has used proceeds of $105.0 million from two borrowing arrangements that allowed for borrowings of up to $150.0 million as well as proceeds received from the sale of BTC, to fund these share repurchases. Some of our BTC is held by these lenders as collateral for outstanding borrowings. On March 31, 2026, the Company repaid $50.0 million of borrowings on a term loan from proceeds received from the sale of BTC and proceeds from the March 2026 equity offering noted above. As of November 5, 2026, the Company has $35.0 million outstanding under its $100.0 million credit facility. See Note 6 to the condensed consolidated financial statements for further discussion of these borrowing arrangements.

The Company may also complete other equity or convertible debt issuances if it determines market conditions are appropriate.

Additionally, a significant component of the digital asset treasury strategy is to reduce costs across the Company so that cash generated from operations can be used to pay operating expenses and any excess cash generated can be used to purchase more BTC or repurchase shares of our common stock. We also generated, and may continue to generate income through buying and selling derivatives on BTC, including the use of short-term put and call contracts. Since the inception of our digital asset strategy through November 5, 2026, the Company generated income of $2.1 million from trading these derivatives, which is recorded in Other income in the condensed consolidated statement of operations.

The Company also recognizes the risk that digital assets pose with respect to digital wallets being compromised and the Company uses institutional-grade custodians to hold its BTC in wallets, some of which are isolated from the internet, referred to as cold storage, to minimize this risk. We view our BTC as long-term holdings, although there are no restrictions on selling BTC that is not held as collateral by our lenders. As of November 5, 2026 we have 1,067 BTC, of which 765 are restricted by lenders as collateral for outstanding loan balances.

The BTC market has been characterized by significant volatility in price, relative anonymity, a developing regulatory landscape, potential susceptibility to market abuse and manipulation, compliance and internal control failures at exchanges, and various other risks that are, or may be, inherent in its entirely electronic, virtual form and decentralized network. For example, since the implementation of our digital asset treasury strategy through November 5, 2026, BTC has traded at a high of $126,279 and a low of $57,742.

Losses on digital assets significantly contributed to our results of operations for the nine months ended September 30, 2026. The loss on digital assets of $69.3 million was recorded, representing 68.7% of our operating expenses for the nine months ended September 30, 2026.

Data Center Infrastructure Investments

On June 30, 2026, the Company announced a strategic relationship with Hunt Properties, the goal of which is to originate, evaluate, and acquire powered land properties with secured tenants suitable for artificial intelligence and high-performance computing data center development.

EMHU LLC

On June 26, 2026, the Company, through its wholly-owned subsidiary, Volcon ePowersports LLC (“VEPS”) formed EMHU with TexStack Infrastructure, LLC (“TexStack”), a wholly-owned subsidiary of Cardinal, entered into an Amended and Restated Limited Liability Company Agreement of EMHU LLC (the “LLC Agreement”) setting forth the terms relating to the Partnership. Pursuant to the LLC Agreement, VEPS made an initial capital contribution of $2.9 million for 25% of the common units of EMHU and committed to making a further capital contribution of $62.1 million upon the contemplated closing of the Property Acquisition (as defined below). See Note 3 to the condensed consolidated financial statements for further discussion of the EMHU investment. TexStack holds the remaining 75% equity interest in EMHU and made an initial capital contribution of $2.5 million.

On June 29, 2026, EMHU entered into a definitive agreement (the “Property PSA”) to purchase 100% of the equity interests of the current holder of a fee simple title to a property in Akron, Ohio (the “Property”) that, upon closing, is intended to be converted into an AI data center by the tenant and at the tenant’s expense, for an aggregate purchase price of approximately $230.0 million (the “Property Acquisition”). The closing of the Property Acquisition is subject to certain closing conditions, including the Partnership’s completion of its due diligence and the expiration of a review period contemplated to end on July 29, 2026, which review period may be extended, by the Partnership, under the Property PSA. The Partnership exercised its option to extend the review period through August 28, 2026. On November 4, 2026, the Partnership and the Seller amended the Property PSA and extended the closing date to March 31, 2027.

In addition, subject to the satisfaction by both the Partnership and the seller of the Property (“Property Seller”) of any closing conditions, TexStack as the managing member of the Partnership and has full discretion to make any decisions on behalf of the Partnership with respect to (i) its satisfaction relating to ongoing due diligence with respect to the Property, (ii) the Partnership’s decision whether or not to close the Property Acquisition, and (iii) any decision whether or not to extend the review period further and/or the closing date.

The Property has operated as a power-intensive industrial facility for the past three years and includes an owned substation and associated infrastructure for the approximately 150 MW of currently available capacity under an existing power agreement with a local utility. A recent load study confirmed the facility’s potential to almost double the available power to approximately 300 MW to support artificial intelligence workloads. Additionally, Cardinal has executed a non-binding letter of intent (the “LOI”) with a neo cloud provider backed by a leading provider of compute (the “LOI Parties”). The LOI contemplates a triple net lease agreement between the Partnership and the LOI Parties that, subject to negotiation and execution of a definitive lease agreement, would potentially produce an aggregate of up to $1.0 billion in net lease payments and contemplates the ability to double the lease payments to the extent the power upgrade is completed.

As part of its strategic relationship with Hunt Properties and the Company’s strategy to allocate capital to opportunities in digital infrastructure, on July 20, 2026, the Company, through VEPS, entered into a definitive agreement and purchased $20.0 million of CDP’s Series A-1 preferred stock, representing an approximately 8% ownership stake in CDP (the “CDP Investment”). CDP is a private developer of behind-the-meter powered data center campuses. The CDP Investment was part of an approximately $70.0 million Series A financing by CDP, intended to support CDP’s inaugural data center campus in West Texas, in connection with which CDP has entered into a letter of intent for a 750 MW Phase I data center campus.

The Company intends to evaluate additional data center infrastructure investment opportunities through and with Cardinal due to the significant investment and demand for these facilities due to the growth in artificial intelligence as a result of the significant demand for compute.

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

Venom Asset Purchase Agreement

On October 15, 2025, the Company entered into the Venom APA with Venom, to divest the Volcon brand in exchange for a non-dilutable 10% equity position in Venom’s reorganized Delaware corporation on a fully-diluted basis. In addition, the Company transferred all Volcon IP, including all intellectual property, brand assets, trademarks, sales and distribution networks and engineering documentation associated with the Volcon brand (the “IP”) other than its E-Bike, the Brat. Also, the Company had the right to appoint one director to Venom’s board. In the event that Venom does not complete its corporate reorganization within six months plus a 60 day grace period, the Company had the option to repurchase the Volcon IP for a nominal amount, which the Company did not exercise.

The Company’s decision to sell these assets represents a strategic shift in operations as the Company does not currently plan to sell any four-wheel products after 2025. Therefore, in accordance with applicable accounting guidance, the results of the four-wheel product lines are presented as discontinued operations in the Condensed Consolidated Statements of Operations and, as such, have been excluded from both continuing operations and segment results for all periods presented in this Quarterly Report on Form 10-Q. All amounts, and disclosures for all periods presented in this Quarterly Report on Form 10-Q reflect only the continuing operations unless otherwise noted. See Note 13 to the condensed consolidated financial statements for further discussion.

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

On October 29, 2025, the Venom Supply Agreement was amended to increase the available amount to purchase by $0.7 million and Venom agreed to purchase the remaining 138 MN1 units ordered by the Company prior to it disposing of its four-wheel product lines. The original payment terms were the earlier of 60 days from receipt or upon sale by Venom. The agreement was modified in April 2026 to extend the payment terms to the earlier of an additional 90 days or upon sale by Venom. All of these units were received by Venom by January 2026.

On November 17, 2025, the Venom Supply Agreement was amended to increase the amount by $2.5 million (for a total of $4.5 million excluding the October 29, 2025 amendment). Payment terms are the earlier of 60 days from receipt of inventory by Venom or upon sale by Venom.

In July 2026, Venom informed the Company that it was unable to pay amounts due under the inventory financing agreement it had with the Company and that Venom was considering strategic alternatives and would not complete the reorganization to a Delaware corporation. While Venom did not complete the reorganization within this time period the Company has not elected to repurchase the Volcon IP. As discussed in Note 2, the Company reserved amounts due from Venom and inventory payments made to Venom’s manufacturer. The Company will no longer finance any future Venom inventory orders.

We are actively in discussions for the opportunities to fund inventory purchases with companies that sell E-Bikes.

Two-Wheeled Products

We began selling the Grunt off-road motorcycle in September 2021 and the Grunt EVO off-road motorcycle replaced the Grunt in September 2023. Due to the manufacturing cost of the Grunt EVO, we terminated the manufacturing contract for it in December 2024. As of March 31, 2025, we sold all of the remaining Grunt EVO units.

Beginning in the second quarter of 2024, we began evaluating other potential electric motorcycle offerings. We are determining what features and specifications would be included for new offerings including considering a street legal version that would be dual purpose as an on-road/off-road motorcycle (not highway legal). We have identified one new model which we are working on developing with a third-party manufacturer. We received prototypes in February 2025 and we tested them to evaluate the feasibility to have them manufactured at a reasonable cost and sell them for an acceptable profit. In April 2026, we received our second prototype units and evaluated and tested these units. The timing to release this product, if at all, is uncertain.

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

Following the divestiture of the four-wheel products noted above, the Company expects to concentrate on its two-wheel business, including the launch of a new product in the U.S. in the fourth quarter of 2026 and additional products in the first half of 2027. We expect to continue to evaluate other potential two-wheel product offerings in 2026.

Customers

Dealers

Prior to the divestiture of our four-wheel product lines, we sold our products through powersports dealers, bicycle retailers, and golf cart dealers. We expect to continue to expand our bicycle dealers.

International Distributors

We also sell our two-wheel products internationally through importers. Each importer buys vehicles and accessories and sells them to local dealers or directly to consumers. Payment for vehicle orders is required in advance of shipment. Local dealers or the importer will provide warranty and repair services for vehicles purchased in their country and we will reimburse them for any parts or labor incurred for warranty repairs. As of November 5, 2026, we have one importer in Mexico and one for the Caribbean Region to sell our two-wheel vehicles and accessories in their assigned countries/markets.

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

Results of Operations

The following financial information is for the three and nine months ended September 30, 2026 and 2025.

	Three Months Ended		Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025

Revenue	$99,606	$199,984	$405,327	$852,489
Cost of goods sold	(285,354)	(197,537)	(596,181)	(1,089,400)
Gross margin	(185,748)	2,447	(190,854)	(236,911)

Operating expenses:
Sales and marketing	231,470	420,754	2,937,950	1,085,696
Product development	102,815	67,522	398,266	371,424
General and administrative expenses	5,097,698	19,403,727	13,375,087	23,797,668
Related party legal fees	7,007,297	–	14,835,298	–
Loss on Digital Asset	(36,986,989)	14,106,222	69,280,274	14,106,222
Total operating (income) expenses	(24,547,709)	33,998,225	100,826,875	39,361,010

Income (loss) from operations	24,361,961	(33,995,778)	(101,017,729)	(39,597,921)

Interest and other expenses	(375,867)	(73,504)	(3,434,159)	(55,554)
Income (loss) from continuing operations before tax benefit	23,986,094	(34,069,282)	(104,451,888)	(39,653,475)
Tax benefit	–	5,383,973	–	5,383,973
Income (loss) from continuing operations after tax benefit	23,986,094	(28,685,309)	(104,451,888)	(34,269,502)
Loss from discontinued operations	–	(486,019)	–	(1,262,153)
Net income (loss)	$23,986,094	$(29,171,328)	$(104,451,888)	$(35,531,655)

Revenue

Revenue for the three months ended September 30, 2026 was $99,606 which primarily represents sales of Brats of $73,646 and accessories and parts of $27,064.

Revenue for the nine months ended September 30, 2026 was $405,327 which primarily represents financing income of $176,025, sales of Brats of $144,442, and accessories and parts of $84,749.

Revenue for the three months ended September 30, 2025 was $199,984 which primarily represents sales of Brats of $70,491. The Company also realized $69,624 of finance revenue from the first shipment of golf carts from a manufacturer to its customer where the Company provided the financing of the inventory purchase.

Revenue for the nine months ended September 30, 2025 was $852,489 which primarily represents sales of Brats of $372,947, Grunt EVOs of $307,336, and accessories and parts of $84,084. The Company also realized $69,624 of finance revenue from the first shipment of golf carts from a manufacturer to its customer where the Company provided the financing of the inventory purchase.

For the remainder of 2026 we expect our sales to decrease compared to 2025 due to the divestiture of our four-wheel products to Venom, lower financing inventory purchases for other companies due to the termination of our inventory financing agreement with Venom and lower Brat sales as we develop the next version of the Brat and other E-Bike models.

Cost of Goods Sold

Cost of goods sold for the three months ended September 30, 2026 was $285,354, including payroll costs of $25,587 for employees and $35,497 for third party contractors performing product fulfillment, logistics management, and service and warranty, and facilities costs of $53,798. Inventory adjustments were $30,600 primarily due to the write down of Brats. These costs are offset by a benefit of $13,464 due to the expiration of product warranties and the resulting reversal of warranty accrual. Product costs were $124,734 for Brat and Brat parts.

Cost of goods sold for the nine months ended September 30, 2026 was $596,181, including payroll costs of $109,431 for employees and $81,782 for third party direct labor contractors performing product fulfillment, logistics management, and service and warranty and facilities costs of $163,687. Inventory adjustments were $114,611 primarily due to the write down of Brats and the write off of Grunt and Grunt EVO parts transferred to a third party who will complete service and warranty obligations on these products. These costs are offset by a benefit of $142,639 due to the expiration of product warranties and the resulting reversal of warranty accrual. Product costs were $25,089 for Grunt EVO parts, and $207,545 for Brat and Brat parts.

Cost of goods sold for the three months ended September 30, 2025 was $197,537, including payroll costs of $79,321 for employees performing product fulfillment, logistics management, and service and warranty and facilities costs of $101,470. Warranty expense was a benefit of $75,856 due to the expiration of product warranties and resulting reversal of warranty accrual. Product costs were $81,749 for Brats.

Cost of goods sold for the nine months ended September 30, 2025 was $1,089,400, including payroll costs of $239,406 for employees performing product fulfillment, logistics management, and service and warranty and facilities costs of $346,612. Inventory adjustments were $103,253 offset by a benefit from the reversal of our warranty accrual of $144,563 due to the expiration of product warranties. Product costs were $267,724 for Grunt EVOs, and $391,610 for Brats.

For the remainder of 2026, we expect cost of goods sold to decrease as compared to 2025 due to lower revenue from product sales as noted above and a reduction in our Texas warehouse facility due to the lease expiring in August 2026.

Sales and Marketing Expense

Sales and marketing expenses relate to costs to increase exposure and awareness of our digital asset strategy, for our products and developing our network of U.S. dealers and international distributors.

Sales and marketing expenses were $231,470 for the three months ended September 30, 2026 and were primarily related to expenses associated with promoting our products and brand of $115,659, employee payroll costs of $49,627, and professional fees of $50,652 for fees paid to a third party distributor, third party sales consultants and legal fees.

Sales and marketing expenses were $2,937,950 for the nine months ended September 30, 2026 and were primarily related to bad debt expense of $2,133,568 relating to the write off of Venom accounts receivable and prepaid financing deposits, expenses associated with promoting our products and brand of $416,001, employee payroll costs of $143,026, and professional fees of $138,560 for fees paid to a third party distributor, third party sales consultants and legal fees. Travel expenses were $26,978 and software fees were $54,978.

Sales and marketing expenses were $420,754 for the three months ended September 30, 2025 and were primarily related to expenses associated with promoting the Empery Digital brand after the announcement of our digital asset treasury strategy and name change in July 2025 of $235,876, sales employee payroll costs of $47,216 and professional fees of $47,278 for fees paid to a third-party distributor, third-party sales consultants and other consulting fees and depreciation expense of $11,424 primarily for demonstration vehicles used to promote our products.

Sales and marketing expenses were $1,085,696 for the nine months ended September 30, 2025 and were primarily related to expenses associated with promoting our products and promoting the Empery Digital brand after the announcement of our digital asset treasury strategy and name change in July 2025 of $491,688, employee payroll costs of $216,753, and professional fees of $116,411 for fees paid to a third-party distributor, third-party sales consultants and legal fees. Travel expenses were $74,433 and depreciation expense of $34,641 primarily for demonstration vehicles used to promote our products.

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

Product development expenses were $102,815 for the three months ended September 30, 2026 and were primarily related to expenses associated with employee payroll costs of $65,630, and professional fee expense of $14,691.

Product development expenses were $398,266 for the nine months ended September 30, 2026 and were primarily related to expenses associated with employee payroll costs of $272,813, and professional fee expense of $26,913, prototype expenses of $40,675 and facilities costs of $26,779.

Product development expenses were $67,522 for the three months ended September 30, 2025 and were primarily related to expenses associated with employee payroll costs of $20,902.

Product development expenses were $371,424 for the nine months ended September 30, 2025 and were primarily related to expenses associated with employee payroll costs of $172,171, depreciation expense of $47,398 and facilities costs of $86,904.

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

General and administrative expenses were $12,104,995 for the three months ended September 30, 2026, and were primarily related to costs of $10,613,668 for legal advisory and consulting fees, including related party legal fees of $7,007,297, primarily associated with stockholder litigation, proxy preparation and stockholder solicitation, employee payroll costs of $414,244, BTC custody fees with a cost of $12,804, professional fees of $333,005 (including auditor fees of $25,750, legal fees of $291,868 and consulting fees of $15,388), software costs of $70,773, insurance costs of $322,522 travel expenses of $23,273 and facilities expense of $91,142. Annual meeting costs in preparation of the annual meeting of $40,965 and quarterly compensation expense of $82,500 for the Company’s board of directors (the “Board”).

General and administrative expenses were $28,210,385 for the nine months ended September 30, 2026 and were primarily related to costs of $21,464,118 for legal advisory and consulting fees, including related party legal fees of $14,835,298, primarily associated with the stockholder litigation matter, proxy preparation and stockholder solicitation, employee payroll costs of $1,248,371, stock-based compensation of $1,797,041, consisting of $1,119,376 for warrants granted to Gemini and $677,665 for inducement stock option, BTC custody fees of $46,075, professional fees of $1,447,943 (including auditor fees of $184,357, legal fees of $1,169,671 and consulting fees of $93,915), software costs of $218,480, insurance costs of $958,357, travel expenses of $92,020 and facilities expense of $258,059. Annual meeting costs in preparation of the annual meeting of $138,725 and Board compensation expense of $247,500.

General and administrative expenses were $19,403,727 for the three months ended September 30, 2025 including expenses associated with employee payroll costs of $844,052, including bonuses of $375,000 paid to the Company’s existing CEO and CFO prior to the Private Placements under new employment agreements signed concurrent with the Private Placements and a $225,000 signing bonus for the new Co-CEO. All bonuses were used by these individuals to purchase common stock sold in the Private Placements. The Company also recognized $13,754,360 of stock-based compensation including $8,072,716 for inducement stock options granted to three new employees upon completion of the Private Placements, $249,413 for warrants granted to a consultant for the Private Placements and $5,432,230 for vesting of some of the warrants granted to Gemini under the Strategic Digital Assets Services Agreement discussed in Note 8 of the condensed consolidated financial statements. In July 2025, the Company entered into a settlement agreement with Highbridge Consultants LLC (“Highbridge”) for $2,000,000. Company costs also include professional fees of $502,319 (including auditor fees of $23,175, legal fees of $423,871), software costs of $132,398 and insurance costs of $464,711. Additionally, the period includes Board compensation expense of $692,500, which includes $600,000 paid to the Company’s Board prior to the Private Placements in place of stock awards that could not be granted for past services. The remaining Board compensation represents fees paid quarterly.

General and administrative expenses were $23,797,668 for the nine months ended September 30, 2025, and include expenses associated with employee payroll costs of $1,935,878, including the $225,000 signing bonus paid to the new Co-CEO, and bonuses of $375,000 paid to the Company’s existing CEO and CFO, as noted above. The Company also recognized $14,880,161 of stock-based compensation including $1,125,802 for share-based awards granted to the Company’s CEO and CFO in May 2025, $8,072,716 for inducement stock options granted to three new employees upon completion of the Private Placements, $249,413 for warrants granted to a consultant for the Private Placements and $5,432,230 for vesting of some of the warrants granted to Gemini as discussed above. In July 2025, the Company entered into a settlement agreement with Highbridge for $2,000,000. Period expenses also include professional fees of $952,441 (including auditor fees of $123,600 and legal fees of $608,684), software costs of $377,683, insurance costs of $1,369,471, and travel expenses of $85,059. Additionally, the period includes Board compensation expense of $792,500, which includes $600,000 paid to the Company’s Board as noted above. The remaining Board compensation represents fees paid quarterly. The Company also had other public company costs of $163,209 for transfer agent and other miscellaneous services, and annual meeting costs of $74,450.

For the remainder of 2026, we expect general and administrative expenses to remain elevated due to legal and other professional fees associated with stockholder activist and other related matters, partially offset by reimbursement by our insurance carrier for legal fees above our $5.0 million deductible and a reduction in our facility cost from our Round Rock, Texas office and warehouse leases which expired in August 2026.

Loss on Digital Assets

The Company’s digital assets are initially recorded at cost and are measured at fair value as of each reporting period. The Company determines the fair value of its Bitcoin based on quoted (unadjusted) prices on the Gemini exchange, the active exchange that the Company has determined is its principal market for BTC. The Company recognized a gain on digital assets of $36,986,989 and loss of $69,280,274 for the three and nine months ended September 30, 2026, respectively.

The Company’s average BTC purchase price was $117,516 for all BTC purchased by the Company in the three and nine months ended September 30, 2025, including the BTC received as payment in the Private Placements. Based on the price as of September 30, 2025 of $114,061, the Company recognized an unrealized loss of $14,106,222 for the three and nine months ended September 30, 2025.

Interest and Other Expenses

Other income/expenses for the three months ended September 30, 2026 was a net expense of $375,867. This includes interest expense of $750,907 primarily on the borrowings to repurchase our common stock and interest expense on vendor settlement liabilities that were recorded on a discounted cash flow basis, interest income of $324,229 primarily from interest earned on cash held in a money market account and a certificate of deposit, other income of $34,298 and a gain on the change in derivative liabilities of $16,513.

Other income/expenses for the nine months ended September 30, 2026 was a net expense of $3,434,159. This includes interest expense of $3,871,601 primarily on the borrowings to repurchase our common stock and interest expense on vendor settlement liabilities that were recorded on a discounted cash flow basis, interest income of $411,493 primarily from interest earned on cash held in a money market account and a certificate of deposit, other income of $619,478 primarily generated from BTC derivative contracts, a loss of $568,142 on repayment of a credit facility and loss on the change in derivative liabilities of $25,387.

Net interest and other income/expenses for the three months ended September 30, 2025 was a net expense of $73,504. This includes interest expense $361,464 primarily from borrowings to repurchase our common stock, interest income of $84,134 primarily earned on cash held in a money market account, a gain of $39,533 for the change in the fair value of the Series A warrants that are classified as derivative liabilities, and income of $287,095 from trading BTC put and call contracts and a loss on the repayment of a credit facility of $125,377 for the write off of unamortized issuance costs.

Net Interest and other income/expenses for the nine months ended September 30, 2025 was a net expense of $55,554. This includes interest expense of $525,111 primarily from borrowings to repurchase our common stock and interest expense on vendor settlement liabilities that were recorded on a discounted cash flow basis, interest income of $241,426 primarily from interest earned on cash held in a money market account, net income generated from BTC derivative contracts as noted above and the loss on repayment of a credit facility noted above.

For the remainder of 2026, we expect interest expense to decrease compared to the quarter ended September 30, 2026 due to the repayment of amounts borrowed from the delayed draw credit facility unless we borrow additional amounts under this facility to make additional repurchases of our common stock. If market conditions allow, the Company may issue equity or sell Bitcoin to repay outstanding loans or obtain other loan facilities with lower interest rates that could reduce interest expense in the future.

Net Income/ Loss

Net income for the three months ended September 30, 2026 was $23,986,094 and net loss for the nine months ended September 30, 2026 was $104,451,888. As discussed above, the net income for the three months ended September 30, 2026 was primarily due to an unrealized gain on BTC partially offset by costs incurred for the stockholder litigation, proxy preparation and distribution, and stockholder solicitation. The net loss for the nine months ended September 30, 2026 is primarily related to the losses on BTC and costs incurred for the stockholder litigation matter.

Net loss from continuing operations for the three and nine months ended September 30, 2025 was $28,685,309 and $34,269,502, respectively. The net loss for the three and nine months ended September 30, 2025 includes a loss on BTC of $14.1 million. There were no stockholder litigation costs in the three and nine months ended September 30, 2025.

Liquidity and Capital Resources

On September 30, 2026, we had cash, cash equivalents and restricted cash of $78.2 million, including $0.1 million of restricted cash, and we had working capital of $70.8 million. Since inception we have funded our operations from proceeds from debt and equity sales.

Cash used in operating activities

Net cash used in operating activities was $25.4 million for the nine months ended September 30, 2026 and includes all of our operating costs, except non-cash costs of depreciation and amortization, loss on change in derivative financial liabilities all of which were insignificant for the period, stock-based compensation of $1.8 million, bad debt expense of $2.1 million relating to the write off of Venom accounts receivable and inventory financing deposits, and loss on Bitcoin of $69.3 million. Significant uses/contributions of cash used in operating activities includes an increase in accounts receivable of $1.9 million, an increase in related party payable of $7.0 million due to the legal invoices related to the stockholder litigation matter, a decrease in prepaid assets of $0.8 million due to the financing prepayments.

Net cash used in operating activities was $14.9 million for the nine months ended September 30, 2025 and includes all of our operating costs, except non-cash costs of depreciation and amortization, loss on change in derivative financial liabilities all of which were insignificant for the period and stock-based compensation of $14.9 million and unrealized loss on Bitcoin of $14.1 million. Significant uses/contributions of cash used in operating activities includes an increase in accounts receivable of $1.5 million due to the invoicing of a golf cart order to a customer who financed the purchase from its manufacturer through the Company, a decrease of $0.5 million in inventory and inventory deposits, an increase in prepaid assets of $0.9 million primarily from the renewal of the Company’s director and officer liability insurance policy, and a decrease of $2.0 million in accrued liabilities primarily due to payments on vendor settlements.

For the remainder of 2026, we expect net cash used in operating activities will decrease compared to the nine months ended September 30, 2026 due to lower legal and professional fees related to stockholder activism matter, including costs related to the preparation and distribution of our proxy and stockholder solicitation costs, and due to proceeds expected to be received in the fourth quarter of 2026 under our directors and officers insurance policy for legal costs related to the stockholder activism matter, and partially offset by a decrease in expenses such as rent in connection with the expiration of the leases on our Round Rock, Texas facilities.

Cash provided by (used in) investing activities

Net cash provided by investing activities was $188.7 million for the nine months ended September 30, 2026, consisting of proceeds from the sale of Bitcoin of $211.5 million, proceeds from the maturity of a certificate of deposit of $2.1 million, offset by an investment in EMHU and CDP in the amount of $22.9 million and the purchase of Bitcoin in the amount of $2.0 million.

Net cash used in investing activities was $453.8 million for the nine months ended September 30, 2025, primarily consisting of the purchase of Bitcoin of $451.6 million, the purchase of a certificate of deposit of $2.0 million as collateral for our dealer floor plan financing and $0.2 million for purchases of equipment and tooling.

As discussed above, EMHU is expected to close on the purchase of a data center facility which will require the Company to pay $62.1 million to fund its share of the purchase price. In addition, the Company has irrevocably guaranteed any additional capital contributions of VEPS pursuant to mandatory capital calls by TexStack, as managing member of EMHU. The Company may also make other strategic investments in additional data center facilities.

Cash (used by) provided by financing activities

Cash used in financing activities for the nine months ended September 30, 2026, was $94.2 million and was primarily related to net proceeds of $24.8 million from the sale of common stock units and pre-funded warrant units from the March 2026 offering, proceeds of $15.0 million from borrowing on the delayed draw credit facility, offset by share repurchases of $54.0 million, repayment of the term loan $50.0 million and payments made on the delayed draw credit facility of $30.0 million.

Cash provided by financing activities for the nine months ended September 30, 2025, was $485.3 million and was primarily related to proceeds of $452.3 million from the sale of common stock and prefunded warrants from the Private Placements, proceeds of $10.3 million from the sale of common stock under the Company’s At the Market program, proceeds of $10.7 million from the sale of common stock units and pre-funded warrant units, proceeds of $50.0 million from a term loan facility, proceeds of $1.8 million from warrant exercises, partially offset by share repurchases of $39.4 million.

Management anticipates that our cash on hand as of September 30, 2026, plus cash expected to be generated from operations and premium from derivative trading, cash available from borrowings available on our credit facility and the cash received from the sale of Bitcoin, will be sufficient to fund planned operations, meet our capital contribution requirements for EMHU, including the $62.1 million capital contribution VEPS has committed to make upon the closing of the Property Acquisition (as defined in Note 3 below) and the Company’s guarantee of any additional capital contributions of VEPS (see Note 3), and to repay borrowings as they become due for at least one year from the date of the issuance of the financial statements as of and for the nine months ended September 30, 2026.

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

Critical Accounting Policies and Estimates

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

Based on that evaluation, our Co-Chief Executive Officers and Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures were not effective as of September 30, 2026 to provide assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to management as appropriate, to allow timely decisions regarding disclosures as we have previously missed filing certain forms timely and we have not implemented and tested controls and procedures to conclude that we have remediated this deficiency. Notwithstanding this conclusion, we believe that our unaudited condensed consolidated financial statements contained in this Quarterly Report fairly present our financial position, results of operations and cash flows for the periods covered thereby in all material respects. Management is working to identify corrective actions for the weakness and will periodically re-evaluate the need to add personnel and implement improved review procedures.

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting during the three months ended September 30, 2026, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On February 26, 2026, a stockholder (the "Complainant") submitted a nomination notice proposing to name nine candidates for election to the Company’s Board and another stockholder submitted a nomination notice purportedly naming one candidate. On March 26, 2026, the Company sent each of these stockholders a letter notifying them that their respective purported nominations were invalid based on various matters and deficiencies identified in connection with the nomination notice.

The stockholder who named one candidate subsequently withdrew its nomination. On April 2, 2026, the Complainant filed a complaint with the Court of Chancery of the State of Delaware (the “Court”) against the Company and its Board alleging that the Company’s Board took actions to reject the stockholder’s purported nominations in breach of their fiduciary duties (the “Complaint”). On July 20, 2026, the stockholder filed a supplemental complaint (collectively the “Complaints”). The Complaints allege, among other things, the following:

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

The stockholder’s Complaint requested, among other items, that the Court find that (a) the defendants breached their fiduciary duties, (b) undo the Company’s rejection of the stockholder’s nominations for the Company’s Board so that the stockholder’s nominees can be included on the ballot for potential election at the Company’s upcoming 2026 annual meeting, (c) prohibit holders of shares issued in connection with March Equity Offering from being eligible to vote such shares for directors at the Company’s upcoming 2026 annual meeting, (d) award damages and other monetary relief for the harm caused by the March Equity Offering, together with pre-judgment and post-judgment interest and (e) reopen the nomination window and cease any further investments or selling of BTC.

The trial concluded on August 5, 2026, and on August 28, 2026, the Court ruled in favor of the Complainant that the Company’s Board did not have the contractual right to reject the stockholder nominations, and found the Complainant’s nominations for the Company’s Board valid and the Complainant’s nominees may be included on the ballot for potential election at the Company’s 2026 annual meeting. The Court deferred hearing the matter related to sterilizing the votes; damages and other monetary relief for the alleged harm caused by the March 2026 Equity Offering. Subsequent to this ruling, the Complainant reduced the number of its nominees for the Company’s Board from nine to four.

On September 2, 2026, the Court sanctioned the Complainant for failing to preserve relevant data related to these litigation matters and awarded the Company reasonable attorneys’ fees and expenses incurred to pursue supplemental discovery for lost evidence caused by the Complainant’s disregard for evidence preservation. The Company is preparing a request for the Court’s review and approval. Any recovery of fees will be recorded when received.

On September 4, 2026, the Company also filed an application for interlocutory appeal with the Court appealing the Court’s ruling that the Board breached its fiduciary duties and the Complainant’s nominees could be included on the ballot for potential election at the Company’s 2026 annual meeting (the “Appeal”) due to the Court’s interpretation of the definition of a “participant” in accordance with Federal law, which the Court denied. The Company filed the Appeal with the Supreme Court of the State of Delaware (the “Delaware Supreme Court”) on September 14, 2026 and the Delaware Supreme Court accepted the Appeal on an accelerated basis. The hearing occurred October 7, 2026 and on October 9, 2026, the Company was informed by the Delaware Supreme Court that it affirmed the Court’s ruling. As a result, the Complainant’s nominations for the Company’s Board were upheld.

The Company held its 2026 annual stockholders’ meeting on October 14, 2026 and eight of the Company’s nine nominees for director were elected along with one nominee of the Complainant. On October 16, 2026, the Complainant filed a second supplemental complaint with the Court to disallow a certain number of votes cast by EAM that were in favor of one of the Company’s nominees, which would result in another one of the Complainant’s nominees being elected to the Company’s Board. The number of votes requested to be disallowed is equivalent to the number of votes that were made by the stockholder whose shares were acquired in the March Equity Offering. The Court has agreed to hear this matter on January 13, 2027 and has continued to defer hearing the other open matters noted above.

ITEM 1A. RISK FACTORS

You should carefully review and consider the information regarding certain factors that could materially affect our business, financial condition or future results included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, filed with the SEC on March 27, 2026 (as amended by Form 10-K/A filed with the SEC on April 21, 2026) and our Quarterly Report on Form 10-Q for the quarter ended June 30, 2026, filed on August 7, 2026, (each of which is accessible on the SEC’s website at www.sec.gov) and as set forth below.

Risks Related to Our Data Center Infrastructure Investments Strategy

The data center projects underlying our existing investments, and any data center projects in which we may invest in the future, are subject to governmental permits, approvals and other regulatory requirements that we do not control.

Data center development and conversion projects typically require numerous permits, approvals and consents from state and local governmental authorities, public utility commissions and utilities, including zoning, land use, siting and building permits, environmental and air permits, and approvals relating to interconnection, power supply and on-site or behind-the-meter power generation. The process of obtaining these permits and approvals can be lengthy, costly and uncertain, and governmental authorities often have broad discretion in granting, conditioning or revoking them.

We hold minority, non-controlling interests in EMHU and CDP, and the value of these investments depends on the ability of those entities, their partners and their prospective tenants to obtain and maintain the governmental permits and approvals required for the underlying projects. To the extent we make additional investments in data center projects in the future, we expect to be subject to similar risks, and we may have limited or no ability to influence the permitting and approval process for those projects. Required permits and approvals may not be obtained on a timely basis, on acceptable terms or at all, and permits and approvals that have been obtained may be challenged, appealed, modified or revoked. Local community opposition, third-party litigation, environmental reviews and changes in governmental or utility policies toward data centers could delay, limit or prevent the issuance of required approvals or result in conditions that materially increase project costs.

In addition, laws, regulations and policies applicable to data centers are evolving, and governmental authorities may adopt new requirements or interpret existing ones in a manner that restricts or increases the cost of developing or operating data centers. Any delay in, or failure to obtain or maintain, required permits and approvals or any adverse change in applicable laws or regulations could delay or prevent the closing of our existing or any future data center projects in which we may invest, any of which could result in the partial or total impairment of our investments and materially adversely affect our business, financial condition and results of operations.

Risks Related to Our Common Stock

We have been and may in the future be subject to material litigation. These matters include individual, derivative and class action lawsuits, as well as investigations and enforcement actions by regulators and governmental authorities. These matters are often expensive and time consuming, and, if resolved adversely, could harm our business, financial condition, and operating results.

We have been and may in the future become subject to claims, arbitrations, individual and class action lawsuits with respect to a variety of matters, including employment, consumer protection, advertising, securities, derivative and stockholder activists. In addition, we may from time to time become subject to government and regulatory investigations, inquiries, actions or requests, other proceedings and enforcement actions alleging violations of laws, rules, and regulations, both foreign and domestic. The scope, determination and impact of claims, lawsuits, government and regulatory investigations, enforcement actions, disputes and proceedings to which we are subject cannot be predicted with certainty, and have and may result in:

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

For example, on April 2, 2026, a stockholder filed a complaint with the Court of Chancery of the State of Delaware (the “Court”) against the Company and its Board alleging that the Company’s Board took actions to reject the stockholders’ purported nominations in breach of their fiduciary duties. On October 16, 2026, the same stockholder filed a second supplemental complaint with the Court to disallow a certain number of votes cast by EAM in favor of one of the Company’s nominees, which would result in another of the stockholder’s nominees being elected to the Company’s Board. The litigation is ongoing and there can be no assurance as to its outcome or timing. We have incurred and may continue to incur significant costs relating to this litigation. For example, during the nine months ended September 30, 2026, we incurred approximately $21.5 million of legal, advisory and consulting fees primarily associated with this stockholder litigation matter and related proxy contest, including approximately $14.8 million of related party legal fees, most of which we expect our insurance carriers to reimburse after our $5.0 million retention is deducted. An adverse outcome in the remaining matters could result in monetary damages, further changes to the composition of our Board and continued diversion of management’s attention, any of which could adversely affect our business, strategy, financial condition and results of operations. See Note 14 to the condensed consolidated financial statements for further discussion of this matter, as well as Management’s Discussion and Analysis – General and Administrative Expenses regarding significant costs incurred in connection with defending the Company against the allegations.

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

We are subject to a court order that requires us to give advance notice to a stockholder before taking certain significant corporate actions, which may limit our ability to take those actions quickly.

On October 26, 2026, the Delaware Court of Chancery (the “Court”) entered an order in connection with the stockholder litigation brought by ATG Capital Opportunities Fund LP (“ATG”) challenging the re-election of Ian Read to our Board of Directors (the “Board”) at our 2026 annual meeting of stockholders. Under the order, we must give ATG at least five business days’ prior written notice before taking certain significant corporate actions. These actions include:

•	amending our bylaws;
•	changing the size of the Board;
•	entering into certain extraordinary transactions, such as a merger or a sale of all or a substantial portion of our assets or issuing debt or equity securities / incurring indebtedness, above a threshold equal to 5% of our fully diluted voting stock.

The order does not restrict us from meeting our existing funding obligations under the EMHU LLC Agreement. We must also notify ATG before any Board action for which Mr. Read’s attendance is needed to establish a quorum, or his vote is needed to approve the action.

These requirements will remain in effect while the related litigation is pending, unless the Court modifies or lifts them earlier. The Court has scheduled a hearing for January 2027. We cannot predict the outcome of the hearing, whether the Court will extend, expand or modify the order, or when the Read Litigation will be resolved.

The notice requirements could delay or impede our ability to take certain corporate actions. They could also limit our ability to pursue, negotiate or complete strategic transactions, financings, material investments or material contracts on favorable terms or on a timely basis. Counterparties may also be reluctant to transact with us while the order is in effect. In addition, ATG may challenge any action we notify it of, which could lead to further or prolonged disputes with ATG, more litigation costs, and diversion of management's attention. Separately, an adverse outcome in the underlying could affect the composition of the Board or the validity of actions it has taken. Any of these outcomes, alone or together, could harm our reputation and business and adversely affect our results of operations and financial condition.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Except as previously reported on Current Reports on Form 8-K filed by the Company with the SEC, we did not sell any equity securities during the period covered by the report that were not registered under the Securities Act.

The following table provides information relating to the Company’s purchases of our common stock during the three months ended September 30, 2026 in accordance with Item 703 of Regulation S-K:

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit) ($)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plan or Program
July 1, 2026 – July 31, 2026	–	–	–	$50,258,519
August 1, 2026 – August 31, 2026	–	–	–	50,258,519
September 1, 2026 –September 30, 2026	–	–	–	50,258,519
Three Month period ended September 30, 2026	–		–	$50,258,519

(1)	On July 24, 2025, the Board approved a $100.0 million common stock repurchase program effective through July 24, 2027, which was increased by the Board to $150.0 million on October 10, 2025, and further increased by the Board to $200.0 million on February 2, 2026), subject to extension or earlier termination by the Board at any time. Total repurchase authority remaining under the stock repurchase program was $49.1 million as of November 5, 2026.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

During the quarter ended September 30, 2026, no director or officer adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS

INDEX TO EXHIBITS

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 of the Form 8-K filed October 8, 2021)
3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 of the Form 8-K filed June 15, 2023)
3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 of the Form 8-K filed October 16, 2023)
3.4	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 of the Form 8-K filed February 5, 2024)
3.5	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 of the Form 8-K filed June 7, 2024
3.6	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 of the Form 8-K filed November 8, 2024)
3.7	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 of the Form 8-K filed June 12, 2025)
3.8	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 of the Form 8-K filed July 29, 2025)
3.9	Third Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 of the Form 8-K filed July 29, 2025)
3.10	Certificate of Designations designating Series A Preferred Stock of Empery Digital Inc., as filed with the Delaware Secretary of State on February 3, 2026 (incorporated by reference to Exhibit 3.1 of the Form 8-K filed on February 3, 2026)
3.11	Certificate of Elimination of Series A Preferred Stock of Empery Digital Inc. (incorporated by reference to Exhibit 3.1 of the Form 8-K filed July 6, 2026)
4.1	Rights Agreement, dated as of February 3, 2026, between Empery Digital Inc. and Computershare Trust Company, N.A., as rights agent (incorporated by reference to Exhibit 4.1 of the Form 8-K filed on February 3, 2026)
4.2	Amendment No. 1, dated as of July 6, 2026, to Rights Agreement, dated as of February 3, 2026, between Empery Digital Inc. and Computershare Trust Company, N.A., as rights agent (incorporated by reference to Exhibit 4.1 of the Form 8-K filed on July 6, 2026)
4.3	Form of Pre-Funded Warrant(incorporated by reference to Exhibit 4.1 of the Form 8-K filed on March 23, 2026)
4.4	Form of Common Warrant(incorporated by reference to Exhibit 4.2 of the Form 8-K filed on March 23, 2026)
31.1*	Certification of the Co-Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934
31.2*	Certification of the Co-Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934
31.3*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934
32.1*(1)	Certification of the Co-Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*(1)	Certification of the Co-Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.3*(1)	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted in inline XBRL, and included in exhibit 101).

______________

*	Filed herewith.

(1)	The certifications on Exhibit 32 hereto are deemed not “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that Section. Such certifications will not be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EMPERY DIGITAL INC.

SIGNATURE	TITLE	DATE

/s/ Ryan Lane	Co-Chief Executive Officer and Director	November 6, 2026
Ryan Lane	(Principal executive officer)

/s/ John Kim	Co-Chief Executive Officer and Director	November 6, 2026
John Kim

/s/ Greg Endo	Chief Financial Officer	November 6, 2026
Greg Endo	(Principal financial and accounting officer)

